Form 10-K
period 1993-12-31
UNITED ILLUMINATING CO
filed 1994-02-18
CIK 101265

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             ___________


                              FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                             OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from ______ to ______

                      Commission File Number 1-6788

                      THE UNITED ILLUMINATING COMPANY

          (Exact name of registrant as specified in its charter)

    Connecticut                                       06-0571640
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

157 Church Street, New Haven, Connecticut              06506
(Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code: 203-499-2000

 ________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
   Title of each class                             which registered
   -------------------                             ------------------------
Common Stock, no par value                          New York Stock Exchange
8.80% Preferred Stock ($25 par value per share)     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
          ____________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                     ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [  ]

The aggregate market value of the registrant's voting stock held by non-affiliates on January 31, 1994 was $524,639,840, computed on the basis of the average of the high and low sale prices of said stock reported in the listing of composite transactions for New York Stock Exchange listed securities, published in The Wall Street Journal on February 1, 1994.

The number of shares outstanding of the registrant's only class of common stock, as of January 31, 1994, was 14,084,291.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                          Part of this Form 10-K into
      Document                            which document is incorporated
      --------                            ------------------------------
Definitive Proxy Statement, dated
April 8, 1994, for Annual Meeting of the
Shareholders to be held on May 18, 1994.               III

                               THE UNITED ILLUMINATING COMPANY
                                         FORM 10-K
                                      December 31, 1993

                                     TABLE OF CONTENTS
                                                                        Page
                                                                        ----

GLOSSARY                                                                  4

Part I

   Item 1.   Business.                                                    6

   -   General                                                            6

   -   Franchises, Regulation and Competition                             6

       - Franchises                                                       6

       - Regulation                                                       7

       - Competition                                                      7

   -   Rates                                                              8

   -   Financing                                                          9

   -   Fuel Supply                                                       11

       - Fossil Fuel                                                     11

       - Nuclear Fuel                                                    12

   -   Arrangements with Other Utilities                                 13

       - Hydro-Quebec                                                    13

   -   Environmental Regulation                                          13

   -   Employees                                                         16

   Item 2.  Properties.                                                  17

   -   Generating Facilities                                             17

       - Tabulation of Peak Loads, Resources, and Margins                18

   -   Transmission and Distribution Plant                               19

   -   Seabrook                                                          20

   -   Capital Expenditure Program                                       21

   -   Nuclear Generation                                                22

       - Insurance Requirements                                          22

       - Waste Disposal and Decommissioning                              23

   Item 3.  Legal Proceedings.                                           24

   Item 4.  Submission of Matters to a Vote of Security Holders.         25

   Executive Officers of the Company                                     26

                                                                        Page
                                                                        ----
Part II

   Item 5.  Market for the Company's Common Equity and Related
              Stockholder Matters.                                       29

   Item 6.  Selected Financial Data.                                     30

   Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                       34

   -   Major Influences on Financial Condition                           34

   -   Liquidity and Capital Resources                                   34

   -   Results of Operations                                             36

   -   Outlook                                                           38

   -   Inflation                                                         39

   Item 8.  Financial Statements and Supplementary Data.                 40

   -   Consolidated Statements for the Years Ended
           December 31, 1993, 1992 and 1991                              40

       - Income Statement                                                40

       - Cash Flows                                                      41

       - Balance Sheet                                                   42

       - Retained Earnings                                               44

   -   Notes to Consolidated Financial Statements                        45

       - Statement of Accounting Policies                                45

       - Capitalization                                                  48

       - Rate-Related Regulatory Proceedings                             53

       - Accounting for Phase-in Plan                                    54

       - Income Taxes                                                    55

       - Short-Term Credit Arrangements                                  56

       - Supplementary Information                                       59

       - Pension and Other Post-Employment Benefits                      60

       - Jointly Owned Plant                                             64

       - Unamortized Cancelled Nuclear Project                           64

       - Fuel Financing Obligations and Other Lease Obligations          64

       - Commitments and Contingencies                                   65

           - Capital Expenditure Program                                 65

           - Seabrook                                                    65

           - Nuclear Insurance Contingencies                             66

                                                                        Page
                                                                        ----
Part II (continued)

           - Other Commitments and Contingencies                         67

             - Hydro-Quebec                                              67

             - Reorganization Charge                                     67

             - Site Remediation Costs                                    67

             - Property Taxes                                            67

       - Nuclear Fuel Disposal and Nuclear Plant Decommissioning         67

         - Environmental Concerns                                        69

       - Change in Method of Accounting for Property Taxes               69

       - Fair Value of Financial Instruments                             70

       - Quarterly Financial Data (Unaudited)                            71

   Report of Independent Accountants                                     72

   Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures.

Part III

   Item 10.  Directors and Executive Officers of the Company             73

   Item 11.  Executive Compensation.                                     73

   Item 12.  Security Ownership of Certain Beneficial Owners and
              Management.                                                73

   Item 13.  Certain Relationships and Related Transactions.             73

Part IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K.                                                  74

   Consent of Independent Accountants                                    81

   Signatures                                                            82

GLOSSARY

     Certain capitalized terms used in this Annual Report have the following meanings, and such meanings shall apply to terms both singular and plural unless the context clearly requires otherwise:

     "BEC" means Bridgeport Electric Company.

     "CL&P" means The Connecticut Light and Power Company.

     "CLM" means conservation and load management program.

     "Company" or "UI" means The United Illuminating Company.

     "CSC" means the Connecticut Siting Council.

     "Connecticut Yankee" means the Connecticut Yankee Atomic Power
      Company.

     "Connecticut Yankee Unit" means the nuclear electric generating unit owned and operated by Connecticut Yankee.

     "DEP" means the Connecticut Department of Environmental
      Protection.

     "DOE" means the United States Department of Energy.

     "DPUC" means the Connecticut Department of Public Utility
      Control.

     "EPA" means the United States Environmental Protection Agency.

     "EUA" means Eastern Utilities Associates.

     "EUA Power" means EUA Power Corporation.

     "FERC" means the United States Federal Energy Regulatory
      Commission.

     "FCA" means fossil fuel adjustment clause.

     "Hydro-Quebec" means a transmission line facility intertie linking New England and Quebec, Canada.

     "LLW" means low-level radioactive wastes.

     "Millstone Unit 3" means the nuclear electric generating unit located in Waterford, Connecticut, which is jointly owned by UI and thirteen other New England electric utilities.

     "NDFC" means the Nuclear Decommissioning Finance Committee.

     "NEPOOL" means the New England Power Pool.

     "NRC" means the United States Nuclear Regulatory Commission.

     "NU" means Northeast Utilities.

     "OPEB" means other postretirement benefits.

     "PCBs" means polychlorinated biphenyls.

     "Preferred Stock" means capital stock of the Company having preferential dividend andliquidation rights over shares of the Company's other classes of capital stock.

     "PSNH" means Public Service Company of New Hampshire.

     "RCI" means Research Center, Inc., a wholly-owned subsidiary of UI.

     "RCRA" means the federal Resource Conservation and Recovery Act.

     "Seabrook Unit 1" means nuclear generating unit No. 1 located in Seabrook, New Hampshire, which is jointly owned by UI and eleven other New England electric utilities.

     "Seabrook Unit 2" means nuclear generating unit No. 2 proposed to be located in Seabrook, New Hampshire, on which all construction was terminated in April 1984, and which was cancelled in 1984.

     "SEC" means Securities and Exchange Commission.

     "SFAS" means Statement of Financial Accounting Standards.

     "TSCA" means the federal Toxic Substances Control Act.

     "UEI" means United Energy International, Inc., a wholly-owned subsidiary of UI.

     "Unit 1" means Seabrook Unit 1.

     "UI" or "Company" means The United Illuminating Company.

     "URI" means United Resources, Inc., a wholly-owned subsidiary of UI.

     "VEBA" means Voluntary Employees' Benefit Association Trusts.

     "Ventana" means Ventana Corporation, a subsidiary of UI.

     "VERP" means the Voluntary Early Retirement Program.

                             PART I

Item 1. Business.

                             GENERAL

     The United Illuminating Company is an operating electric public utility company, incorporated under the laws of the State of Connecticut in 1899. It is engaged principally in the production, purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut. The population of this area is approximately 698,000, or 21% of the population of the State. The service area, largely urban and suburban in character, includes the principal cities of Bridgeport (population 135,250) and New Haven (population 123,470) and their surrounding areas. Situated in the service area are retail trade and service centers, as well as large and small industries producing a wide variety of products, including helicopters and other transportation equipment, electrical equipment, chemicals and pharmaceuticals. Of the Company's 1993 retail electric revenues, approximately 39% was derived from residential sales, 43% from commercial sales, 16% from industrial sales and 2% from other sales.

     UI has four wholly-owned subsidiaries. Bridgeport Electric Company, a single-purpose corporation, owns and leases to UI a generating unit at Bridgeport Harbor Station. Research Center, Inc. (RCI) has been formed to participate in the development of one or more regulated power production ventures, including possible participation in arrangements for the future development of independent power production and cogeneration facilities. United Energy International, Inc. (UEI) has been formed to facilitate participation in a proposed joint venture relating to power production plants abroad. United Resources, Inc. (URI) serves as the parent corporation for several unregulated businesses, each of which is incorporated separately to participate in business ventures that will complement and enhance UI's electric utility business and serve the interests of the Company and its shareholders and customers.

     Four wholly-owned subsidiaries of URI have been incorporated. Souwestcon Properties, Inc. is participating as a 25% partner in the ownership of a medical hotel building in New Haven. A second wholly-owned subsidiary of URI is Thermal Energies, Inc., which is participating in the development of district heating and cooling water facilities in the downtown New Haven area, including the energy center for an office tower and participation as a 37% partner in the energy center for a new city hall and office tower complex. A third URI subsidiary, Precision Power, Inc., provides power-related equipment and services to the owners of commercial buildings and industrial facilities. A fourth URI subsidiary, American Payment Systems, Inc., manages agents and equipment for electronic data processing of bill payments made by customers of utilities, including UI, at neighborhood businesses. In addition to these subsidiaries, URI also has an 82% ownership interest in Ventana Corporation, which offers energy conservation engineering and project management services to governmental and private institutions.

     The Board of Directors of the Company has authorized the investment of a maximum of $13.5 million, in the aggregate, of the Company's assets in all of URI's ventures, UEI and RCI, and, at December 31, 1993, approximately $10.6 million had been so invested.

                FRANCHISES, REGULATION AND COMPETITION

                            Franchises

     Subject to the power of alteration, amendment or repeal by the Connecticut legislature, and subject to certain approvals, permits and consents of public authorities and others prescribed by statute, the Company has valid franchises to engage in the production, purchase, transmission, distribution and sale of electricity in the area served by it, the right to erect and maintain certain facilities on public highways and grounds, and the power of eminent domain.

                            Regulation

     The Company is subject to regulation by the Connecticut Department of Public Utility Control (DPUC), which has jurisdiction with respect to, among other things, retail electric service rates, accounting procedures, certain dispositions of property and plant, mergers and consolidations, the issuance of securities, certain standards of service, management efficiency, operation and construction, and the location and construction of certain electric facilities. See "Rates". The DPUC consists of five Commissioners, appointed by the Governor of Connecticut with the advice and consent of both houses of the Connecticut legislature.

     The location and construction of certain electric facilities is also subject to regulation by the Connecticut Siting Council with respect to environmental compatibility and public need. See
"Environmental Regulation".

     UI is a "public utility" within the meaning of Part II of the Federal Power Act and is subject to regulation by the Federal Energy Regulatory Commission (FERC), which has jurisdiction with respect to interconnection and coordination of facilities, wholesale electric service rates and accounting procedures, among other things. See "Arrangements with Other Utilities".

     The Company is a holder of licenses under the Atomic Energy Act of 1954, as amended, and, as such, is subject to the jurisdiction of the United States Nuclear Regulatory Commission (NRC), which has broad regulatory and supervisory jurisdiction with respect to the construction and operation of nuclear reactors, including matters of public health and safety, financial qualifications, antitrust considerations and environmental impact. Connecticut Yankee is also subject to this NRC regulatory and supervisory jurisdiction. See Item 2. Properties - "Nuclear Generation".

     The Company is subject to the jurisdiction of the New Hampshire Public Utilities Commission for limited purposes in connection with its ownership interest in Seabrook Unit 1. See Item 2. Properties
- - "Seabrook".

                           Competition

     The electric utility industry has become, and can be expected to be, increasingly competitive, due to a variety of economic, regulatory and technological developments; and UI is exposed to competitive forces in varying degrees.

     Although UI has not historically been a major wholesale supplier of bulk electric power (power sold to other utilities), it has marketed generating capacity and energy aggressively in recent years, seeking to sell outside its service territory the power it produces in excess of the present needs of its own customers that became available when Seabrook Unit 1 commenced operating in 1990. Due to a general oversupply of power in the New England region and the region's slow economic growth, the Company's wholesale sales efforts have faced increasing competition; and wholesale sales are expected to remain relatively weak during the near term. Moreover, competition in this market can be expected to increase by reason of the federal Energy Policy Act of 1992, which was designed to foster competition in the wholesale market by facilitating the ownership and operation of independently-owned generating facilities and authorizing the FERC to order electric utilities to furnish transmission service to the owners of these generating facilities. Competition can also be expected to increase in the wholesale power market due to the entry of brokers and marketers, who buy and sell generating capacity and energy without owning or operating any generating or transmission facilities.

     In UI's principal market, retail sales of electricity in the Company's franchised service territory, competitive pressures are rising from several sources. Industrial and large commercial customers may have the ability to own and operate facilities that generate their own electric energy requirements. If these facilities satisfy certain statutory requirements, UI can be required to purchase their output at UI's avoided cost. These customers may also substitute natural gas or oil for electricity as fuel for heating and cooling purposes, and industrial customers may have the option of relocating their facilities to a lower-cost environment. As a result of these pressures, and with the approval of the DPUC, UI offers special rate and service agreements to induce industrial and large commercial customers to remain on the Company's system. However, to the extent that the Company loses revenues from customers leaving the system or paying for service under special rate or service agreements, the Company's only opportunity to replace such revenues will be through increased wholesale sales and retail sales growth. The Company is not capitalizing these "lost" revenues for future rate recovery and has publicly stated that it does not plan to seek rate increases for the foreseeable future.

     The legislatures and regulatory commissions in several states have considered or are considering "retail wheeling." This, in general terms, means the transmission by an electric utility of energy produced by another entity over the utility's transmission and distribution system to a retail customer in the utility's own service territory. A retail wheeling requirement would have the effect of permitting retail customers to purchase electric capacity and energy, at the election of such customers, from the electric utility in whose service area they are located or from any other electric utility or independent power producer anywhere. The DPUC has commenced a proceeding to investigate the pros and cons of retail wheeling.

                                RATES

     The Company's retail electric service rates are subject to regulation by the DPUC.

     UI's present general retail rate structure consists of various rate and service classifications covering residential, commercial, industrial and street lighting services.

     On December 16, 1992, the DPUC approved levelized rate increases of 2.66% ($15.8 million) in 1993 and 2.66% (an additional $17.3 million) in 1994, including allowed conservation and load management program (CLM) revenue increases. The rate increases total $33.1 million, or 5.4%, over two years.

     In order to achieve levelized 2.66% rate increases for each of these two years, the DPUC determined that the recovery of $13.1 million of sales adjustment clause revenues would be deferred from 1993 to 1994.

     Utilities are entitled by Connecticut law to revenues sufficient to allow them to cover their operating and capital costs, to attract needed capital and maintain their financial integrity, while also protecting the public interest. Accordingly, the DPUC's 1992 rate decision authorized a return on equity of 12.4% for ratemaking purposes. However, the Company may earn up to 1% above this level before a mandatory review is required by the DPUC.

     Since January 1971, UI has had a fossil fuel adjustment clause
(FCA) in virtually all of its retail rates. The DPUC is required by law to convene an administrative proceeding prior to approving FCA charges or credits for each month. The law permits automatic implementation of the charges or credits if the DPUC fails to act within five days of the administrative proceeding, although all such charges and credits are also subject to further review and appropriate adjustment by the DPUC at public hearings required to be held at least every three months. The DPUC has made no material changes in UI's FCA charges and credits as the result of any of these proceedings or hearings.

                            FINANCING

     The Company's capital requirements are presently projected as follows:

                                1994      1995      1996      1997      1998
                                ----      ----      ----      ----      ----
Capital Expenditure Program  $ 73,424  $ 84,876  $ 82,632  $ 51,324  $ 74,304
Long-term Debt Maturities      53,000    97,000      -       50,000   100,000
Mandatory Redemptions/
 Repayments                    60,333    66,134    12,770    15,171    15,562
                              -------   -------   -------   -------   -------

Total Capital Requirements   $186,757  $248,010  $ 95,402  $116,495  $189,866
                              =======   =======   =======   =======   =======

     The Company presently estimates that its cash on hand and temporary cash investments at the beginning of 1994, totaling $48.2 million, and its projected net cash provided by operations, less dividends, of $102 million, less capital expenditures of $73.4 million, will be insufficient to fund the Company's 1994 requirements for long-term debt maturities and mandatory redemptions and repayments, amounting to $113.3 million, by $36 million. The Company currently anticipates that its projected net cash provided by operations, less dividends and capital expenditures, for 1995 will be insufficient to fund the Company's 1995 requirements for long-term debt maturities and mandatory redemptions and repayments, by approximately $138 million. The Company currently anticipates that its projected net cash provided by operations, less dividends and capital expenditures, for 1996 through 1998 will be insufficient to fund the Company's requirements for long-term debt maturities and mandatory redemptions and repayments in the years 1996 through 1998, in amounts that cannot now be predicted accurately, but which may be substantial in the aggregate, depending on the levels of the Company's sales, wholesale and retail rates, operation and maintenance costs and taxes. All of the Company's capital requirements that exceed available net cash will have to be provided by external financing; and the Company has no commitment to provide such financing from any source of funds. The Company expects to be able to satisfy its external financing needs by issuing common stock and additional short-term and long-term debt, although the continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and the level of the Company's income and cash flow.

     In January 1993, the net proceeds from the liquidation of an investment in tax-exempt municipal debt instruments were used to pay $60 million principal amount of maturing 10.32% First Mortgage Bonds of the Company's wholly-owned subsidiary, Bridgeport Electric Company; to repay a $7.5 million 13.1% term loan; to repay short-term borrowings incurred for the August 1, 1992 redemption of the Company's 12% Debentures, due August 1, 2017, and for repayment of a $7.5 million 12.9% term loan on September 30, 1992; and to repay short-term borrowings incurred for a $19.1 million rent payment on December 31, 1992 under the Company's facility sale and leaseback arrangement for a portion of its ownership interest in Seabrook Unit 1.

     On September 30, 1993, the Company repaid a $5 million 12.9% term loan with funds obtained through short-term borrowings.

     On September 17, 1993, the Company invited the owners of $68,400,000 aggregate principal amount of 14 1/2% Pollution Control Revenue Bonds, due October 1 and December 1, 2009, ("Bonds") to sell to the Company, for cash, any and all of the Bonds. The Bonds were issued in 1984 by The Industrial Development Authority of the State of New Hampshire ("NHIDA"), which loaned the issue proceeds to the Company to pay for the cost of installing pollution control facilities at the Seabrook nuclear generating plant in New Hampshire; and the Business Finance Authority of the State of New Hampshire ("NHBFA"), successor to the NHIDA, agreed to issue Pollution Control Refunding Revenue Bonds ("Refunding Bonds") in a principal amount equal to the aggregate principal amount of Bonds purchased by the Company and surrendered to the Bond trustee for cancellation, and to loan the issue proceeds of the Refunding Bonds to the Company to pay for part of the purchase price of the Bonds being purchased and cancelled. On October 15, 1993, the Company accepted offers from holders of $64,460,000 aggregate principal amount of the Bonds to sell them for an aggregate purchase price of $75,710,000. On October 26, 1993, the NHBFA issued and sold $64,460,000 principal amount of 5 7/8%

Refunding Bonds, due October 1, 2033, and loaned the issue proceeds to the Company, which used them to pay a portion of the purchase price of the Bonds. The remainder of the purchase price was funded with the proceeds of short-term borrowings.

     On December 7, 1993, the Company issued and sold $100 million principal amount of five-year and one month Notes at a coupon rate of 6.20%. The net proceeds were used to repay $60 million principal amount of maturing 10.32% First Mortgage Bonds of the Company's wholly-owned subsidiary, Bridgeport Electric Company in January 1994; to repay a $5 million 13.1% term loan in January 1994 and for general corporate purposes, including repayment of short-term borrowings.

     The Company has a revolving credit agreement with a group of banks, which currently extends to January 19, 1995. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, by the certificate of deposit market in New York, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 1993, the Company had no short-term borrowings outstanding under this facility.

     The Company's long-term debt instruments do not limit the amount of short-term debt that the Company may issue. The Company's revolving credit agreement described in the previous paragraph requires it to maintain an available earnings/interest charges ratio of not less than 1.5:1.0 for each 12-month period ending on the last day of each calendar quarter.

     The Company had a $50 million term loan facility with a group of banks during 1993. Under this agreement, the Company chose an interest rate from among three alternatives: (i) a fluctuating interest rate determined by the prime lending market in New York;
(ii) a fixed interest rate determined by the Eurodollar interbank market in London; and (iii) a fixed interest rate determined by the certificate of deposit market in New York. On February 1, 1993, the Company borrowed $50 million from this group of banks, using the proceeds to repay short-term borrowings and other current obligations. On December 3, 1993, the Company repaid the $50 million borrowing and terminated the agreement.

     The Company had a term loan agreement with PruLease, Inc. (PruLease) that expired on December 1, 1993. This agreement was executed on December 31, 1992, when the Company borrowed $49.1 million from PruLease and purchased all the nuclear fuel that was owned by PruLease and leased to the Company on that date. This loan, which was collateralized by a first lien on the Company's ownership interest in the nuclear fuel for Seabrook Unit 1, was repaid in full at maturity.

     The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity acquires and stores natural gas, coal and fuel oil for sale to the Company, and the Company purchases these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to February 1995. At December 31, 1993, approximately
$10.1 million of fossil fuel purchases were being financed under this agreement.

     The Company's Preferred Stock provisions prohibit the issuance of additional Preferred Stock unless the Company's after-tax income for a period of twelve consecutive months ending not more than 90 days prior to such issuance is at least one and one-half times the aggregate of annual interest charges on all indebtedness and annual dividends on all Preferred Stock to be outstanding. The Preferred Stock provisions also prohibit any increase in long-term indebtedness unless the Company's after-tax income for a period of twelve consecutive months ending not more than 90 days prior to such increase is at least twice the annualized interest charges on all long-term indebtedness to be outstanding.

     The provisions of the financing documents under which the Company leases a portion of its entitlement in Seabrook Unit 1 from an owner trust established for the benefit of an institutional investor presently require UI to maintain its consolidated annual after-tax cash earnings available for the payment of interest at a level that is at least one and one-half times the aggregate interest charges paid on all indebtedness outstanding during the year.

     On the basis of the formulas contained in the Preferred Stock provisions and the Seabrook Unit 1 lease financing documents, the coverages for each of the five years ended December 31, 1993 are set forth below.

                            Preferred Stock         Seabrook Lease
                              Provisions              Provisions
                        ----------------------      -----------------
                        Preferred    Long-term      Earnings/Interest
    Year                  Stock    Indebtedness           Ratio
    ----                ---------  ------------     -----------------
    1989                 3.11         3.54          Not applicable
    1990                 3.38         3.84               1.72
    1991                 3.38         3.77               2.20
    1992                 3.23         3.88               2.41
    1993                 3.33         3.67               2.59

     See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the financing outlook for 1994 and beyond.

     The success of future financings by the Company will be dependent on a number of factors, most importantly, conditions in the securities markets, including the availability and cost of capital, economic conditions and the level of the Company's income and cash flow.

     The Company has a 5.45% participating share in Phase II of the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. See "Arrangements with Other Utilities - Hydro-Quebec". As a participant, the Company is obligated to furnish a guarantee for its participating share of the debt financing for Phase II of the facility. Currently, the Company's guarantee liability on this account amounts to approximately $9.8 million.

     The Company has a 9.5% common stock ownership share in Connecticut Yankee Atomic Power Company, which owns and operates a nuclear electric generating station in Haddam Neck, Connecticut. Connecticut Yankee plans and implements a construction program that is essential to maintain its station as a dependable source of low-cost electric power in New England. In this regard, the Company is obligated to furnish 9.5% of Connecticut Yankee's capital requirements within specified limits. As a condition of the debt financing arrangements for Connecticut Yankee's construction program, the lenders from time to time have required guarantees from the shareowners of Connecticut Yankee, although no such guaranteed debt is currently outstanding.

                            FUEL SUPPLY

                            Fossil Fuel

     The Company burns coal, residual oil and natural gas at its fossil fuel generating stations in Bridgeport and New Haven.
During 1993, approximately 745,000 tons of coal, 3.2 million barrels of fuel oil and 266.0 million cubic feet of natural gas were consumed in the generation of electricity. The Company leases fuel oil storage tanks at its major generating stations in Bridgeport and New Haven that have maximum capacities of approximately 680,000 and 650,000 barrels of oil, respectively. In addition, the Company maintains approximately a 45-day coal supply of 150,000 tons at its Bridgeport Harbor Station.

     The Company has a fuel oil supply contract with the Tosco
Corporation for the Company's New Haven and Bridgeport generating stations. The contract expires on September 30, 1995.

     The Company burns coal at the largest generating unit at Bridgeport Harbor Station, which is also capable of burning oil, and has a coal supply contract with Pittston Coal Sales Company that extends until July 1, 2007, subject to earlier termination provisions.

     The Company's New Haven Harbor Station has a dual-fuel capability of burning natural gas and oil. Under an agreement with Tenngasco, a division of Tenneco, the Company is obligated to burn approximately 6 billion cubic feet of gas per year, if tendered, during the non-heating months and when offered by Tenngasco at a price that is competitive with oil. The natural gas burned by the Company during 1993 was not purchased pursuant to this agreement.

                           Nuclear Fuel

     In addition to its common stock ownership in Connecticut Yankee, the Company holds ownership and leasehold interests in Seabrook
Unit 1 and Millstone Unit 3, both of which are nuclear-fueled generating units. Generally, the supply of fuel for nuclear generating units involves the mining and milling of uranium ore to uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, enrichment of that gas and fabrication of the enriched hexafluoride into usable fuel assemblies.

     After a region (approximately 1/5 to 1/3 of the nuclear fuel assemblies in the reactor at any time) of spent fuel is removed from a nuclear reactor, it is placed in temporary storage in a spent fuel pool at the nuclear station for cooling and ultimately is expected to be transported to permanent storage sites.

     Based on information furnished by the utilities responsible for the operation of the units in which the Company is participating, there are outstanding contracts that cover uranium concentrate purchases for the Connecticut Yankee Unit and Millstone Unit 3 through 1995 and for Seabrook Unit 1 through 1999. In addition, there are outstanding contracts, to the extent indicated below, for conversion, enrichment and fabrication services for these units extending through the following years:

                                Conversion to
                                Hexafluoride     Enrichment     Fabrication
                                -------------    ----------     -----------
   Connecticut Yankee Unit         1995          1994 (1)        1999 (2)
   Millstone Unit 3                1995          1995 (1)        1997 (3)
   Seabrook Unit 1                 1999          2014 (4)        2000

(1) Currently, 70% of the enrichment requirements through 1998 and 50% through 1999 are covered under an existing contract.
(2) The present contract extends fabrication services through 1999. It is presently under negotiation that would extend it through 2007.
(3) The contract provides an option to extend fabrication services through 1999.
(4)  Enrichment requirements are 100% covered through 2014.

     UI expects that uranium concentrates and related services for periods not covered by existing contracts will be available, although there can be no assurance that such concentrates and services will, in fact, be available when needed. Costs for subsequent periods could be substantially higher than those under existing contracts.

                 ARRANGEMENTS WITH OTHER UTILITIES

     The Company, in cooperation with other privately and publicly owned New England electric utilities, established the New England Power Pool (NEPOOL) in 1971. The objectives of NEPOOL are: (a) to assure that the bulk power supply of New England and any adjoining areas served conforms to proper standards of reliability, (b) to attain maximum practicable economy, consistent with such proper standards of reliability, in such bulk power supply, and (c) to provide for equitable sharing of the resulting benefits and costs. These objectives are achieved through joint planning, central dispatching, cooperation in environmental matters, coordinated construction, operation and maintenance scheduling of electric generation and transmission facilities and through the provision for more effective coordination with other power pools and utilities situated in the United States and Canada. The agreement establishing NEPOOL is filed with the Federal Energy Regulatory Commission (FERC) and its provisions are subject to continuing FERC jurisdiction.

     Operation, dispatching and coordination of planning of electric generating capacity for New England is done on a regular basis under NEPOOL. A central dispatching agency of NEPOOL, designated NEPEX, directs the operation and schedules the maintenance of the generating and transmission facilities of participating utilities and provides for coordination with other power pools and utilities.

     The Company contributes to the financial support of certain 345 kilovolt transmission facilities that are a part of the New England transmission grid in connection with its participation in the ownership of Seabrook Unit 1 and Millstone Unit 3.

                            Hydro-Quebec

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase II of this facility, in which UI has a 5.45% participating share, has increased the capacity of the intertie from 690 megawatts to a maximum of 2,000 megawatts. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. See "Financing".

                       ENVIRONMENTAL REGULATION

     The National Environmental Policy Act requires that detailed statements of the environmental effect of the Company's facilities be prepared in connection with the issuance of various federal permits and licenses, some of which are described below. Federal agencies are required by that Act to make an independent environmental evaluation of the facilities as part of their actions during proceedings with respect to these permits and licenses.
     The federal Clean Water Act requires permits for discharges of effluents into navigable waters and requires that all discharges of pollutants comply with federally approved state water quality standards. The Connecticut Department of Environmental Protection
(DEP) has adopted, and the federal government has approved, water quality standards for receiving waters in Connecticut. A joint federal and state permit system, administered by the DEP, has been established to assure that applicable effluent limitations and water quality standards are met in connection with the construction and operation of facilities that affect or discharge into these waters. The current discharge permit for New Haven Harbor Station was issued by the DEP on September 30, 1991. The discharge permits for Bridgeport Harbor, English and Steel Point Stations expired on February 25, 1992, May 15, 1992 and March 16, 1992, respectively. Applications for renewal of these permits were filed on August 23, 1991, November 14, 1991 and September 13, 1991, respectively, and, although new permits have not yet been issued, the Company has not been advised by the DEP that any of these facilities has a permitting problem. While the renewal applications are pending, the terms of the expired permits continue in effect. The DEP has determined that the thermal component of the discharges at each of the Company's stations will not result in a violation of state water quality standards and that the location, design, construction and capacity of the cooling water intake structures reflect the best technology available, as defined by the federal Environmental Protection Agency (EPA). All discharge permits may be reopened and amended to incorporate more stringent standards and effluent limitations that may be adopted by federal and state authorities. Compliance with this permit system has necessitated substantial capital and operational expenditures by UI, and it is expected that such expenditures will continue to be required in the future. Although the magnitude of future expenditures cannot now be estimated accurately, the Company presently anticipates spending several million dollars during the next several years to consolidate and improve the wastewater collection and treatment system at Bridgeport Harbor Station.

     Under the federal Clean Air Act, the EPA has promulgated national primary and secondary air quality standards for certain air pollutants, including sulfur oxides, particulate matter and nitrogen oxides. The DEP has adopted regulations for the attainment, maintenance and enforcement of these standards. In order to comply with these regulations, the Company is required to burn fuel oil with a sulfur content not in excess of 1%, and Bridgeport Harbor Unit 3 is required to burn a low-sulfur, low-ash content coal, the sulfur dioxide (SO2) emissions from which are not to exceed 1.1 pounds of SO2 per million BTU of heat input. Current air pollution regulations also include other air quality standards, emission performance standards and monitoring, testing and reporting requirements that are applicable to the Company's generating stations and further restrict the construction of new sources of air pollution or the modification of existing sources by requiring that both construction and operating permits be obtained and that a new or modified source will not result in the violation of the EPA's national air quality standards or its regulations for the prevention of significant deterioration of air quality.

     Amendments to the Clean Air Act in 1990 will require a significant reduction in nationwide SO2 emissions by fossil fuel-fired generating units to a permanent total emissions cap in the year 2000. This reduction is to be achieved by the allotment of allowances to emit SO2, measured in tons per year, to each owner of a unit, and requiring the owner to hold sufficient allowances each year to cover the emissions of SO2 from the unit during that year. Allowances are transferable and able to be bought and sold. The Company believes that, under the allowances allocation formula, it will hold more than sufficient allowances to permit continued operation of its existing generating units without incurring substantial expenditures for additional SO2 controls. The Company is marketing its surplus allowances, and has sold to a midwestern utility company an option to purchase a quantity of the Company's surplus allowances commencing in the year 2000. This sale has not had a significant impact on the Company's earnings.

     The same 1990 Clean Air Act amendments also contain major new requirements for the control of nitrogen oxides that will be applicable to generating units located in or near areas, such as UI's service territory, where air quality standards for nitrogen oxides and/or photochemical oxidants have not been attained. These amendments will also require the installation and/or modification of continuous emission monitoring systems, and require all existing generating units to obtain operating permits. During 1993, the Company expended approximately $12.3 million for nitrogen oxides controls and monitoring systems during a major overhaul of the largest generating unit at Bridgeport Harbor Station; and approximately $1.7 million will be expended in 1994 to complete this work. However, a federally-mandated 1994 revision to Connecticut's plan for achieving compliance with air quality standards for photochemical oxidants has not yet been promulgated, and the Company is not yet able to assess accurately the applicability and impact of implementing regulations to and on its generating facilities. Compliance may require substantial additional capital and operational expenditures in the future. In addition, due to the 1990 amendments and other provisions of the Clean Air Act, future construction or modification of fossil-fired generating units and all other sources of air pollution in southwestern Connecticut will be conditioned on installing state-of-the-art nitrogen oxides controls and obtaining nitrogen oxide emission offsets -- in the form of reductions in emissions from other sources -- which may hinder or preclude such construction or modification programs in UI's service area, depending on ambient pollutant levels over which the Company has no control.

     The Company's generating stations in Bridgeport and New Haven comply with the air quality and emission performance standards adopted by those cities.

     Under the federal Toxic Substances Control Act (TSCA), the EPA has issued regulations that control the use and disposal of polychlorinated biphenyls (PCBs). PCBs had been widely used as insulating fluids in many electric utility transformers and capacitors manufactured before TSCA prohibited any further manufacture of such PCB equipment. Fluids with a concentration of PCBs higher than 500 parts per million and materials (such as electrical capacitors) that contain such fluids must be disposed of through burning in high temperature incinerators approved by the EPA. Solid wastes containing PCBs must be disposed of in either secure chemical waste landfills or in high-efficiency incinerators. In response to EPA regulations, UI has phased out the use of certain PCB capacitors and has tested all Company-owned transformers located inside customer-owned buildings and replaced all transformers found to have fluids with detectable levels of PCBs (higher than 1 part per million) with transformers that have no detectable PCBs. Presently, no transformers having fluids with levels of PCBs higher than 500 parts per million are known by UI to remain in service in its system, except at one of UI's generating stations. Compliance with TSCA regulations has necessitated substantial capital and operational expenditures by UI, and such expenditures may continue to be required in the future, although their magnitude cannot now be estimated. The Company has agreed to participate financially in the remediation of a source of PCB contamination attributed to UI-owned electrical equipment on property in New Haven. Although the scope of the remediation and the extent of UI's participation have not yet been fully determined, the owner of the property has estimated the total remediation cost to be approximately $346,000.

     Under the federal Resource Conservation and Recovery Act (RCRA), the generation, transportation, treatment, storage and disposal of hazardous wastes are subject to regulations adopted by the EPA. Connecticut has adopted state regulations that parallel RCRA regulations but are more stringent in some respects. The Company has complied with the notification and application requirements of present regulations, and the procedures by which UI handles, stores, treats and disposes of hazardous waste products have been revised, where necessary, to comply with these regulations.

     The Company has estimated that the cost of environmental remediation of its decommissioned Steel Point Station property in Bridgeport, which the Company intends to sell for development, will be approximately $10.3 million, and that the value of the property following remediation will not exceed $6 million. In its December 16, 1992 decision on UI's application for retail rate increases, the DPUC provided for additional revenues to be recovered from customers in the amount of the $4.3 million difference during the period 1993-1996, subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gains on sale of the property.

     RCRA also regulates underground tanks storing petroleum products or hazardous substances, and Connecticut has adopted state regulations governing underground tanks storing petroleum and petroleum products that, in some respects, are more stringent than the federal requirements. The Company has 19 underground storage tanks, which are used primarily for gasoline and fuel oil, that are subject to these regulations. The Company has a testing program to detect leakage from any of its tanks, and it may incur substantial costs for future actions taken to prevent tanks from leaking, to remedy any contamination of groundwater, and to remove and replace older tanks in compliance with federal and state regulations.

     In the past, the Company has disposed of residues from operations at landfills, as most other industries have done. In recent years it has been determined that such disposal practices, under certain circumstances, can cause groundwater contamination. Although the Company has no knowledge of the existence of any such contamination, if the Company or regulatory agencies determine that remedial actions must be taken in relation to past disposal practices, the Company may experience substantial costs.

     A Connecticut statute authorizes the creation of a lien against all real estate owned by a person causing a discharge of hazardous waste, in favor of the DEP, for the costs incurred by the DEP to contain and remove or mitigate the effects of the discharge.
Another Connecticut law requires a person intending to transfer ownership of an establishment that generates more than 100 kilograms per month of hazardous waste to provide the purchaser and the DEP with a declaration that no release of hazardous waste has occurred on the site, or that any wastes on the site are under control, or that the waste will be cleaned up in accordance with a schedule approved by the DEP. Failure to comply with this law entitles the transferee to recover damages from the transferor and renders the transferor strictly liable for the cleanup costs. In addition, the DEP can levy a civil penalty of up to $100,000 for providing false information. UI does not believe that any material claims against the Company will arise under these Connecticut laws.

     A Connecticut statute prohibits the commencement of construction or reconstruction of electric generation or transmission facilities without a certificate of environmental compatibility and public need from the Connecticut Siting Council (CSC). In certification proceedings, the CSC holds public hearings, evaluates the basis of the public need for the facility, assesses its probable environmental impact and may impose specific conditions for protection of the environment in any certificate issued. During 1993, a citizens' group appealed to the Connecticut Superior Court from a decision of the CSC declining to reopen the 1991 certification of a transmission line that has since been completed by the Company and The Connecticut Light and Power Company in Fairfield County. The Superior Court dismissed this appeal; but the citizens' group has taken an appeal from the Superior Court's decision, and the Company is unable to predict what impact, if any, the group's actions will have on the operation of the transmission facility.

     In complying with existing environmental statutes and regulations and further developments in these and other areas of environmental concern, including legislation and studies in the fields of water and air quality (particularly "air toxics" and "global warming"), hazardous waste handling and disposal, toxic substances, and electric and magnetic fields, the Company may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, and it may incur additional operating expenses. Litigation expenditures may also increase as a result of scientific investigations, and speculation and debate, concerning the possibility of harmful health effects of electric and magnetic fields. The Company believes any additional costs are recoverable through the ratemaking process. The total amount of these expenditures is not
now determinable.   See also Item 2. Properties - "Nuclear
Generation".

                             EMPLOYEES

     As of December 31, 1993, the Company had 1,490 employees. Of these, approximately 63% had been with the Company for 10 or more years.

     Approximately 762 of the Company's operating, maintenance and clerical employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes. On May 21, 1992, the Company and the union agreed on a three-year contract, effective May 16, 1992. There has been no work stoppage due to labor disagreements during the past 27 years, other than a strike of three days duration in May 1985; and employee relations are considered satisfactory by the Company.

     In the Spring of 1993, the Company commenced an organizational study, parts of which were requested by the DPUC in its December
1992 rate order. The major objective of this organizational study was to prepare UI to meet the needs of its customers in a highly competitive environment. See "Competition." In November 1993, the Company announced a reorganization at the officer level, which took place on January 1, 1994. See "Executive Officers of the Company".
In January 1994, the Company announced a comprehensive reorganization of its corporate structure, which calls for approximately 650 management and non-union weekly/hourly positions
- -- a reduction of about 75 positions. Anticipating that this reorganization would result in fewer positions, UI offered a Voluntary Early Retirement Program (VERP) to 145 of its non-union employees during the fourth quarter of 1993. On January 24, 1994, the Company announced that 103 employees had elected early retirement under this program and that, as a result of the anticipated costs of the organizational study and the success of the VERP, UI would record an after-tax charge of $7.8 million, or 56 cents per share, against its 1993 earnings. The Company expects to recover this amount, through reduced operating expenses, during the 1994-1996 period. No decision has been made as to whether the Company will offer a severance program to employees who may be affected by the corporate reorganization when it is completed but who were not eligible for, or did not accept, the VERP.

Item 2.  Properties

                                 GENERATING FACILITIES

    The electric generating capability of the Company as of December 31, 1993, based on summer ratings of the generating units, was as follows:

                                      Year of      Max Claimed        UI
UI Operated:                  Fuel  Installation  Capability, Mw  Entitlement
- ---------------------------   ----  ------------  --------------  -----------
                                                                  %      Mw
Bridgeport Harbor Station 1  #6 Oil   1957           82.00      100.00  82.00(1)
Bridgeport Harbor Station 2  #6 Oil   1961          170.00      100.00 170.00
Bridgeport Harbor Station 3  #6 Oil/
                              Coal    1968/1985     385.00      100.00 385.00(2)
Bridgeport Harbor Station 4  Jet Oil  1967           17.10      100.00  17.10
New Haven Harbor Station     #6 Oil/
                              Gas     1975          447.00       93.71 418.86(3)
English Station 7            #6 Oil   1948           34.06      100.00  34.06(4)
English Station 8            #6 Oil   1953           38.49      100.00  38.49(4)

Operated by Other Utilities:
- ---------------------------

Connecticut Yankee Unit,     Nuclear  1968          560.10        9.50  53.21(5)
Haddam, Connecticut

Millstone Unit 3,            Nuclear  1986         1136.73        3.69  41.89(6)
Waterford, Connecticut

Seabrook Unit 1,             Nuclear  1990         1150.00       17.50 201.25(7)
Seabrook, New Hampshire

Power Purchases From
Cogeneration Facilities:
- -----------------------

Bridgeport RESCO,            Refuse   1988          62.00      100.00   62.00
Bridgeport, Connecticut

Total                                                                 1503.86
                                                                      =======

(1) Effective January 1, 1994, Bridgeport Harbor Station 1 was removed from operation and dispatching under NEPOOL and was placed in deactivated reserve. See Item 1. Business - "Arrangements with Other Utilities."
(2) UI leases this unit from UI's wholly-owned subsidiary, Bridgeport Electric Company (BEC), and it is subject to the lien of a first mortgage granted by BEC. The unit has been burning coal since early January 1985.
(3) UI's 93.705% ownership share of total net capability, including 25 MW sold to another utility for a 10-year period, commencing October 1, 1986 and 25 MW involved in a capacity exchange with another utility for a 6.5 year period, commencing May 1, 1993. This unit is jointly owned by UI (93.705%), Fitchburg Gas and Electric Light Company (4.5%) and the electric departments of three Massachusetts municipalities (See Item 1. Business - "Fuel Supply".
(4) English Station Units 7 and 8 were placed in deactivated reserve, effective January 1, 1992.
(5)  Represents UI's 9.5% entitlement in the unit.  See Item 1. Business
      - "Financing".
(6)  Represents UI's 3.685% ownership share of total net capability.
(7) Represents UI's 17.5% ownership share of total net capability. In August 1990, UI sold to and leased back from an owner trust established for the benefit of an institutional investor a portion of UI's 17.5% ownership interest in this unit. This portion of the unit is subject to the lien of a first mortgage granted by the owner trustee.

             TABULATION OF PEAK LOADS, RESOURCES, AND MARGINS
                   1993 ACTUAL,  1994 - 1998 FORECAST
                                (MEGAWATTS)

                                Actual                     Forecast
                                ------   ---------------------------------------
                                1993     1994    1995    1996     1997    1998
At Time of Peak Load
 on UI's System:
- -------------------

Capacity of generating
 units operated by UI (1)      1072.96  990.96  990.96  990.96   990.96  990.96
- -------------------------

Entitlements in nuclear
 units (1) (2)
- -----------------------
  Connecticut Yankee Unit        53.21   53.21   53.21   53.21    53.21   53.21
  Millstone Unit 3               41.89   41.89   41.89   41.89    41.89   41.89
  Seabrook Unit 1               201.25  201.25  201.25  201.25   201.25  201.25
                               ------- ------- ------- -------  ------- -------
                                296.35  296.35  296.35  296.35   296.35  296.35
                               ------- -------  ------ -------  ------- -------


Equivalent capacity value
 of the entitlement in
 Hydro-Quebec (1) (2)            98.10   98.10   98.10   98.10    98.10   98.10
- -------------------------

Purchases from cogeneration
 facilities
- ---------------------------
  Bridgeport RESCO               62.00   62.00   62.00   62.00    62.00   62.00
  Shelton Landfill (3)                            1.88    1.74     1.61    1.50

Purchase from New York
 Power Authority                  1.03    1.18    1.18    1.18     1.18    1.18
- ----------------------

Purchases from (sales to)
 other utilities
- -------------------------
  Net power contracts - fossil  (15.00) (10.00)  27.00   30.00    40.00   40.00
                               ------- ------- ------- -------  ------- -------

Total generating resources     1515.44 1438.59 1477.47 1480.33  1490.20 1490.09
                               ======= ======= ======= =======  ======= =======

Calculation of NEPOOL
 capability responsibility (4)
- ------------------------------
Peak load                      1115.00 1134.00 1143.00 1160.00  1176.00 1186.00
Required reserve margin         118.57  210.48  236.46  240.20   243.72  245.92
                               ------- ------- ------- -------  ------- -------
Total capability
 responsibility                1233.57 1344.48 1379.46 1400.20  1419.72 1431.92
                               ======= ======= ======= =======  ======= =======


Available Margin (5)            281.87   94.11   98.01   80.13    70.48   58.17


(1)  Capacity shown reflects summer ratings of generating units.
(2) Winter ratings of UI nuclear and Hydro-Quebec interconnection's equivalent capacity value entitlements (megawatts):
         Connecticut Yankee Unit     -         56.05
         Millstone Unit 3            -         42.33
         Seabrook Unit 1             -        201.25
         Hydro-Quebec                -         66.22
(3)  Projected to begin commercial operation by September 1994.
(4)  UI's required capacity as a NEPOOL participant.
(5) Total generating resources less capability responsibility. In addition, UI maintains three units (Bridgeport Harbor Station 1 and English Station 7 and 8) in deactivated reserve. A total of 154 MW of capacity can be generated by these units.

     During 1993, the peak load on the Company's system was approximately 1,115 megawatts, which occurred in July. UI's total generating capability at the time was 1,515 megawatts, including a 98 megawatt increase in capability provided by the equivalent capacity value of UI's entitlements in the Hydro-Quebec facility and reflecting the net effect of temporary arrangements with other electric utilities and cogenerators. The Company is currently forecasting a compound growth in peak load of 1.2% during the period 1993 to 2003. Based on current forecasts of loads, UI's generating capability will exceed its projected capability responsibility to NEPOOL for generating capacity through at least 1999, and English Station Units 7 and 8 and Bridgeport Harbor Station Unit 1 can be reactivated if higher than anticipated load growth occurs. If, due to the permanent loss of a generating unit or higher than expected load growth, UI's own generating capability becomes inadequate to meet its capability responsibility to NEPOOL, UI expects to be able to reduce the load on its system by the implementation of additional demand-side management programs, to acquire other demand-side and supply-side resources, and/or to purchase capacity from other utilities as necessary. However, because the generation and transmission systems of the major New England utilities, including UI, are operated as if they were a single system, the ability of UI to meet its load is and will be dependent on the ability of these New England utilities to meet the region's load. At the time of the NEPOOL summer peak in July 1993, these New England utilities had 26,555 megawatts of generating capacity, including 1,500 megawatts of interconnection credit of the Hydro-Quebec facility, available to meet the New England peak load of 19,570 megawatts. See "Seabrook", "Nuclear Generation" and
Item 1. Business - "Competition" and "Arrangements with Other
Utilities".

     Shown below is a summary of the Company's sources and uses of electricity for 1993.

                                  Megawatthours
                                  -------------
                                     (000's)

Sources                                         Uses
- -------                                         ----
Owned                                           Retail Customers         5,290
  Nuclear (Millstone Unit 3
  and Seabrook Unit 1)                1,823
  Coal                                1,976    Wholesale
  Oil                                 1,932    Delivered to NEPOOL      1,160
  Gas & Gas Turbines                     26    Contracts                1,031
                                      -----
     Total Owned                      5,757
                                               Company Use & Losses       340
                                                                        -----
Purchased
  Nuclear (Connecticut Yankee Unit)     356    Total Uses               7,821
  Contracts                             842                             =====
  NEPOOL                                515
  Hydro-Quebec                          351
                                      -----
    Total Sources                     7,821
                                      =====

                    TRANSMISSION AND DISTRIBUTION PLANT

     The transmission lines of the Company consist of approximately 95 circuit miles of overhead lines and approximately 17 circuit miles of underground lines, all operated at 345 KV or 115 KV and located within or immediately adjacent to the territory served by the Company. These transmission lines interconnect the Company's English, Bridgeport Harbor and New Haven Harbor generating stations and are part of the New England transmission grid through connections with the transmission lines of The Connecticut Light and Power Company. A major portion of the Company's transmission lines is constructed on a railroad right-of-way pursuant to a Transmission Line Agreement that expires in May 2000.

     The Company owns and operates 23 bulk electric supply substations with a capacity of 2,547,000 KVA and 50 distribution substations with a capacity of 288,750 KVA. The Company has 3,113 pole-line miles of overhead distribution lines and 130 conduit-bank miles of underground distribution lines.

     See "Capital Expenditure Program" concerning the estimated cost of additions to the Company's transmission and distribution facilities.

                             SEABROOK

     The Company has a 17.5% share in Seabrook Unit 1, a 1,150 megawatt nuclear generating unit located in Seabrook, New
Hampshire. Eleven other New England electric utilities have ownership shares in Unit 1.

     After experiencing increasing financial stress beginning in May 1987, Public Service Company of New Hampshire (PSNH), which held the largest ownership share (35.6%) in Seabrook, commenced a proceeding under Chapter 11 of the Bankruptcy Code in January of 1988. Under this statute, PSNH continued its operations while seeking a financial reorganization. A reorganization plan proposed by Northeast Utilities (NU) was confirmed by the bankruptcy court in April of 1990 and, on May 16, 1991, PSNH completed the financing required for payment of its pre-bankruptcy secured and unsecured debt under the first stage of the reorganization plan and emerged from bankruptcy. On May 19, 1992, the NRC issued the final regulatory approval necessary for the second stage of the NU reorganization plan, under which PSNH would be acquired by NU; and on June 5, 1992, this acquisition was completed. As part of the transaction, PSNH's ownership share of Seabrook Unit 1 was transferred to a wholly-owned subsidiary of NU. Two previous regulatory approvals of the NU reorganization plan for PSNH, by the Federal Energy Regulatory Commission (FERC) and the Securities and Exchange Commission (SEC), continue to be challenged in court proceedings, and the Company is unable to predict the outcome of these proceedings.

     On February 28, 1991, EUA Power Corporation (EUA Power), the holder of a 12.1% ownership share in Seabrook, commenced a proceeding under Chapter 11 of the Bankruptcy Code. EUA Power, a wholly-owned subsidiary of Eastern Utilities Associates (EUA), was organized solely for the purpose of acquiring an ownership share in Seabrook and selling in the wholesale market its share of the electric power produced by Seabrook. EUA Power commenced this bankruptcy proceeding because the cash generated by its sales of power at current market prices was insufficient to pay its obligations on its outstanding debt. Subsequently, EUA Power's name was changed to Great Bay Power Corporation (Great Bay). The official committee of Great Bay's bondholders (Bondholders Committee) has proposed, and the bankruptcy court has confirmed, a reorganization plan for Great Bay, under which substantially all of the equity ownership of Great Bay would pass to its bondholders.
On February 2, 1994, the Bondholders Committee accepted a financing proposal that would inject $35 million of new ownership equity into Great Bay. The bankruptcy court must approve this structure before the Great Bay reorganization plan becomes effective. Further approvals are also required from the NRC, FERC and the New Hampshire Public Utilities Commission. The bankruptcy court has approved an agreement among Great Bay, the Bondholders Committee, UI and The Connecticut Light and Power Company (CL&P), under which up to $20 million in advance payments against their respective future monthly Seabrook payment obligations will be made available between UI and CL&P as needed until the reorganization plan becomes effective. UI's share of funding obligations under this agreement totals $8 million. As of December 31, 1993, $5.5 million had been advanced by UI under this agreement. At January 31, 1994, $602,000 of the Company's advances remained outstanding. This agreement can be terminated by UI and CL&P upon thirty days notice or upon failure of the reorganization process to achieve certain milestones by specified dates. UI is unable to predict what impact, if any, failure of the reorganization plan to become effective will have on the operating license for Seabrook Unit 1, or what other actions UI and the other joint owners of the unit may be required to take in response to developments in this bankruptcy proceeding as it may affect Seabrook.

     Nuclear generating units are subject to the licensing requirements of the Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954, as amended, and a variety of other state and federal requirements. Although Seabrook Unit 1 has been issued a 40-year operating license, NRC proceedings and investigations prompted by inquiries from Congressmen and by NRC licensing board consideration of technical contentions may arise and continue for an indefinite period of time in the future. See "Nuclear Generation".

                           CAPITAL EXPENDITURE PROGRAM

    The Company's 1994-1998 capital expenditure program, excluding allowance for funds used during construction (AFUDC) and its effect on certain capital related items, is presently budgeted as follows:

                           1994        1995        1996        1997       1998      Total
                           ----        ----        ----        ----       ----      -----
                                             (000's)
Production               $23,688     $19,428     $22,308     $ 4,824    $15,180   $ 85,428
Distribution              10,140      21,840      21,288      22,164     21,588     97,020
Transmission              12,096      16,980      10,800       6,336     11,376     57,588
Conservation and
  Load Management         11,988      11,892      10,860      10,716     10,320     55,776
Nuclear Fuel               4,980       6,756      11,280       1,248     11,820     36,084
Other                     10,532       7,981       6,096       6,036      4,020     34,665
                         -------    --------     -------     -------    -------   --------

 Total Expenditures      $73,424    $ 84,877     $82,632     $51,324    $74,304   $366,561
                         =======    ========     =======     =======    =======   ========

AFUDC   (Pre-tax)         $4,934      $3,431      $2,474      $1,940     $1,968
Capitalized Interest       4,151       2,890       2,084       1,638      1,669
Book Depreciation         57,053      62,438      66,425      69,382     72,288
Decommissioning            2,741       2,794       2,851       1,841      1,909
Normalized Tax
  Depreciation            33,086      36,392      38,708      40,194     41,368
Accelerated Tax
  Depreciation            74,722      69,548      60,738      62,214     61,424
Amortization of Deferred
 Return on Seabrook
 Unit 1 Phase-In (1)           0     (12,635)    (12,635)    (12,635)   (12,635)
Estimated Rate Base
 (end of period)      $1,218,137  $1,239,962  $1,254,603  $1,227,959 $1,203,104

(1) Deferred return will be amortized over the period 1995-1999.

                        NUCLEAR GENERATION

                              General

     UI holds ownership and leasehold interests in Seabrook Unit 1 (17.5%) and Millstone Unit 3 (3.685%). UI also owns 9.5% of the common stock of Connecticut Yankee and is entitled to 9.5% of the generating capability of its nuclear generating unit. Each of these nuclear generating units is subject to the licensing requirements and jurisdiction of the NRC under the Atomic Energy Act of 1954, as amended, and to a variety of other state and federal requirements.

     The NRC regularly conducts generic reviews of numerous technical issues, ranging from seismic design to education and fitness for duty requirements for licensed plant operators. The outcome of reviews that are currently pending, and the ways in which the nuclear generating units in which UI has interests may be affected by these reviews, cannot be determined; and the cost of complying with any new requirements that might result from the reviews cannot be estimated. However, such costs could be substantial.

     Additional capital expenditures and increased operating costs for the nuclear generating units in which UI has interests may result from modifications of these facilities or their operating procedures required by the NRC, or from actions taken by other joint owners or companies having entitlements in the units. Some equipment modifications have required and may in the future require shutdowns or deratings of the generating units that would not otherwise be necessary and that result in additional costs for replacement power. The amounts of additional capital expenditures, increased operating costs and replacement power costs cannot now be predicted, but they have been and may in the future be substantial.

     Public controversy concerning nuclear power could also adversely affect the nuclear generating units in which UI has interests. Proposals to force the premature shutdown of nuclear plants in other New England states have received serious attention, and the licensing of Seabrook Unit 1 was a regional issue. The continuing controversy can be expected to increase the costs of operating the nuclear generating units in which UI has interests; and it is possible that one or more of the units could be shut down prematurely.

                         Insurance Requirements

     The Price-Anderson Act, currently extended through August 1, 2002, limits public liability resulting from a single incident at a nuclear power plant. The first $200 million of liability coverage is provided by purchasing the maximum amount of commercially available insurance. Additional liability coverage will be provided by an assessment of up to $75.5 million per incident, levied on each of the nuclear units licensed to operate in the United States, subject to a maximum assessment of $10 million per incident per nuclear unit in any year. In addition, if the sum of all public liability claims and legal costs resulting from any nuclear incident exceeds the maximum amount of financial protection, each reactor operator can be assessed an additional 5% of $75.5 million, or $3.775 million. The maximum assessment is adjusted at least every five years to reflect the impact of inflation. Based on its interests in nuclear generating units, the Company estimates its maximum liability would be $20.3 million per incident. However, assessment would be limited to $3.1 million per incident, per year. With respect to each of the operating nuclear generating units in which the Company has an interest, the Company will be obligated to pay its ownership and/or leasehold share of any statutory assessment resulting from a nuclear incident at any nuclear generating unit.

     The NRC requires nuclear generating units to obtain property insurance coverage in a minimum amount of $1.06 billion and to establish a system of prioritized use of the insurance proceeds in the event of a nuclear incident. The system requires that the first $1.06 billion of insurance proceeds be used to stabilize the nuclear reactor to prevent any significant risk to public health and safety and then for decontamination and cleanup operations. Only following completion of these tasks would the balance, if any, of the segregated insurance proceeds become available to the unit's owners. For each of the nuclear generating units in which the Company has an interest, the Company is required to pay its ownership and/or leasehold share of the cost of purchasing such insurance.

                 Waste Disposal and Decommissioning

     Costs associated with nuclear plant operations include amounts for disposal of nuclear wastes, including spent fuel, and for the ultimate decommissioning of the plants. Under the Nuclear Waste Policy Act of 1982, the federal Department of Energy (DOE) is required to design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel. The Act requires the DOE to provide, beginning in 1998, for the disposal of spent nuclear fuel and high level radioactive waste from commercial nuclear plants through contracts with the owners and generators of such waste; and the DOE has established disposal fees that are being paid to the federal government by electric utilities owning or operating nuclear generating units. In return for payment of the prescribed fees, the federal government is to take title to and dispose of the utilities' high level wastes and spent nuclear fuel beginning no later than 1998. However, the DOE has announced that its first high level waste repository will not be in operation earlier than 2010, notwithstanding the DOE's statutory and contractual responsibility to begin disposal of high-level radioactive waste and spent fuel beginning not later than January 31, 1998.

     Until the federal government begins receiving such materials in accordance with the Nuclear Waste Policy Act, operating nuclear generating units will need to retain high level wastes and spent fuel on-site or make other provisions for their storage. Storage facilities for Millstone Unit 3 are expected to be adequate for the projected life of the unit. Storage facilities for the Connecticut Yankee unit are expected to be adequate through the mid-1990s. Storage facilities for Seabrook Unit 1 are expected to be adequate until at least 2010. Fuel consolidation and compaction technologies are being developed and are expected to provide adequate storage capability for the projected lives of the latter two units. In addition, other licensed technologies, such as dry storage casks, can accommodate spent fuel storage requirements.

     Disposal costs for low-level radioactive wastes (LLW) that result from normal operation of nuclear generating units have increased significantly in recent years and are expected to continue to rise. The cost increases are functions of increased packaging and transportation costs and higher fees and surcharges charged by the disposal facilities. Pursuant to the Low-Level Radioactive Waste Policy Act of 1980, each state was responsible for providing disposal facilities for LLW generated within the state and was authorized to join with other states into regional compacts to jointly fulfill their responsibilities. Pursuant to the Low-Level Radioactive Waste Policy Amendments Act of 1985, each state in which a currently operating disposal facility is located (South Carolina, Nevada and Washington) is allowed to impose volume limits and a surcharge on shipments of LLW from states that are not members of the compact in the region in which the facility is located. On June 19, 1992, the United States Supreme Court issued a decision upholding certain parts of the Low-Level Radioactive Waste Policy Amendments Act of 1985, but invalidating a key provision of that law requiring each state to take title to LLW generated within that state if the state fails to meet federally-mandated deadlines for siting LLW disposal facilities. The decision has resulted in uncertainty about states' continuing roles in siting LLW disposal facilities and may result in increased LLW disposal costs and the need for longer interim LLW storage before a permanent solution is developed.

     The Connecticut Hazardous Waste Management Service (the Service), a state quasi-public corporation, was charged with coordinating the establishment of a facility for disposal of LLW originating in Connecticut. In June 1991, the Service announced that it had selected three potential sites in north-central Connecticut for further study. The Service's announcement provoked intense controversy in the affected municipalities and resulted in legislative action to stop the selection process. On February 1, 1993, the Service presented the legislature with a new site selection plan under which communities are urged to volunteer a site for a facility in return for financial and other incentives. The volunteer process is being continued in 1994. The Service's activities in this regard are funded by assessments on Connecticut's LLW generators. Due to a change in the volunteer process, there was no assessment for the 1993-1994 fiscal year and the state projects no assessment for the 1994-1995 and 1995-1996 fiscal years.

     Additional LLW storage capacity has been or can be constructed or acquired at the Millstone and Connecticut Yankee sites to provide for temporary storage of LLW should that become necessary. Connecticut

LLW can be managed by volume reduction, storage or shipment at least through 1999. The Company cannot predict whether and when a disposal site will be designated in Connecticut.

     The State of New Hampshire has not met deadlines for compliance with the Low-Level Radioactive Waste Policy Act, and Seabrook
Unit 1 has been denied access to existing disposal facilities. Therefore, LLW generated by Seabrook Unit 1 is being stored on-site. The Seabrook storage facility currently has capacity to store approximately five years' accumulation of waste generated by Seabrook, and the plant operator plans to expand its storage capacity as necessary.

     NRC licensing requirements and restrictions are also applicable to the decommissioning of nuclear generating units at the end of their service lives, and the NRC has adopted comprehensive regulations concerning decommissioning planning, timing, funding and environmental reviews. UI and the other owners of the nuclear generating units in which UI has interests estimate decommissioning costs for the units and attempt to recover sufficient amounts through their allowed electric rates to cover expected decommissioning costs. Changes in NRC requirements or technology can increase estimated decommissioning costs, and UI's customers in future years may experience higher electric rates to offset the effects of any insufficient rate recovery in prior years.

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) established $345 million (in 1993 dollars) as the decommissioning cost estimate for Seabrook Unit 1. This estimate premises the prompt removal and dismantling of the Unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during 1993 was $1.3 million. UI's share of the fund at December 31, 1993 was approximately $3.7 million.

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. Current decommissioning cost estimates for Millstone Unit 3 and Connecticut Yankee are $421 million (in 1994 dollars) and $324 million (in 1994 dollars), respectively. These estimates premise the prompt removal and dismantling of each unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to decommissioning trust funds managed by Northeast Utilities. UI's share of the Millstone Unit
3 decommissioning payments made during 1993 was $328,000. UI's share of the fund at December 31, 1993 was approximately $1.9 million. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $1.3 million were funded by UI during 1993, and UI's share of the fund at December 31, 1993 was $9.5 million.

Item 3.  Legal Proceedings.

     See Item 2. Properties - "Seabrook".

     On October 27, 1992, the Company's wholly-owned subsidiary, Bridgeport Electric Company (BEC) received personal property tax bills from the City of Bridgeport (the City) for the then current and two past tax years, aggregating $26.7 million, based on an assertion that BEC did not list its only asset, Bridgeport Harbor Station generating Unit No. 3, on the City's tax lists during the three years. The Company listed and paid taxes on this generating unit in each of the three years, based on values agreed upon in a 1988 court-approved settlement with the City of prior years' tax litigation. BEC subsequently commenced an action in the Superior Court against the City to enjoin the City from any effort to collect the personal property tax bills it had sent to BEC. On June 10, 1993, the Superior Court, in denying the City's motion to strike BEC's complaint, decided that the City had not followed the prescribed procedures in assessing and levying taxes on BEC. Since the time period for assessing and levying taxes for the earliest of the three years at issue has expired, the effect of this decision was to remove $10 million of the City's $26.7 million claim from the controversy and to require the City to reinstitute its assessment and levying proceeding with respect to the other two years, and the remaining $16.7 million, at issue. The City, without prejudice to its taking such an appeal, has attempted to remedy the assessment and levying procedures found deficient by the Superior Court by holding hearings. On October 14, 1993, following these hearings, the City issued "corrected" personal property tax bills to Bridgeport Electric Company for the tax years 1986-1987 through 1992-1993 aggregating $81.6 million, with interest through June 30, 1993 in the aggregate amount of $61.5 million. BEC has stated that it will not pay these tax bills, and it and the Company are contesting the City's tax claim vigorously. BEC has commenced a second action in the Superior Court to enjoin the City from any effort to collect these tax bills. It is the present opinion of the Company's Counsel that the City will not prevail in efforts to collect these tax bills, and that BEC and the Company will be able to defend against such efforts successfully.

     On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. The Company anticipates receiving additional bills of this sort for the tax years 1992-1993 and 1993-1994, the amounts of which cannot be predicted at this time. The Company is contesting these tax bills vigorously and has commenced an action in the Superior Court to enjoin the City from any effort to collect these tax bills. Due to a lack of data, it is not possible, at this time, to assess accurately the Company's liability, if any.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1993.

                EXECUTIVE OFFICERS OF THE COMPANY

     The names and ages of all executive officers of the Company and all such persons chosen to become executive officers, all positions and offices with the Company held by each such person, and the period during which he or she has served as an officer in the office indicated, are as follows:

Name                    Age   Position                       Effective Date
- ----                    ---   --------                       --------------
Richard J. Grossi       58    Chairman of the Board of       May 1, 1991
                                Directors and Chief
                                Executive Officer
Robert L. Fiscus        56    President and Chief            May 1, 1991
                                Financial Officer
James F. Crowe          51    Executive Vice President       January 1, 1994
                                and Chief Customer Officer
Walter E. Barker        56    Vice President-Transmission
                                and Distribution
Rita L. Bowlby          55    Vice President-Corporate       February 1, 1993
                                Affairs
Stephen F. Goldschmidt  48    Vice President-Information     January 1, 1994
                                Resources
Albert N. Henricksen    52    Vice President-Administration  January 1, 1994
David W. Hoskinson      58    Vice President-Generation      January 1, 1994
Robert H. Hyde          53    Vice President-Customer        January 1, 1986
                                Services
E. Jon Majkowski        51    Vice President                 May 1, 1992
Anthony J. Vallillo     45    Vice President-Marketing       June 1, 1992
James L. Benjamin       52    Controller                     January 1, 1981
Kurt D. Mohlman         45    Treasurer and Secretary        January 1, 1994
Charles J. Pepe         45    Assistant Treasurer and        January 1, 1994
                                Assistant Secretary

     There is no family relationship between any director, executive officer, or person nominated or chosen to become a director or executive officer of the Company. All executive officers of the Company hold office during the pleasure of the Company's Board of Directors and Messrs. Grossi, Fiscus and Crowe have each entered into an employment agreement with the Company. There is no arrangement or understanding between any executive officer of the Company and any other person pursuant to which such officer was selected as an officer.

     A brief account of the business experience during the past five years of each executive officer of the Company is as follows:

     Richard J. Grossi.  Mr. Grossi served as President and Chief
Operating Officer during the period January 1, 1989 to May 1, 1991. He has served as Chairman of the Board of Directors and Chief
Executive Officer since May 1, 1991.

     Robert L. Fiscus.   Mr. Fiscus served as Executive Vice
President and Chief Financial Officer of the Company during the period January 1, 1989 to May 1, 1991. He has served as President and Chief Financial Officer since May 1, 1991.

     James F. Crowe.   Mr. Crowe served as Senior Vice
President-Marketing of the Company during the period January 1, 1989 to May 1, 1992, and as Executive Vice President from May 1,
1992 to January 1, 1994. He has served as Executive Vice President and Chief Customer Officer since January 1, 1994.

     Walter E. Barker.   Mr. Barker served as Superintendent of
Transmission and Distribution of the Company during the period January 1, 1989 to July 23, 1990, and as Vice President-Transmission and Distribution Engineering and Operations from July 23, 1990 to January 1, 1994. He has served as Vice President-Transmission and Distribution since January 1, 1994.

     Rita L. Bowlby.   Ms. Bowlby has served as Vice President-
Corporate Affairs since February 1, 1993. Prior to joining the Company, during the period from January 1, 1989 to February 1, 1993, she served as President of Bowlby & Associates, a business-to-business communications agency in Farmington, Connecticut.

     Stephen F. Goldschmidt.   Mr. Goldschmidt served as Vice
President-Planning from January 1, 1989 to January 1, 1994. He has served as Vice President-Information Resources since January 1,
1994.

     Albert N. Henricksen.   Mr. Henricksen served as Vice
President-Engineering of the Company during the period January 1, 1989 to July 23, 1990, and as Vice President-Human and
Environmental Resources from July 23, 1990 to January 1, 1994. He has served as Vice President-Administration since January 1, 1994.

     David W. Hoskinson.   Mr. Hoskinson served as Senior Vice
President-Operations of the Company during the period January 1, 1989 to July 23, 1990, and as Senior Vice President-Generation Engineering and Operations from July 23, 1990 to January 1, 1994. He has served as Vice President-Generation since January 1, 1994.

     Robert H. Hyde.   Mr. Hyde has served as Vice President-Customer
Services of the Company since January 1, 1989.

     E. Jon Majkowski.   Mr. Majkowski served as Vice
President-Public Affairs of the Company during the period January
1, 1989 to May 1, 1992.  He has served as Vice President since May
1, 1992.

     Anthony J. Vallillo. Mr. Vallillo served as Director of Sales and Market Development of the Company during the period January 1, 1989 to December 1, 1990, and as Director of Marketing from
December 1, 1990 to June 1, 1992.  He has served as Vice
President-Marketing since June 1, 1992.

     James L. Benjamin.   Mr. Benjamin has served as Controller of
the Company since January 1, 1989.

     Kurt D. Mohlman.   Mr. Mohlman served as Director of Financial
Planning during the period January 1, 1989 to September 1, 1990 and as Director of Financial Planning and Investor Relations from September 1, 1990 to January 1, 1994. He has served as Treasurer and Secretary of the Company since January 1, 1994.

     Charles J. Pepe.   Mr. Pepe served as Director of Financing
during the period January 1, 1989 to January 1, 1994. He has served as Assistant Treasurer and Assistant Secretary of the Company since January 1, 1994.

                             PART II


Item 5.  Market for the Company's Common Equity and Related
Stockholder Matters.

     UI's Common Stock is traded on the New York Stock Exchange, where the high and low sale prices during 1993 and 1992 were as follows:

                           1993 Sale Price            1992 Sale Price
                           ---------------            ---------------
                           High      Low              High      Low
                           ----      ---              ----      ---

    First Quarter         43 5/8     41               38 7/8    34 1/8
    Second Quarter        44         41 3/4           37 3/8    35 7/8
    Third Quarter         45 7/8     42 5/8           39 7/8    36 5/8
    Fourth Quarter        45 1/4     38 1/2           42        38 1/2

     UI has paid quarterly dividends on its Common Stock since 1900. The quarterly dividends declared in 1992 and 1993 were at a rate of 64 cents per share and 66 1/2 cents per share, respectively.

     The indenture under which the Company's Medium-Term Notes and Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $82.6 million were free from such limitations at December 31, 1993.

     As of January 31, 1994, there were 21,919 Common Stock shareowners of record.

Item 6. Selected Financial Data
                                             1993          1992          1991
================================================================================
FINANCIAL RESULTS OF OPERATION ($000'S)
Sales of electricity:
  Retail
    Residential                            $238,185      $226,455      $226,751
    Commercial                              256,559       253,456 (2)   255,782
    Industrial                               97,466        97,010 (2)    91,895
    Other                                    11,349        11,065        10,886
                                         ----------    ----------    ----------
  Total Retail                              603,559       587,986       585,314
  Wholesale (1)                              45,931        75,484        84,236
Other operating revenues                      3,533         3,855         3,821
                                         ----------    ----------    ----------
  Total operating revenues                  653,023       667,325       673,371
                                         ----------    ----------    ----------
Fuel and interchange energy -net:
  Retail -own load                           98,694       108,084       123,010
  Wholesale                                  39,356        55,169        61,858
Capacity purchased-net                       47,424        43,560        44,668
Depreciation                                 56,287        50,706        48,181
Other operating expenses,
  excluding tax expense                     205,207       193,841       189,327
Gross earnings tax                           27,955        27,362        27,223
Other non-income taxes                       29,977        31,869        28,673
                                         ----------    ----------    ----------
  Total operating expenses, excluding
    income taxes                            504,900       510,591       522,940
                                         ----------    ----------    ----------
Deferred return Seabrook Unit 1               7,497        15,959        17,970
AFUDC                                         4,067         3,232         5,190
Other non-operating income(loss)                 71        18,545         2,697
Interest expense:
  Long-term debt                             80,030        88,666        90,296
  Other                                      12,260        12,882         9,847
                                         ----------    ----------    ----------
   Total                                     92,290       101,548       100,143
                                         ----------    ----------    ----------
Income tax expense:
  Operating income tax                       33,309        48,712        47,231
  Non-operating income tax                   (6,322)      (12,558)      (19,299)
                                         ----------    ----------     ---------
   Total                                     26,987        36,154        27,932
                                         ----------    ----------     ---------
Income(loss) before cumulative effect of
 accounting change                           40,481        56,768        48,213
Cumulative effect of change in accounting
  for property taxes - net of tax                 0             0         7,337
                                         ----------    ----------     ---------
Net income (loss)                            40,481(3)     56,768        55,550
Preferred and preference stock dividends      4,318         4,338         4,530
                                         ----------    ----------     ---------
Income (loss) applicable to common stock    $36,163       $52,430       $51,020
- -------------------------------------------------------------------------------
Operating income                           $114,814      $108,022      $103,200
===============================================================================
FINANCIAL CONDITION ($000'S)
Plant in service-net                     $1,243,426    $1,224,058    $1,219,871
Construction work in progress                77,395        59,809        54,771
Plant-related regulatory asset                    0             0             0
Other property and investments               58,096        65,320        79,009
Current assets                              187,981       247,954       164,839
Regulatory assets                           567,394       556,493       554,365
                                         ----------    ----------    ----------
  Total Assets                           $2,134,292    $2,153,634    $2,072,855
- -------------------------------------------------------------------------------
Common stock equity                        $423,324      $422,746      $401,771
Preferred and preference stock
  Not subject to mandatory redemption        60,945        60,945        62,640
  Subject to mandatory redemption                 0             0             0
Long-term debt excluding current portion    875,268       893,457       909,998
Noncurrent liabilities                       29,119        25,853        96,973
Current portion of long-term debt           143,333        92,833        37,500
Notes payable                                     0        84,099        13,000
Other current liabilites                    150,890       133,471       127,524
Regulatory liabilities and other            451,413       440,230       423,449
                                         ----------    ----------    ----------
  Total Capitalization and Liabilities   $2,134,292    $2,153,634    $2,072,855
===============================================================================

  (1) Operating Revenues, for years prior to 1992, include wholesale power exchange contract sales that were reclassified from Fuel and Capacity expenses in accordance with Federal Energy Regulatory Commission requirements.

  (2) Includes reclassification of certain Commercial and Industrial customers.

  (3) Includes the effect of a reorganization charge of $7.8 million.


    1990       1989       1988       1987       1986       1985       1984
=============================================================================



  $211,891   $205,183   $200,170   $188,740   $178,268   $190,880   $185,209
   234,704    219,852    208,801    195,972    180,888    192,658    187,112
    94,526     92,855     96,665    100,354     99,939    118,637    124,118
    10,536      9,943      9,732      9,480      9,516     10,367     10,664
- ---------- ---------- ---------- ---------- ---------- ---------- ----------
   551,657    527,833    515,368    494,546    468,611    512,542    507,103
    85,657     77,925     63,263     54,708     48,010     49,164     45,021
     3,332      3,348      3,570      3,077      2,508      2,394      2,367
- ---------- ---------- ---------- ---------- ---------- ---------- ----------
   640,646    609,106    582,201    552,331    519,129    564,100    554,491
- ---------- ---------- ---------- ---------- ---------- ---------- ----------

   119,285    128,739    121,425    131,471    126,778    175,764    233,423
    69,117     62,681     53,837     51,411     46,466     49,066     45,021
    42,827     50,234     35,465     17,746     15,028     10,112     11,724
    36,526     35,618     24,069     37,160     22,112     18,128     15,952

   180,592    155,282    143,822    138,315    131,448    122,567     95,309
    25,595     24,506     23,948     22,997     21,838     25,221     25,474
    24,648     20,294     21,695     17,194     17,991     16,566     18,891
- ---------- ---------- ---------- ---------- ---------- ---------- ----------

   498,590    477,354    424,261    416,294    381,661    417,424    445,794
- ---------- ---------- ---------- ---------- ---------- ---------- ----------
    21,503          0          0          0          0          0          0
     3,443     65,443     75,656     81,419     78,044     62,623     57,242
    22,654   (219,742)   (23,369)   (97,686)   (75,380)    29,838    (16,719)

    94,056     91,126     90,022     88,700     88,610     72,068     45,417
    15,468     22,849     12,069      9,228      2,223      5,334      6,934
- ---------- ---------- ---------- ---------- ---------- ---------- ----------
   109,524    113,975    102,091     97,928     90,833     77,402     52,351
- ---------- ---------- ---------- ---------- ---------- ---------- ----------

    43,493     37,963     44,045     50,633     51,419     62,047     44,371
   (17,409)  (101,135)   (14,548)   (37,440)   (33,884)    (3,317)   (15,913)
- ---------- ---------- ---------- ---------- ---------- ---------- ----------
    26,084    (63,172)    29,497     13,193     17,535     58,730     28,458
- ---------- ---------- ---------- ---------- ---------- ---------- ----------

    54,048    (73,350)    78,639      8,649     31,764    103,005     68,411

         0          0          0          0          0          0          0
- ---------- ---------- ---------- ---------- ---------- ---------- ----------
    54,048    (73,350)    78,639      8,649     31,764    103,005     68,411
     4,751      8,233     11,348     11,953     18,969     20,339     16,883
- ---------- ---------- ---------- ---------- ---------- ---------- ----------
   $49,297   ($81,583)   $67,291    ($3,304)   $12,795    $82,666    $51,528
- ---------- ---------- ---------- ---------- ---------- ---------- ----------
   $98,563    $93,789   $113,895    $85,404    $86,049    $84,629    $64,326
=============================================================================

$1,209,173   $562,473   $560,930   $563,210   $571,549   $425,873   $360,054
    50,257    675,831    812,246    737,169    742,585    845,112    749,566
         0     81,768     88,339     68,603     55,497          0          0
    90,006     91,648     83,860     76,032     70,927     60,127     61,166
   161,066    170,823    166,270    122,075    107,399    214,057    198,532
   553,986    605,696    653,418    610,913    607,294     93,350     97,386
- ---------- ---------- ---------- ---------- ---------- ---------- ----------
$2,064,488 $2,188,239 $2,365,063 $2,178,002 $2,155,251 $1,638,519 $1,466,704
- -----------------------------------------------------------------------------
  $379,812   $362,584   $473,674   $438,564   $476,108   $493,261   $434,030

    69,700     70,000     70,000     70,000     70,000     70,000     70,000
         0          0     34,000     40,000     63,000     96,000     99,000
   899,993    868,884    862,287    767,559    661,548    664,648    567,736
    99,933    107,781    111,971     95,070     81,263     59,814     51,242
    41,667     18,667      3,667     28,667     18,667      3,667      3,667
    15,000     45,000          0          0     25,675          0     34,000
   149,090    142,878    122,237    117,009    100,666    131,803    121,632
   409,293    572,445    687,227    621,133    658,324    119,326     85,397
- ---------- ---------- ---------- ---------- ---------- ---------- ----------
$2,064,488 $2,188,239 $2,365,063 $2,178,002 $2,155,251 $1,638,519 $1,466,704
=============================================================================

Item 6. Selected Financial Data (continued)
                                             1993        1992         1991
================================================================================


COMMON STOCK DATA
Average number of shares outstanding      14,063,854  13,941,150   13,899,906
Number of shares outstanding at year-end  14,083,291  14,033,148   13,932,348
Earnings (loss) per share (average)            $2.57(3)    $3.76        $3.67(1)
Book value per share                          $30.06      $30.12       $28.84
Average return on equity
   Total                                       8.45%      12.67%       13.01%
   Utility                                    10.97%      14.46%       13.39%
Dividends declared per share                   $2.66       $2.56        $2.44
Market Price:
   High                                      $45.875     $42.000      $39.125
   Low                                       $38.500     $34.125      $30.000
   Year-end                                  $40.250     $41.500      $39.000
================================================================================
Net cash provided by operating
 activities, less dividends ($000's)        $102,989    $109,020      $73,865
Capital expenditures,
 excluding AFUDC                             $94,743     $66,390      $63,157
================================================================================
OTHER FINANCIAL AND STATISTICAL DATA
Sales by class (MWH's)
     Residential                           1,844,041   1,799,456    1,851,447
     Commercial                            2,359,023   2,303,216(2) 2,347,757
     Industrial                            1,036,547     997,168(2)   980,071
     Other                                    50,715      52,984       55,118
                                           ---------   ---------    ---------
       Total                               5,290,326   5,152,824    5,234,393
                                           ---------   ---------    ---------
Number of retail customers by class
 (average)
     Residential                             273,752     273,936      274,064
     Commercial                               28,968      28,848(2)    29,768
     Industrial                                  959       1,017(2)       268
     Other                                     1,175       1,358        1,361
                                           ---------   ---------    ---------
       Total                                 304,854     305,159      305,461
                                           ---------   ---------    ---------
System requirements (MWH)                  5,630,581   5,475,664    5,541,477
Peak load - kilowatts                      1,114,900   1,034,440    1,145,820
Generating capability- peak(kilowatts)     1,515,420   1,402,800    1,474,190
Fuel generation mix percentages
     Coal                                         31          34           34
     Oil                                          16          17           21
     Nuclear                                      38          35           29
     Cogeneration                                  8           8            9
     Gas                                           1           1            4
     Hydro                                         6           5            3
- --------------------------------------------------------------------------------
Revenues - retail sales ($000's)
     Base                                   $605,887    $608,176     $607,997
     Fuel Adjustment Clause                   (2,328)    (41,221)     (37,497)
     Sales Provision Adjustment                    0      21,031       14,814
                                           ---------   ---------    ---------
       Total                                $603,559    $587,986     $585,314
                                           ---------   ---------    ---------
Revenue - retail sales per KWH (cents)
     Base                                      11.45       11.80        11.62
     Fuel Adjustment Clause                    (0.04)      (0.80)       (0.72)
     Sales Provision Adjustment                 0.00        0.41         0.28
                                           ---------   ---------    ---------
       Total                                   11.41       11.41        11.18
                                           ---------   ---------    ---------
Fuel and energy cost per KWH (cents)            1.75        2.43         2.67
     Fossil                                     2.08        2.98         3.11
     Nuclear                                    1.23        1.42         1.62
- --------------------------------------------------------------------------------
Number of employees                            1,490       1,554        1,571
Total payroll ($000's)                       $75,305     $74,052      $71,888
================================================================================

(1) Includes the cumulative effect of accounting change for municipal property taxes which increased earnings by $0.53 per share.

(2)  Includes reclassification of certain Commercial and Industrial customers.

(3) Includes the effect of a reorganization charge which decreased earnings by $.56 per share.

   1990       1989        1988       1987        1986       1985       1984
================================================================================



13,887,748 13,887,748  13,887,748 13,887,654  13,827,431 13,623,093 13,213,526
13,887,748 13,887,748  13,887,748 13,887,748  13,886,566 13,720,050 13,429,443
     $3.55     ($5.87)      $4.85     ($0.24)      $0.93      $6.07      $3.90
    $27.35     $26.11      $34.11     $31.58      $34.29     $35.95     $32.32

    13.39%    -18.88%      14.75%     -0.72%       2.64%     17.83%     12.23%
    13.97%     20.21%      32.91%     15.34%      16.81%     16.21%     15.82%
     $2.32      $2.32       $2.32      $2.32       $2.32      $2.08      $2.30

   $34.125     $34.25      $27.50     $34.00      $36.25    $27.125    $23.875
   $26.875     $24.75     $19.125     $21.25     $26.625     $13.75      $9.00
   $31.125     $34.25     $26.875    $26.875      $29.25     $27.00     $13.75
================================================================================

   $39,189    $31,437     $40,607    $37,986     $16,796    $47,239    $32,402

   $64,018    $77,041     $83,735    $73,253    $116,124   $116,480   $153,136
================================================================================


 1,826,700  1,883,363   1,870,318  1,780,333   1,700,302  1,654,591  1,642,564
 2,259,340  2,254,099   2,174,200  2,046,289   1,914,889  1,810,192  1,729,027
 1,060,751  1,109,119   1,186,336  1,236,151   1,232,209  1,286,402  1,314,328
    58,013     60,427      61,303     62,246      65,533     68,064     71,998
- ---------- ----------  ---------- ----------  ---------- ---------- ----------
 5,204,804  5,307,008   5,292,157  5,125,019   4,912,933  4,819,249  4,757,917
- ---------- ----------  ---------- ----------  ---------- ---------- ----------


   275,637    276,385     274,884    271,302     267,509    264,112    261,023
    29,808     29,526      28,826     28,103      27,215     26,679     26,209
       319        347         367        369         372        386        412
     1,352      1,316       1,267      1,191       1,179      1,145      1,151
- ---------- ----------  ---------- ----------  ---------- ---------- ----------
   307,116    307,574     305,344    300,965     296,275    292,322    288,795
- ---------- ----------  ---------- ----------  ---------- ---------- ----------
 5,501,495  5,603,502   5,581,897  5,403,519   5,182,516  5,058,084  5,025,840
 1,054,600  1,094,400   1,132,100  1,039,600     985,710  1,019,980    998,910
 1,449,600  1,289,800   1,271,500  1,236,000   1,309,700  1,169,700  1,229,400

        43         39          37         42          37         40          0
        24         37          41         37          53         51         94
        20         11          11         10           9          9          6
         9          9           7          1           0          0          0
         3          3           0          5           0          0          0
         1          1           4          5           1          0          0
- --------------------------------------------------------------------------------

  $589,346   $577,611    $574,422   $558,060    $537,147   $532,264   $495,669
   (45,900)   (49,778)    (59,054)   (63,514)    (68,536)   (19,722)    11,434
     8,211          0           0          0           0          0          0
- ---------- ----------  ---------- ----------  ---------- ---------- ----------
  $551,657   $527,833    $515,368   $494,546    $468,611   $512,542   $507,103
- ---------- ----------  ---------- ----------  ---------- ---------- ----------

     11.32      10.88       10.85      10.89       10.93      11.04      10.42
     (0.88)     (0.93)      (1.11)     (1.24)      (1.39)     (0.40)      0.24
      0.16          0           0          0           0          0          0
- ---------- ----------  ---------- ----------  ---------- ---------- ----------
     10.60       9.95        9.74       9.65        9.54      10.64      10.66
- ---------- ----------  ---------- ----------  ---------- ---------- ----------
      2.63       2.78        2.53       2.54        2.45       3.48       4.65
      2.89       2.98        2.74       2.58        2.58       3.71       4.90
      1.55       0.89        0.87       0.94        1.02       1.01       0.91
- ---------- ----------  ---------- ----------  ---------- ---------- ----------
     1,587      1,627       1,620      1,604       1,576      1,501      1,559
   $69,237    $65,175     $62,387    $57,207     $52,782    $49,150    $46,911
===============================================================================

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


                MAJOR INFLUENCES ON FINANCIAL CONDITION

     The Company's financial condition should continue to improve as a result of the December 16, 1992 rate decision by the DPUC. The DPUC decision granted levelized rate increases of 2.66% ($15.8 million) in 1993 and 2.66% (an additional $17.3 million) in 1994.

     However, the Company's financial condition will continue to be dependent on the level of retail and wholesale sales. The two primary factors that affect sales volume are economic conditions and weather. The regional recession has restricted retail sales growth and been largely responsible for a weak wholesale sales market during the past two years. Sales increases due to economic recovery would help to increase the Company's earnings.

     Another major factor affecting the Company's financial condition will be the Company's ability to control expenses. A significant reduction in interest expense has been achieved since 1989, and additional savings of $10 million are expected in 1994 due to debt refinancing. Since 1990, annual growth in total operation and maintenance expense, excluding one-time items and cogeneration capacity purchases, has averaged approximately 2.7%, and the Company hopes to restrict future increases to less than the rate of inflation.

                       LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements are presently projected as follows:

                                 1994      1995     1996      1997     1998
                                 ----      ----     ----      ----     ----
                                                  (000's)

Capital Expenditure Program   $ 73,424  $ 84,876  $82,632  $ 51,324  $ 74,304
Long-term Debt Maturities       53,000    97,000     -       50,000   100,000
Mandatory Redemptions/
 Repayments                     60,333    66,134   12,770    15,171    15,562
                              --------  --------  -------  --------  --------

Total Capital Requirements    $186,757  $248,010  $95,402  $116,495  $189,866
                              ========  ========  =======  ========  ========

     The Company presently estimates that its cash on hand and temporary cash investments at the beginning of 1994, totaling $48.2 million, and its projected net cash provided by operations, less dividends, of $102 million, less capital expenditures of $73.4 million, will be insufficient to fund the Company's 1994 requirements for long-term debt maturities and mandatory redemptions and repayments, amounting to $113.3 million, by $36 million. The Company currently anticipates that its projected net cash provided by operations, less dividends and capital expenditures, for 1995 will be insufficient to fund the Company's 1995 requirements for long-term debt maturities and mandatory redemptions and repayments, by approximately $138 million. The Company currently anticipates that its projected net cash provided by operations, less dividends and capital expenditures, for 1996 through 1998 will be insufficient to fund the Company's requirements for long-term debt maturities and mandatory redemptions and repayments in the years 1996 through 1998, in amounts that cannot now be predicted accurately, but which may be substantial in the aggregate, depending on the levels of the Company's sales, wholesale and retail rates, operation and maintenance costs and taxes. All of the Company's capital requirements that exceed available net cash will have to be provided by external financing; and the Company has no commitment to provide such financing from any source of funds. The Company expects to be able to satisfy its external financing needs by issuing common stock and additional short-term and long-term debt, although the continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and the level of the Company's income and cash flow.

     At December 31, 1993, the Company had $48.2 million of cash and temporary cash investments, an increase of $37.1 million from the balance at December 31, 1992. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:


                                                         (Millions)
                                                          --------
   Balance,  December 31, 1992                             $  11.1

   Net cash provided by operating activities                 145.9

   Net cash provided by (used in) financing
     activities:
   - Financing activities, excluding dividend payments       (67.3)
   - Dividend payments                                       (41.3)

   Net cash provided by investing activities, excluding
    investment in plant                                       94.5

   Cash invested in plant, including nuclear
    fuel                                                     (94.7)
                                                            -------

         Net Increase                                         37.1
                                                            -------

    Balance,  December 31, 1993                             $ 48.2
                                                            =======

     The Company has a revolving credit agreement with a group of banks, which currently extends to January 19, 1995. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, by the certificate of deposit market in New York, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 1993, the Company had no short-term borrowings outstanding under this facility.

     The Company's long-term debt instruments do not limit the amount of short-term debt that the Company may issue. The Company's revolving credit agreement described in the previous paragraph requires it to maintain an available earnings/interest charges ratio of not less than 1.5:1.0 for each 12-month period ending on the last day of each calendar quarter.

     The Company had a $50 million term loan facility with a group of banks during 1993. Under this agreement, the Company chose an interest rate from among three alternatives: (i) a fluctuating interest rate determined by the prime lending market in New York;
(ii) a fixed interest rate determined by the Eurodollar interbank market in London; and (iii) a fixed interest rate determined by the certificate of deposit market in New York. On February 1, 1993, the Company borrowed $50 million from this group of banks, using the proceeds to repay short-term borrowings and other current obligations. On December 3, 1993, the Company repaid the $50 million borrowing and terminated the agreement.

     The Company had a term loan agreement with PruLease, Inc. (PruLease) that expired on December 1, 1993. This agreement was executed on December 31, 1992, when the Company borrowed $49.1 million from PruLease and purchased all the nuclear fuel that was owned by PruLease and leased to the Company on that date. This loan, which was collateralized by a first lien on the Company's ownership interest in the nuclear fuel for Seabrook Unit 1, was repaid in full at maturity.

     The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity acquires and stores natural gas, coal and fuel oil for sale to the Company, and the Company purchases these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to February 1995. At December 31, 1993, approximately
$10.1 million of fossil fuel purchases were being financed under this agreement.

     UI has four wholly-owned subsidiaries. Bridgeport Electric Company, a single-purpose corporation, owns and leases to UI a generating unit at Bridgeport Harbor Station. Research Center, Inc. (RCI) has been formed to participate in the development of one or more regulated power production ventures, including possible participation in arrangements for the future development of independent power production and cogeneration facilities. United Energy International, Inc. (UEI) has been formed to facilitate participation in a proposed joint venture relating to power production plants abroad. United Resources, Inc. (URI) serves as the parent corporation for several unregulated businesses, each of which is incorporated separately to participate in business ventures that will complement and enhance UI's electric utility business and serve the interests of the Company and its shareholders and customers.

     Four wholly-owned subsidiaries of URI have been incorporated. Souwestcon Properties, Inc. is participating as a 25% partner in the ownership of a medical hotel building in New Haven. A second wholly-owned subsidiary of URI is Thermal Energies, Inc., which is participating in the development of district heating and cooling water facilities in the downtown New Haven area, including the energy center for an office tower and participation as a 37% partner in the energy center for a new city hall and office tower complex. A third URI subsidiary, Precision Power, Inc., provides power-related equipment and services to the owners of commercial buildings and industrial facilities. A fourth URI subsidiary, American Payment Systems, Inc., manages agents and equipment for electronic data processing of bill payments made by customers of utilities, including UI, at neighborhood businesses. In addition to these subsidiaries, URI also has an 82% ownership interest in Ventana Corporation (Ventana), which offers energy conservation engineering and project management services to governmental and private institutions. In September 1993, URI recorded a $1.2 million after-tax write off of outstanding debt owed to URI by Ventana, which represented the difference between the amount owed to URI by Ventana and the value of an additional equity interest in Ventana received by URI in November 1993. This additional equity interest in Ventana was received in exchange for the forgiveness of debt owed to URI by Ventana.

     The Board of Directors of the Company has authorized the investment of a maximum of $13.5 million, in the aggregate, of the Company's assets in all of URI's ventures, UEI and RCI, and, at December 31, 1993, approximately $10.6 million had been so invested.


                         RESULTS OF OPERATIONS

1993 vs. 1992
- -------------

     Earnings for the year 1993 were $36.2 million, or $2.57 per share, down $16.3 million, or $1.19 per share, from 1992. This decrease reflects a one-time reorganizational charge of approximately $7.8 million after-tax, or $.56 per share, and the non-recurrence of one-time gains of $.59 per share in 1992. Earnings per share for 1993, excluding one-time items and accounting changes, decreased by $.04 per share, to $3.13 per share from $3.17 per share for 1992.

     Sales margin increased by $10.3 million for the year. Retail revenues increased $36.6 million; $20.7 million from a recent rate decision ($12.1 million from rate changes and $13.2 million for the fold-in to base rates of the 1992 sales adjustment revenues, partly offset by the pass through to customers of expense credits of $4.6 million), and $15.9 million from increased retail sales. Retail sales increased by 2.7%, mostly due to a return to more normal summer weather.

     The retail revenue increases were offset by anticipated reductions of $21 million from the sales adjustment provision and $13.7 million in wholesale capacity revenues. Other operating revenues decreased by $0.3 million. Reductions in wholesale energy revenues of $15.8 million were directly offset by reductions in energy expense.

     Other factors affecting sales margin were lower retail fuel expense, increasing margin by $9.4 million, and higher revenue related taxes, decreasing margin by $0.6 million.

     Other operation and maintenance expenses, including purchased capacity charges, increased by $10.2 million, or 4.5%, in 1993 relative to 1992. Major generating station overhauls and unscheduled repairs accounted for $5.2 million of this increase. Employment costs increased by $4.0 million, most of which resulted from the adoption of a liability for postretirement benefits other than pensions that the implementation of Statement of Financial Accounting Standards (SFAS) No. 106 requires to be accrued over employees' careers. Purchased capacity charges (cogeneration and Connecticut Yankee power purchases) for 1993 increased by $4.0 million, transmission costs increased by $2.4 million; but other nuclear operation and maintenance expenses decreased by $4.0 million.

     Other operating expenses, including income taxes but excluding a 1993 fourth quarter one-time reorganization charge, decreased by $20.3 million in 1993 from 1992, as the effect of accounting treatments ordered in recent rate decisions for recovery of canceled plant, the flow-through to income of certain income tax benefits and lower property taxes more than offset increases in depreciation expense.

     Other income declined by $23 million in 1993 from 1992, $9.4 million of which was attributable to the absence of net one-time gains realized in 1992. The remainder was due primarily due to an expected decline in deferred revenue and income tax benefits associated with the DPUC's 1992 rate decision, offset, in part, by lower interest charges of $9.3 million. "Net" interest margin (interest income less interest expense) improved by $6.6 million in 1993 over 1992.

1992 vs. 1991
- -------------

     Earnings for 1992 were $52.4 million, or $3.76 per share, up $1.4 million, or $.09 per share, over 1991. Earnings per share for 1992, excluding one-time items and accounting changes, increased by $.27, to $3.17 from $2.90 per share for 1991. Non-recurring earnings declined to a level of $.59 per share in 1992 from $.77 per share in 1991.

     Operating revenues in 1992, exclusive of retail and wholesale fuel recovery revenue, were up $4.3 million over 1991 levels, adding $.18 per share after taxes. Increased rates provided only $11 million of an expected annual $15 million revenue increase, because commercial and industrial customers shifted into lower priced time-of-use rates. An additional $6 million of revenue was accrued under the terms of the sales adjustment provisions of the Company's 1990 rate decision by the Department of Public Utility Control (DPUC). Retail sales volume declined 1.6% from the prior year, reducing retail revenues by $10.6 million and sales margin (revenue minus fuel expense and revenue-based taxes) by $7.4 million. Most of this decline reflected the cool, wet weather for the summer of 1992. On a weather-adjusted basis, retail sales were about even with 1991. Wholesale capacity sales declined by $2.1 million for the year, reflecting the end of a major contract in October 1992.

     Other sales margin improvements were derived from increased nuclear generation, which added $10.5 million to margin in 1992 over 1991. An overall capacity factor of 76% for the nuclear units was achieved in 1992, compared to 65% for 1991. Offsetting this gain, the Company experienced unusually low and intermittent demand by the New England Power Pool for the operation of the Company's fossil generating units, thus degrading their efficiency, increasing fuel expense and decreasing sales margin by $2.5 million from 1991. These amounts are not recoverable through the fuel adjustment clause.

     Operation, maintenance and capacity expense for 1992 nuclear generation declined only $1.7 million from 1991 levels, compared to a savings of $4-5 million the Company originally expected to realize (principally from reduced Seabrook expenses). Other operation and maintenance expenses, excluding fuel and energy expenses, increased by $2.6 million for the year (excluding net non-recurring charges for 1992).

     Other taxes increased by $3.7 million (excluding a one-time charge in 1991), reflecting primarily the increased property tax placed on Seabrook by the State of New Hampshire. Depreciation increased by $2.5 million in 1992 over 1991. Net changes in interest income and expense added $2.9 million to pre-tax income in 1992, excluding one-time credits in 1991 and 1992. Reductions in plant balances not in rate base (Seabrook and other) led to reductions in deferred revenue of about $4 million after-tax.

     Non-recurring items decreased by $.18 per share compared to 1991 levels, to a net earnings figure of $.59 per share. In 1992, a net $2.7 million in income, or $.19 per share, was booked for Seabrook Unit 1 adjustments; $3.6 million, or $.26 per share, in non-operating income tax credits were realized; a net $3.0 million in income, or $.21 per share, from a gain on the sale of property was realized; and there were one-time charges to operating expenses of a net $1.0 million, for a loss of $.07 per share.

                               OUTLOOK

     The Company's financial condition should continue to improve as a result of the December 16, 1992 retail rate decision by the DPUC. The DPUC decision granted levelized rate increases of 2.66% ($15.8 million) in 1993 and 2.66% (an additional $17.3 million) in 1994. However, the Company did not realize the full anticipated benefit of the 1993 rate increase, realizing about $4 million less than awarded due to differences between the sales realized in individual rate classes and the sales projections used for rate case purposes. The differences arose principally from rate class shifting by customers and differential growth in sales among rate classes. A similar shortfall may develop in 1994.

     The Company's financial condition will continue to be dependent on the level of retail and wholesale sales. The two primary factors that affect sales volume are economic conditions and weather. The regional recession has restricted retail sales growth and been largely responsible for a weak wholesale sales market during the past two years. Sales increases due to economic recovery would help to increase the Company's earnings. A 1% increase in sales would add about $6 million in revenue and about
$5 million in sales margin (revenue minus fuel expense and revenue-based taxes). Wholesale capacity sales are expected to be approximately $6 million in 1994.

     Another major factor affecting the Company's financial condition will be the Company's ability to control expenses. Fuel expense, excluding wholesale fuel expense, is expected to decline by approximately $2.3 million in 1994 from the 1993 level, reflecting significantly lower nuclear fuel prices. Also, significant reductions in interest expense have been achieved since 1989, and additional savings of $10 million are expected in 1994 due to debt refinancing. For 1994, operation and maintenance expenses are expected to increase from normal inflationary pressures, but these increases should be substantially offset by savings from the phase-in of the Company's corporate structure reorganization.
Since 1990, annual growth in total operation and maintenance expense, excluding one-time items and cogeneration capacity purchases, has averaged approximately 2.7%, and the Company hopes to restrict future increases to less than the rate of inflation.

     The final portion of the cost of Seabrook Unit 1 has been added to rate base (and retail revenues) for 1994. This will eliminate deferred revenues and reduce net income by $7.4 million after-tax in 1994 from 1993 levels.

     Although the Company believes that its financing outlook and plans are unlikely to be adversely affected by further developments with respect to the licensing and operation of Seabrook Unit 1, the Company's financial status and financing capability will continue to be sensitive to any such developments and to many other factors, including conditions in the securities markets, economic conditions, the level of the Company's income and cash flow, and legislative and regulatory developments, including the cost of compliance with increasingly stringent environmental legislation and regulations and competition within the electric utility industry.

                             INFLATION

     As a result of inflation and increased environmental and regulatory requirements, the estimated cost of replacing the Company's productive capacity today would substantially exceed the historical cost of such facilities reported in the financial statements. Since the Company's rates for service to its customers have been based in the past on the cost of providing such service and have been revised from time to time to reflect increased costs of service, the Company believes that any higher replacement costs it may experience in the future will be recovered through the normal regulatory process.

Item 8.Financial Statements and Supplementary Data
                      THE UNITED ILLUMINATING COMPANY
                      CONSOLIDATED STATEMENT OF INCOME
            For the Years Ended December 31, 1993, 1992 and 1991
                    (Thousands except per share amounts)

                                              1993        1992        1991
                                              ----        ----        ----
Operating Revenues (Note G)                 $653,023    $667,325    $673,371
                                            ---------   ---------   ---------
Operating Expenses
 Operation
   Fuel and energy                          138,050     163,253     184,868
   Capacity purchased                        47,424      43,560      44,668
   Reorganization charge                     13,620        -           -
   Other                                    148,332     145,032     137,118
 Maintenance                                 41,475      38,394      41,794
 Depreciation                                56,287      50,706      48,181
 Amortization of cancelled
   nuclear project (Note J)                   1,172      10,415      10,415
 Amortization of deferred
   fossil fuel costs                            608        -           -
 Income taxes (Notes A and E)                33,309      48,712      47,231
 Other taxes (Note G)                        57,932      59,231      55,896
                                           ---------   ---------   ---------
      Total                                 538,209     559,303     570,171
                                           ---------   ---------   ---------
Operating Income                            114,814     108,022     103,200
                                           ---------   ---------   ---------
Other Income and (Deductions)
 Allowance for equity funds
   used during construction                     999       1,003       1,259
 Deferred return - Seabrook Unit 1            7,497      15,959      17,970
 Other-net (Note G)                              71      18,545       2,697
 Non-operating income taxes                   6,322      12,558      19,299
                                           ---------   ---------   ---------
       Total                                 14,889      48,065      41,225
                                           ---------   ---------   ---------
Income Before Interest Charges              129,703     156,087     144,425
                                           ---------   ---------   ---------
Interest Charges
 Interest on long-term debt                  80,030      88,666      90,296
 Other interest (Note G)                     12,260      12,882       9,847
 Allowance for borrowed funds
   used during construction                  (3,068)     (2,229)     (3,931)
                                           ---------   ---------   ---------
       Net Interest Charges                  89,222      99,319      96,212
                                           ---------   ---------   ---------
Income Before Cumulative Effect
   of Accounting Change                      40,481      56,768      48,213
                                           ---------   ---------   ---------
Cumulative effect for years prior
 to 1991 of accounting change for
 property taxes (net of income
 taxes of $5,559) (Note N)                     -           -          7,337
                                           ---------   ---------   ---------
Net Income                                   40,481      56,768      55,550
Dividends on Preferred Stock                  4,318       4,338       4,530
                                           ---------   ---------   ---------
Income Applicable to Common Stock           $36,163     $52,430     $51,020
                                           =========   =========   =========

Average Number of Common
  Shares Outstanding                         14,064      13,941      13,900

Earnings per share of Common Stock
 before cumulative effect of
 accounting change                            $2.57       $3.76       $3.14
Cumulative effect for years prior
 to 1991 of accounting change
 for property taxes                            -           -           0.53
                                           ---------   ---------   ---------
Earnings per share of Common Stock            $2.57       $3.76       $3.67
                                           =========   =========   =========

Cash Dividends Declared per share
 of Common Stock                              $2.66       $2.56       $2.44


              The accompanying Notes to Consolidated Financial
        Statements are an integral part of the financial statements.

                      THE UNITED ILLUMINATING COMPANY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Years Ended December 31, 1993, 1992 and 1991
                           (Thousands of Dollars)
                                                  1993       1992       1991
                                                  ----       ----       ----
Cash Flows From Operating Activities
 Net Income                                      $40,481    $56,768    $55,550
                                                ---------  ---------  ---------
 Adjustments to reconcile net income
 to net cash provided by operating activities:
    Depreciation and amortization                 65,788     70,298     66,408
    Deferred income taxes                          9,422     31,093     19,977
    Deferred investment tax credits - net           (762)      (762)    (3,322)
    Gain on sale of facility                        -        (5,915)      -
    Amortization of nuclear fuel                  21,922     23,440     21,671
    Cumulative effect for years prior to 1991 of
     accounting change for property taxes-net       -          -        (7,337)
    Allowance for funds used during
      construction                                (4,067)    (3,232)    (5,190)
    Deferred return - Seabrook Unit 1             (7,497)   (15,959)   (17,970)
    Sales adjustment revenue                       7,668     (6,217)    (6,571)
    Changes in:
       Accounts receivable - net                   3,344     (4,637)    (9,022)
       Fuel, materials and supplies                 (638)     1,481     17,747
       Accounts payable                          (10,098)     7,672    (14,363)
       Interest accrued                           (2,431)    (6,918)     2,019
       Taxes accrued                               1,017     (1,829)   (10,558)
       Reorganization charge accrued              13,620       -          -
       Other assets and liabilities                8,087      3,354      2,783
                                                ---------  ---------  ---------
    Total Adjustments                            105,375     91,869     56,272
                                                ---------  ---------  ---------
Net Cash provided by Operating Activities        145,856    148,637    111,822
                                                ---------  ---------  ---------
Cash Flows from Financing Activities
 Common stock                                      1,834      3,442      1,518
 Long-term debt                                  164,460    247,000     53,000
 Notes payable                                   (84,099)    71,099     (2,000)
 Securities retired and redeemed,
   including premiums:
  Preferred stock                                   -        (1,695)    (7,060)
  Long-term debt                                (143,543)  (214,811)   (47,870)
 Expenses of issues                               (1,742)    (1,453)     3,165
 Lease obligations                                (4,174)   (71,866)    (3,106)
 Dividends
   Preferred stock                                (4,318)    (4,365)    (4,612)
   Common stock                                  (36,991)   (35,252)   (33,345)
                                                ---------  ---------  ---------
Net Cash used in Financing Activities           (108,573)    (7,901)   (40,310)
                                                ---------  ---------  ---------
Cash Flows from Investing Activities
 Plant expenditures, including nuclear fuel      (94,743)   (66,390)   (63,157)
 Proceeds from the sale of facility                 -         6,012       -
 Investment in debt securities                    94,529    (94,529)      -
                                                ---------  ---------  ---------
Net Cash used in Investing Activities               (214)  (154,907)   (63,157)
                                                ---------  ---------  ---------
Cash and Temporary Cash Investments:
Net change for the period                         37,069    (14,171)     8,355
Balance at beginning of period                    11,102     25,273     16,918
                                                ---------  ---------  ---------
Balance at end of period                         $48,171    $11,102    $25,273
                                                =========  =========  =========

Cash paid during the period for:
 Interest (net of amount capitalized)            $78,021    $82,829    $71,641
                                                =========  =========  =========
 Income taxes                                    $17,435    $12,634     $7,912
                                                =========  =========  =========

               The accompanying Notes to Consolidated Financial
           Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                            CONSOLIDATED BALANCE SHEET
                        December 31, 1993, 1992 and 1991

                                      ASSETS
                              (Thousands of Dollars)
                                           1993         1992         1991
                                           ----         ----         ----

Utility Plant at Original Cost
 In service                             $1,690,142   $1,631,787   $1,591,415
 Less, accumulated provision
  for depreciation                         446,716      407,729      371,544
                                        -----------  ----------   -----------
                                         1,243,426    1,224,058    1,219,871

Construction work in progress               77,395       59,809       54,771
Nuclear fuel                                40,285       52,144       65,450
                                        -----------  -----------  -----------
  Net Utility Plant                      1,361,106    1,336,011    1,340,092
                                        -----------  -----------  -----------
Other Property and Investments              17,811       13,176       13,559
                                        -----------  -----------  -----------

Current Assets
 Cash and temporary cash investments        48,171       11,102       25,273
 Short-term investment                        -          94,529         -
 Accounts receivable
  Customers, less allowance for
  doubtful accounts of $4,700,
  $3,900 and $3,200                         62,703       56,796       58,258
  Other                                     28,160       37,411       31,312
 Accrued utility revenues                   22,765       24,389       23,200
 Fuel, materials and supplies, at
  average cost                              21,178       20,540       22,021
 Prepayments                                 4,963        3,130        4,633
 Other                                          41           57          142
                                        -----------  -----------  -----------
   Total                                   187,981      247,954      164,839
                                        -----------  -----------  -----------

Regulatory Assets (future amounts
                  due from customers
                  through the ratemaking
                  process)
 Income taxes due principally to book-tax
  differences (Note A)                     408,272      406,258      418,188
 Deferred return - Seabrook Unit 1          62,929       55,432       39,473
 Unamortized cancelled nuclear projects     26,964       28,136       37,700
 Unamortized redemption costs               32,573       28,186       30,716
 Sales adjustment revenues                  13,113       20,781       14,814
 Uranium enrichment decommissioning cost     1,600         -            -
 Deferred fossil fuel costs                    198        1,109         -
 Unamortized debt issuance expenses          6,631        6,474        5,391
 Other                                      15,114       10,117        8,083
                                        -----------  -----------  -----------
   Total                                   567,394      556,493      554,365
                                        -----------  -----------  -----------

                                        $2,134,292   $2,153,634   $2,072,855
                                        ===========  ===========  ===========

             The accompanying Notes to Consolidated Financial
        Statements are an integral part of the financial statements.

                          THE UNITED ILLUMINATING COMPANY
                            CONSOLIDATED BALANCE SHEET
                         December 31, 1993, 1992 and 1991

                          CAPITALIZATION AND LIABILITIES
                              (Thousands of Dollars)
                                              1993          1992        1991
                                              ----          ----        ----

Capitalization (Note B)
 Common stock equity
  Common stock                              $284,028     $282,433     $279,340
  Paid-in capital                                734          495          146
  Capital stock expense                       (3,163)      (3,163)      (3,163)
  Retained earnings                          141,725      142,981      125,448
                                          -----------  -----------  -----------
                                             423,324      422,746      401,771
 Preferred stock                              60,945       60,945       62,640
 Long-term debt                              875,268      893,457      909,998
                                          -----------  -----------  -----------
   Total                                   1,359,537    1,377,148    1,374,409
                                          -----------  -----------  -----------

Noncurrent Liabilities
 Obligations under capital leases
  Nuclear fuel                                  -            -          69,439
  Other property                              19,871       23,855       26,136
 Uranium enrichment decommissioning
   reserve                                     1,486         -            -
 Nuclear decommissioning obligation            5,606         -            -
 Other                                         2,156        1,998        1,398
                                          -----------  -----------  -----------
   Total                                      29,119       25,853       96,973
                                          -----------  -----------  -----------

Current Liabilities
 Current portion of long-term debt           143,333       92,833       37,500
 Notes payable                                  -          84,099       13,000
 Accounts payable                             49,424       59,522       51,850
 Dividends payable                            10,445       10,017        9,602
 Taxes accrued                                 6,851        5,834        7,663
 Pensions accrued (Note H)                    33,547       18,714       13,244
 Interest accrued                             21,972       24,403       31,321
 Obligations under capital leases              1,838        2,028        2,174
 Other accrued liabilities                    26,813       12,953       11,670
                                          -----------  -----------  -----------
   Total                                     294,223      310,403      178,024
                                          -----------  -----------  -----------

Customers' Advances for
  Construction                                 2,667        2,672        3,064
                                          -----------  -----------  -----------

Regulatory Liabilities (future amounts
                        owed to customers
                        through the
                        ratemaking process)
 Accumulated deferred investment
   tax credits                                19,433       20,195       20,957
 Deferred gain on sale of utility plant        2,070        3,391        4,574
 Other                                         1,837         -              45
                                          -----------  -----------  -----------
   Total                                      23,340       23,586       25,576
                                          -----------  -----------  -----------

Deferred Income Taxes (future tax
                       liabilities owed
                       to taxing
                       authorities)          425,406      413,972      394,809

Commitments and Contingencies                   -            -            -
                                          -----------  -----------  -----------

                                          $2,134,292   $2,153,634   $2,072,855
                                          ===========  ===========  ===========

            The accompanying Notes to Consolidated Financial
         Statements are an integral part of the financial statements.

                      THE UNITED ILLUMINATING COMPANY
                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS
             For the Years Ended December 31, 1993, 1992 and 1991
                           (Thousands of Dollars)

                                       1993           1992           1991
                                       ----           ----           ----

Balance, January 1                   $142,981       $125,448       $105,046
Net Income                             40,481         56,768         55,550
Discount applicable to repurchase
 of preferred stock                      -               796          3,304
                                     ---------      ---------      ---------
    Total                             183,462        183,012        163,900
                                     ---------      ---------      ---------

Deduct Cash Dividends Declared
   Preferred stock                      4,318          4,338          4,530
   Common stock                        37,419         35,693         33,922
                                     ---------      ---------      ---------
    Total                              41,737         40,031         38,452
                                     ---------      ---------      ---------

Balance, December 31                 $141,725       $142,981       $125,448
                                     =========      =========      =========

               The accompanying Notes to Consolidated Financial
          Statements are an integral part of the financial statements.

                        THE UNITED ILLUMINATING COMPANY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)  STATEMENT OF ACCOUNTING POLICIES

Accounting Records

     The accounting records are maintained in accordance with the uniform systems of accounts prescribed by the Federal Energy
Regulatory Commission (FERC) and the Connecticut Department of
Public Utility Control (DPUC).

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bridgeport Electric Company (BEC), United Resources Inc., United Energy International, Inc. and Research Center, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Reclassification of Previously Reported Amounts

     Certain amounts previously reported have been reclassified to conform with current year presentations.

Utility Plant

     The cost of additions to utility plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The cost of current repairs and minor replacements is charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of and the cost of removal, less salvage, are charged to the accumulated provision for depreciation.

Allowance for Funds Used During Construction

     In accordance with the applicable regulatory systems of accounts, the Company capitalizes AFUDC, which represents the approximate cost of debt and equity capital devoted to plant under construction. In accordance with FERC prescribed accounting, the portion of the allowance applicable to borrowed funds is presented in the Consolidated Statement of Income as a reduction of interest charges, while the portion of the allowance applicable to equity funds is presented as other income. Although the allowance does not represent current cash income, it has historically been recoverable under the ratemaking process over the service lives of the related properties. The Company compounds semi-annually the allowance applicable to major construction projects. AFUDC rates in effect for 1993, 1992 and 1991 were 8.75%, 10.25% and 10.88%, respectively.

Depreciation

     Provisions for depreciation on utility plant for book purposes, excluding costs associated with the 1984 reconversion of BEC's plant to a dual-fired capability, are computed on a straight-line basis, using estimated service lives determined by independent engineers. One-half year's depreciation is taken in the year of addition and disposition of utility plant, except in the case of major operating units on which depreciation commences in the month they are placed in service and ceases in the month they are removed from service. During the years 1985-1989, depreciation associated with BEC's reconversion costs was computed on an annuity basis over the original ten-year period that this plant was being leased to the Company by BEC. Commencing January 1, 1990, the reconversion costs are being depreciated on a straight-line basis over a period ending July 2000. The aggregate annual provisions for depreciation for the years 1993, 1992 and 1991 were equivalent to approximately 3.22%, 3.15% and 3.10%, respectively, of the original cost of depreciable property.

                     THE UNITED ILLUMINATING COMPANY

Income Taxes

     Effective January 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes". In accordance with SFAS 109, the Company has provided deferred taxes for all temporary book-tax differences using the liability method. The liability method requires that deferred tax balances be adjusted to reflect enacted future tax rates that are anticipated to be in effect when the temporary differences reverse. In accordance with generally accepted accounting principles for regulated industries, the Company has established a net regulatory asset that reflects anticipated future recovery in rates of these deferred tax provisions.

     For ratemaking purposes, the Company practices full normalization for all investment tax credits (ITC) related to recoverable plant investments except for the ITC related to Seabrook Unit 1, which was taken into income in accordance with provisions of the 1989 Settlement Agreement.

Accrued Utility Revenues

     The estimated amount of utility revenues (less related expenses and applicable taxes) for service rendered but not billed is accrued at the end of each accounting period.

Cash and Cash Equivalents

     For cash flow purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

     The Company is required to maintain an operating deposit with the project disbursing agent related to its 17.5% ownership interest in Seabrook Unit 1. This operating deposit, which is the equivalent to one and one half months of the funding requirement for operating expenses, is restricted for use and amounted to $3.4 million, $2.9 million, and $1.8 million at December 31, 1993, 1992 and 1991, respectively.

Investments

     The Company's investment in the Connecticut Yankee Atomic Power Company joint venture, a nuclear generating company in which the Company has a 9 1/2% stock interest, is accounted for on an equity basis.

Fossil Fuel Costs

     The amount of fossil fuel costs that cannot be reflected currently in customers' bills pursuant to the FCA in the Company's rates is deferred at the end of each accounting period. Since adoption of the deferred accounting procedure in 1974, rate decisions by the DPUC and its predecessors have consistently made specific provision for amortization and rate-making treatment of the Company's existing deferred fossil fuel cost balances.

Research and Development Costs

     Research and development costs, including environmental studies, are capitalized if related to specific construction projects and depreciated over the lives of the related assets. Other research and development costs are charged to expense as incurred.

Pension and Other Post-Employment Benefits

     The Company accounts for normal pension plan costs in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 87, "Employers' Accounting for Pensions", and for supplemental

                THE UNITED ILLUMINATING COMPANY
retirement plan costs and supplemental early retirement plan costs in accordance with the provisions of SFAS No. 88, "Employers'
Accounting for Settlements and Curtailments of Defined Benefit
Pension Plans and for Termination Benefits".

     Prior to January 1, 1993, the Company accounted for other post-employment benefits, consisting principally of health and life insurance, on a pay-as-you-go basis. Effective January 1, 1993, the Company commenced accounting for these costs under the provisions of SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other than Pensions", which requires, among other things, that the liability for such benefits be accrued over the employment period that encompasses eligibility to receive such benefits. The annual incremental cost of this accounting change has been allowed in retail rates in accordance with a 1992 rate decision.

Uranium Enrichment Obligation

     Under the Energy Policy Act of 1992 (Energy Act), the Company will be assessed for its proportionate share of the costs of the decontamination and decommissioning of uranium enrichment facilities operated by the Department of Energy. The Energy Act imposes an overall cap of $2.25 billion on the obligation assessed to the nuclear utility industry and limits the annual assessment to $150 million each year over a 15-year period. At December 31, 1993, the Company's unfunded share of the obligation, based on its ownership interest in Seabrook Unit 1 and Millstone Unit 3, was approximately $1.5 million. Effective January 1, 1993, the Company was allowed to recover these assessments in rates as a component of fuel expense. Accordingly, the Company has recognized these costs as a regulatory asset on its Consolidated Balance Sheet.

Nuclear Decommissioning Trusts

     External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The
Company paid $1,616,000, $1,334,000 and $1,011,000 during 1993,
1992 and 1991 into the decommissioning trust funds for Seabrook
Unit 1 and Millstone Unit 3. At December 31, 1993, the Company's share of the trust fund balances, which include accumulated earnings on the funds, were $3.7 million and $1.9 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

                                          THE UNITED ILLUMINATING COMPANY

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


 (B) CAPITALIZATION                                                    December 31,
                                     -----------------------------------------------------------------------------
                                                     1993                       1992                      1991
                                        Shares                     Shares                    Shares
                                      Outstanding   $(000's)    Outstanding   $(000's)    Outstanding   $(000's)
                                     ------------- -----------  ------------- ----------  ------------ -----------
 Common Stock Equity
   Common stock, no par value,
   at December 31(a)                 14,083,291    $284,028    14,033,148    $282,433    13,932,348    $279,340
    Shares authorized
     1991   30,000,000
     1992   30,000,000
     1993   30,000,000
   Paid-in capital                                      734                       495                       146
   Capital stock expense                             (3,163)                   (3,163)                   (3,163)
   Retained earnings (b)                            141,725                   142,981                   125,448
                                                 -----------               -----------               -----------
        Total common stock equity                   423,324                   422,746                   401,771
                                                 -----------               -----------               -----------
 Preferred and Preference Stock (c)
    Preferred stock issues:
     4.35% Series A                      40,425                    40,425                    40,425
     4.72% Series B                      50,730                    50,730                    67,680
     4.64% Series C                      32,100                    32,100                    32,100
     5 5/8% Series D                     61,200                    61,200                    61,200
     7.60% Series E                     125,000                   125,000                   125,000
     7.60% Series F                     150,000                   150,000                   150,000
                                   -------------              ------------              ------------
                                        459,455      45,945       459,455      45,945       476,405      47,640
   Cumulative preferred stock,     ------------- -----------  ------------ -----------  ------------ -----------
    $25 par value, shares
    authorized at December 31,
     1991   2,400,000
     1992   2,400,000
     1993   2,400,000
    Preferred stock issues:
     8.80% 1976 Series                  600,000      15,000       600,000      15,000       600,000      15,000
   Cumulative preference stock,
    $25 par value, shares
    authorized at December 31,
     1991   5,000,000
     1992   5,000,000
     1993   5,000,000
    Preference stock issues              -            -            -            -            -            -
      Total preferred stock not                  -----------               -----------               -----------
       subject to mandatory redemption               60,945                    60,945                    62,640
                                                 -----------               -----------               -----------

                           THE UNITED ILLUMINATING COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                             December 31,
                                                  ----------------------------
                                                      1993     1992     1991
                                                    $(000's) $(000's) $(000's)
                                                    -------- -------- -------
Long-term Debt (d)
 Long-term debentures:
 10 1/2%, 1995 Series, due October 1, 1995             -         -    $69,600
  5 3/4%, 1996 Series, due August 15, 1996             -         -     15,000
  6%, 1997 Series, due June 15, 1997                   -         -     22,500
  7%, 1999 Series, due January 15, 1999                -         -     15,000
  7 3/4%, 2002 Series, due October 1, 2002             -         -     25,000
  8 1/4%, 2003 Series, due December 15, 2003           -         -     30,000
  12%, 2017 Series, due August 1, 2017                 -         -      2,078
                                                    -------- -------- --------
                                                       -         -    179,178
 First Mortgage Bonds-Bridgeport Electric Company:
  9.44%, Series B, maturing serially as
    to $10,800 principal amount on February 15
    in each of the years 1995 to 1999.                54,000   54,000  54,000
 10.32%, Series C, maturing serially as
   to $55,333 principal amount on January 15
   in each of the years 1994 and 1995.               110,666  166,000 180,000
Other Long-term Debt
 Pollution Control Revenue Bonds:
 14 1/2%, 1984 Series, due October 1, 2009               110   40,000  40,000
 14 1/2%, 1984 Series B, due December 1, 2009          3,830   28,400  28,400
  9 1/2%, 1986 Series, due June 1, 2016                7,500    7,500   7,500
  9 3/8%, 1987 Series, due July 1, 2012               25,000   25,000  25,000
 10 3/4%, 1987 Series, due November 1, 2012           43,500   43,500  43,500
  8%, 1989 Series A, due December 1, 2014             25,000   25,000  25,000
  5 7/8%, 1993 Series, due October 1, 2033            64,460     -       -
  Solid Waste Disposal Revenue Bonds:
  Adjustable rate 1990 Series A
   due September 1, 2015                              30,000   30,000  30,000


                               THE UNITED ILLUMINATING COMPANY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                                        December 31,
                                              ----------------------------------
                                                 1993      1992          1991
                                               $(000's)    $(000's)   $(000's)
                                              ----------  ---------- -----------
Other Long-term Debt, continued
 Medium-Term Notes:
 7.62%,1991 Series A, due September 12,1994  $   30,000  $   30,000  $   30,000
 7.20%,1991 Series B, due November 1, 1994       13,000      13,000      13,000
 6.82%,1991 Series C, due December 2, 1994       10,000      10,000      10,000
 6.00%,1992 Series D, due January  15, 1994      50,000      50,000        -
 7.00%,1992 Series E, due January  15, 1997      50,000      50,000        -
 7.25%,1992 Series F, due October 2, 1995        47,000      47,000        -
 7 3/8%,1992 Series G, due January  15, 1998    100,000     100,000        -
 6.20%,1993 Series H, due January  15, 1999     100,000        -           -

 Long-term bank loans:
  12.9%, maturing in 1994                         5,000      17,500      32,500

 Obligation under the Seabrook Unit 1
  sale/leaseback agreement                      250,000     250,000     250,000
                                             ----------- ----------- -----------
                                              1,019,066     986,900     948,078

Unamortized debt discount less premium
  at December 31, 1993, 1992 & 1991                (465)       (610)       (580)
                                             ----------- ----------- -----------
        Total long-term debt                  1,018,601     986,290     947,498
                                             ----------- ----------- -----------
Less current portion included in
   Current Liabilities (d)                      143,333      92,833      37,500
                                             ----------- ----------- -----------
         Total long-term debt included
          in Capitalization                     875,268     893,457     909,998
                                             ----------- ----------- -----------
               Total Capitalization          $1,359,537  $1,377,148  $1,374,409
                                             =========== =========== ===========

                 THE UNITED ILLUMINATING COMPANY

         (a) Common Stock

     The Company issued 46,000 shares of common stock in 1993, 100,800 shares of common stock in 1992 and 44,600 shares of common stock in 1991 pursuant to a stock option plan. During 1993, the Company also issued 4,143 shares of common stock pursuant to a long-term incentive program.

     Common stock, no par value, authorized at December 31, 1993, included 400,000 shares reserved for the Company's Employee Stock
Ownership Plan (ESOP).  There were no additions to ESOP in 1991,
1992 or 1993.

     The Company purchased on the open market, on behalf of shareholders participating in the common stock Dividend
Reinvestment Plan, 148,362 shares of stock in 1991, 136,679 shares of stock in 1992 and 138,145 shares of stock in 1993.

     In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. On June 5, 1991, the DPUC approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 214,000 shares of stock at an exercise price of $30.75 per share, 2,800 shares of stock at an exercise price of $28.3125 per share, 1,800 shares of stock at an exercise price of $31.1875 per share, 4,000 shares of stock at an exercise price of $35.625 per share, 36,200 shares of stock at an exercise price of $39.5625 per share and 5,000 shares of stock at an exercise price of $42.375 per share have been granted by the Board of Directors and remain outstanding at December 31, 1993. Options to purchase 44,600 shares of stock at an exercise price of $30.75 were exercised during 1991. Options to purchase 98,000 shares of stock at an exercise price of $30.75 and 2,800 shares of stock at an exercise price of $28.3125 were exercised during 1992. Options to purchase 42,400 shares of stock at an exercise price of $30.75 per share, 1,400 shares of stock at an exercise price of $28.3125 per share, 1,200 shares of stock at an exercise price of $31.1875 per share and 1,000 shares of stock at an exercise price of $35.625 per share were exercised during 1993.

     In addition, certain executive officers were eligible to earn shares of the Company's common stock, based upon the dividend and market performance of the stock compared to a peer group of electric utilities over a four-year period ending December 31, 1992, under the Company's long-term incentive program. The issuance of shares of stock pursuant to this program received DPUC approval on June 5, 1991. The total number of shares of common stock that could have been earned under the long-term incentive program was limited to 7,091. For the four-year period ending December 31, 1992, 6,027 shares of the Company's common stock were earned. Of this amount, a total of 4,143 shares were issued to the participants in 1993, and the remainder was distributed in an equivalent amount of cash based on the closing price of the Company's Common Stock on March 1, 1993, pursuant to the terms of the long-term incentive program. This program ended as of December 31, 1992.

     (b) Retained Earnings Restriction

     The indenture under which the Company's Medium-Term Notes and Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $82.6 million were free from such limitations at December 31, 1993.

     (c) Preferred and Preference Stock

     The par value of each of these issues was credited to the appropriate stock account and expenses related to these issues were charged to capital stock expense.

               THE UNITED ILLUMINATING COMPANY

     In 1991, the Company purchased and cancelled shares of its $100 par value Preferred Stock, at a discount, resulting in a non-taxable addition to common equity of approximately $3,304,000. The 1991 purchases consisted of:

          9,575    shares of 4.35% Preferred Stock, Series A
          7,320    shares of 4.72% Preferred Stock, Series B
         39,900    shares of 4.64% Preferred Stock, Series C
         13,800    shares of 5 5/8% Preferred Stock, Series D

     In 1992, the Company purchased and cancelled 16,950 shares of its $100 par value 4.72% Preferred Stock, Series B, at a discount, resulting in a non-taxable addition to common equity of approximately $796,650.

     There was no redemption of preferred stock in 1993.

     Shares of preferred stock have preferential dividend and liquidation rights over shares of common stock. Preferred shareholders are not entitled to general voting rights. However, if any preferred dividends are in arrears for six or more quarters, or if some other event of default occurs, preferred shareholders are entitled to elect a majority of the Board of Directors until all preferred dividend arrears are paid and any event of default is terminated.

     Preference stock is a form of stock that is junior to preferred stock but senior to common stock. It is not subject to the earnings coverage requirements or minimum capital and surplus requirements governing the issuance of preferred stock. There were no shares of preference stock outstanding at December 31, 1993.

     (d) Long-Term Debt

     In January 1993, the net proceeds from the liquidation of an investment in tax-exempt municipal debt instruments were used to pay $60 million principal amount of maturing 10.32% First Mortgage Bonds of the Company's wholly-owned subsidiary, Bridgeport Electric Company; to repay a $7.5 million 13.1% term loan; to repay short-term borrowings incurred for the August 1, 1992 redemption of the Company's 12% Debentures, due August 1, 2017, and for repayment of a $7.5 million 12.9% term loan on September 30, 1992; and to repay short-term borrowings incurred for a $19.1 million rent payment on December 31, 1992 under the Company's facility sale and leaseback arrangement for a portion of its ownership interest in Seabrook Unit 1.

     On September 30, 1993, the Company repaid a $5 million 12.9% term loan with funds obtained through short-term borrowings.

     On September 17, 1993, the Company invited the owners of $68,400,000 aggregate principal amount of 14 1/2% Pollution Control Revenue Bonds, due October 1 and December 1, 2009, ("Bonds") to sell to the Company, for cash, any and all of the Bonds. The Bonds were issued in 1984 by The Industrial Development Authority of the State of New Hampshire ("NHIDA"), which loaned the issue proceeds to the Company to pay for the cost of installing pollution control facilities at the Seabrook nuclear generating plant in New Hampshire; and the Business Finance Authority of the State of New Hampshire ("NHBFA"), successor to the NHIDA, agreed to issue Pollution Control Refunding Revenue Bonds ("Refunding Bonds") in a principal amount equal to the aggregate principal amount of Bonds purchased by the Company and surrendered to the Bond trustee for cancellation, and to loan the issue proceeds of the Refunding Bonds to the Company to pay for part of the purchase price of the Bonds being purchased and cancelled. On October 15, 1993, the Company accepted offers from holders of $64,460,000 aggregate principal amount of the Bonds to sell them for an aggregate purchase price of $75,710,000. On October 26, 1993, the NHBFA issued and sold $64,460,000 principal amount of 5 7/8% Refunding Bonds, due
October 1, 2033, and loaned the issue proceeds to the Company, which used them to pay

                THE UNITED ILLUMINATING COMPANY
a portion of the purchase price of the Bonds. The remainder of the purchase price was funded with the proceeds of short-term borrowings.

     On December 7, 1993, the Company issued and sold $100 million principal amount of five-year and one month Notes at a coupon rate of 6.20%. The net proceeds were used to repay $60 million principal amount of maturing 10.32% First Mortgage Bonds of the Company's wholly-owned subsidiary, Bridgeport Electric Company in January 1994; to repay a $5 million 13.1% term loan in January 1994 and for general corporate purposes, including repayment of short-term borrowings.

     Maturities and mandatory redemptions/repayments and annual interest expense on existing long-term debt are set forth below:

                                   1994     1995     1996     1997     1998
                                   ----     ----     ----     ----     ----
                                                    (000's)
Long-term debt (beginning of
  period)(1)                     $989,067 $875,734 $712,600 $699,830 $634,659
  Less:
     Maturities                    53,000   97,000     -      50,000  100,000
     Mandatory redemptions/
      repayments                   60,333   66,134   12,770   15,171   15,562
                                 -------- -------- -------- -------- --------

Long-term debt
 (end of period)(1)(2)           $875,734 $712,600 $699,830 $634,659 $519,097
                                 ======== ======== ======== ======== ========

Annual interest associated with
 existing outstanding debt
 (1)(2)                          $ 72,800 $ 59,637 $ 55,221 $ 50,838 $ 42,930

Annual amortization of issuance
 expense and repurchase premiums
 associated with existing debt     $7,915   $5,451   $3,167   $2,893   $2,543

(1) Does not include $30 million of tax-exempt adjustable rate Solid Waste Disposal Revenue Bonds, 1990 Series A, due September 1, 2015, classified on the Company's books as a current liability (interest rate for September 1993 to March 1994 is 2.90%).
(2) Does not include interest on any new financings that may be required to fund maturities, redemptions or plant additions in any given year. The Company expects some new financings to occur.

(C) RATE-RELATED REGULATORY PROCEEDINGS

     On December 16, 1992, the DPUC approved levelized rate increases of 2.66% ($15.8 million) for 1993 and 2.66% (an additional $17.3 million) for 1994, including allowed conservation and load management revenue increases. The rate increases totaled $33.1 million, or 5.4%, over two years.

     In order to achieve levelized 2.66% rate increases for each of these two years, the DPUC determined that the recovery of $13.1 million of sales adjustment clause revenues would be deferred from 1993 to 1994.

     Utilities are entitled by Connecticut law to revenues sufficient to allow them to cover their operating and capital costs, to attract needed capital and maintain their financial integrity, while also protecting the public interest. Accordingly, the DPUC's 1992 rate decision authorized a return on equity of 12.4% for ratemaking purposes. However, the Company may earn up to 1% above this level before a mandatory review is required by the DPUC.

            THE UNITED ILLUMINATING COMPANY

     Since January 1971, UI has had a fossil fuel adjustment clause
(FCA) in virtually all of its retail rates. The DPUC is required by law to convene an administrative proceeding prior to approving FCA charges or credits for each month. The law permits automatic implementation of the charges or credits if the DPUC fails to act within five days of the administrative proceeding, although all such charges and credits are also subject to further review and appropriate adjustment by the DPUC at public hearings required to be held at least every three months. The DPUC has made no material changes in UI's FCA charges and credits as the result of any of these proceedings or hearings.

(D) ACCOUNTING FOR PHASE-IN PLAN

     The Company has been phasing into rate base its allowable investment in Seabrook Unit 1, amounting to $640 million, since January 1, 1990. In conjunction with this phase-in plan, the Company has been allowed to record a deferred return on the portion of allowable investment excluded from rate base during the phase-in period. The accumulated deferred return has been added to rate base each year since January 1, 1991 in the same proportion as the phase-in installment for that year has borne to the portion of the $640 million remaining to be phased-in. On January 1, 1994, the Company phased into rate base the remaining $74.5 million of allowable investment, plus the remaining $28.2 million of accumulated deferred return. The Company will be allowed to recover the accumulated deferred return, amounting to $62.9 million, over a five-year period commencing January 1, 1995.

                   THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(E) INCOME TAXES

                                              1993         1992       1991
                                              ----         ----       ----
                                                         (000's)
Income tax expense consists of:

Income tax provisions:
  Current
          Federal                           $13,484      $6,815     $10,869
          State                               4,843       2,645         407
                                            --------    --------    --------
            Total current                    18,327       9,460      11,276
                                            --------    --------    --------
  Deferred
          Federal                             9,620      16,860      13,297
          State                                (198)     14,233      12,240
                                            --------    --------    --------
            Total deferred                    9,422      31,093      25,537
                                            --------    --------    --------
  Investment tax credits                       (762)     (4,399)     (3,322)
                                            --------    --------    --------
   Total income tax expense                 $26,987     $36,154     $33,491
                                            ========    ========    ========

Income tax components charged as follows:
Operating expenses                          $33,309     $48,712     $47,231
 Other income and deductions - net           (6,322)    (12,558)    (19,299)
 Cumulative effect of change in accounting
  for property taxes                           -           -          5,559
                                            --------    --------    --------
  Total income tax expense                  $26,987     $36,154     $33,491
                                            ========    ========    ========

The following table details the components
 of the deferred income taxes:
    Accelerated depreciation                $11,318     $15,452     $17,176
    Tax depreciation on unrecoverable
      plant investment                        7,915       9,378      10,923
    Conservation & load management            3,084       3,995       8,374
    Property tax adjustment                  (1,991)     (1,991)      5,974
    Deferred fossil fuel costs                 (381)        490      (1,330)
    Seabrook sale/leaseback transaction      (2,016)      1,629      (1,963)
    Premiums on BEC bond redemption          (2,378)     (3,209)     (3,209)
    Cancelled nuclear projects                 (467)     (3,795)     (3,795)
    Alternative minimum tax                    (139)     (1,344)     (9,922)
    Sales adjustment revenues                (3,248)      2,415       2,846
    Gains on sale of utility plant             -          1,237        -
    Pension & postretirement benefits        (7,179)     (2,489)       (885)
    Other - net                               4,904       9,325       1,348
                                            --------    --------    --------
      Deferred income taxes - net            $9,422     $31,093     $25,537
                                            ========    ========    ========

               THE UNITED ILLUMINATING COMPANY

     Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes. The reasons for the differences are as follows:

                                 1993            1992              1991
                                 ----            ----              ----
                             Pre-Tax  Tax    Pre-Tax    Tax    Pre-Tax   Tax
                             -------  ---    -------    ---    -------   ---
                                                 (000's)
Computed tax at federal
  statutory rate                   $23,614           $31,593           $30,274
Increases (reductions)
    resulting from:
  Deferred return-Seabrook
    Unit 1                 ($7,497) (2,624) ($15,959) (5,426) ($17,970) (6,110)
  ITC taken into income       (762)   (762)   (4,399) (4,399)   (3,322) (3,322)
  Allowance for equity funds
   used during construction   (999)   (349)   (1,003)   (341)   (1,259)   (428)
  Tax exempt interest on
    municipal bonds           (283)    (99)   (3,664) (1,246)     -         -
  Book depreciation in excess
    of non-normalized tax
    depreciation            21,711   7,599    20,182   6,862   19,894    6,764
  State income taxes, net of
    federal income tax
    benefits                 4,645   3,019    16,878  11,140   12,647    8,347
  Other items - net         (9,746) (3,411)   (5,968) (2,029)  (5,979)  (2,034)
                                    -------           -------           -------

   Total income tax expense        $26,987           $36,154           $33,491
                                   ========          ========          ========

Book Income Before Federal
  Income Taxes                     $67,467           $92,921           $89,041
                                   ========          ========          ========

Effective income tax rates            40.0%             38.9%             37.6%

     At December 31, 1993, the Company had deferred tax liabilities for taxable temporary differences of $574 million and deferred tax assets for deductible temporary differences of $149 million, resulting in a net deferred tax liability of $425 million. Significant components of deferred tax liabilities and assets were as follows: tax liabilities on book/tax plant basis differences, $229 million; tax liabilities on the cumulative amount of income taxes on temporary differences previously flowed through to ratepayers, $163 million; tax liabilities on normalization of book/tax depreciation timing differences, $89 million and tax assets on the disallowance of plant costs, $77 million.

     The Tax Reform Act of 1986 provides for a more comprehensive corporate alternative minimum tax (AMT) for years beginning after 1986. To the extent that the AMT exceeds the federal income tax computed at statutory rates, the excess must be paid in addition to the regular tax liability. For tax purposes, the excess paid in any year can be carried forward indefinitely and offset against any future year's regular tax liability in excess of that year's tentative AMT. The AMT carryforward at December 31, 1993, 1992 and 1991 was $11.4 million, $11.3 million and $9.9 million, respectively.

(F) SHORT-TERM CREDIT ARRANGEMENTS

     The Company has a revolving credit agreement with a group of banks, which currently extends to January 19, 1995. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, by the certificate of deposit market in New York, or by bidding, at the

               THE UNITED ILLUMINATING COMPANY

Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 1993, the Company had no short-term borrowings outstanding under this facility.

     The Company's long-term debt instruments do not limit the amount of short-term debt that the Company may issue. The Company's revolving credit agreement described in the previous paragraph requires it to maintain an available earnings/interest charges ratio of not less than 1.5:1.0 for each 12-month period ending on the last day of each calendar quarter.

     The Company had a $50 million term loan facility with a group of banks during 1993. Under this agreement, the Company chose an interest rate from among three alternatives: (i) a fluctuating interest rate determined by the prime lending market in New York;
(ii) a fixed interest rate determined by the Eurodollar interbank market in London; and (iii) a fixed interest rate determined by the certificate of deposit market in New York. On February 1, 1993, the Company borrowed $50 million from this group of banks, using the proceeds to repay short-term borrowings and other current obligations. On December 3, 1993, the Company repaid the $50 million borrowing and terminated the agreement.

     The Company had a term loan agreement with PruLease, Inc. (PruLease) that expired on December 1, 1993. This agreement was executed on December 31, 1992, when the Company borrowed $49.1 million from PruLease and purchased all the nuclear fuel that was owned by PruLease and leased to the Company on that date. This loan, which was collateralized by a first lien on the Company's ownership interest in the nuclear fuel for Seabrook Unit 1, was repaid in full at maturity.

     The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity acquires and stores natural gas, coal and fuel oil for sale to the Company, and the Company purchases these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to February 1995. At December 31, 1993, approximately
$10.1 million of fossil fuel purchases were being financed under this agreement.

                THE UNITED ILLUMINATING COMPANY

     Information with respect to short-term borrowings is as follows:

                                            1993        1992        1991
                                            ----        ----        ----
                                                       (000's)
Maximum aggregate principal amount of
 short-term borrowings outstanding at
 any month-end                             $94,635    $84,099      $59,000
Average aggregate short-term borrowings
 outstanding during the year*              $73,700    $43,055      $33,364
Weighted average interest rate*               4.1%       4.4%         6.9%
Principal amounts outstanding at year-end     $0      $84,099      $13,000
Annualized interest rate on principal
amounts outstanding at year-end               N/A        5.1%         5.7%

     *Average short-term borrowings represent the sum of daily borrowings outstanding, weighted for the number of days outstanding and divided by the number of days in the period. The weighted average interest rate is determined by dividing interest expense by the amount of average borrowings. Commitment fees of approximately $259,600, $208,400 and $289,000 paid during 1993, 1992 and 1991, respectively, are excluded from the calculation of the weighted average interest rate.

                    THE UNITED ILLUMINATING COMPANY

(G)  SUPPLEMENTARY INFORMATION

                                          1993         1992         1993
                                          ----         ----         ----
                                                      (000's)
Operating Revenues
- ------------------
 Retail - Base Rates                   $603,559     $566,955     $570,500
 Sales provision adjustment                -          21,031       14,814
 Wholesale - capacity                     6,575       20,315       22,379
           - energy                      39,356       55,169       61,857
 Other                                    3,533        3,855        3,821
                                       ---------    ---------    ---------
   Total Operating Revenues            $653,023     $667,325     $673,371
                                       =========    =========    =========
Other Income and (Deductions) - net
- -----------------------------------
 Interest and dividend income          $  3,568     $  6,681     $  1,493
 Seabrook funding adjustments              -           7,506         -
 Equity earnings from Connecticut
  Yankee Unit                             1,350        1,340        1,536
 Amortization of loss on investment
  in tax-exempt bonds                      -          (1,752)        -
 Amortization of oil tank lease          (1,322)      (1,183)      (1,059)
 Gain on sale of property                 2,032        7,104        1,058
 Miscellaneous other income
  and (deductions) - net                 (5,557)      (1,151)        (331)
                                       ---------    ---------    ---------
   Total Other Income
      and (Deductions) - net           $     71     $ 18,545     $  2,697
                                       =========    =========    =========
Other Taxes
- -----------
 Charged to:
  Operating:
   State gross earnings                $ 27,955     $ 27,362     $ 27,223
   Local real estate
    and personal property                24,449       26,339       22,919
   Payroll taxes                          5,525        5,527        5,252
   Other                                      3            3          502
                                       ---------    ---------    ---------
     Total                               57,932       59,231       55,896
  Nonoperating and other accounts           335          837          766
                                       ---------    ---------    ---------
                                       $ 58,267     $ 60,068     $ 56,662
                                       =========    =========    =========
Other Interest Charges
- ----------------------
  Notes payable                        $  3,049     $  2,120     $  2,338
  Amortization of debt expense
   and repurchase premiums                7,818        8,898        7,370
  Other                                   1,393        1,864          139
                                       ---------    ---------    ---------
     Total Other Interest Charges      $ 12,260     $ 12,882     $  9,847
                                       =========    =========    =========

           THE UNITED ILLUMINATING COMPANY

(H) PENSION AND OTHER POST-EMPLOYMENT BENEFITS

     The Company's qualified pension plan, which is based on the highest three years of pay, covers substantially all of its employees, and its entire cost is borne by the Company. The Company also has a non-qualified supplemental plan for certain executives and a non-qualified retiree only plan for certain early retirement benefits. The net pension costs for these plans for 1993, 1992 and 1991 were $14,966,000, $5,749,000 and $2,054,000, respectively.

     The Company's funding policy for the qualified plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but which do not exceed the maximum deductible limits of the Internal Revenue Code. These amounts are determined each year as a result of an actuarial valuation of the Plan. In accordance with this policy, the Company will be contributing $3.3 million in 1994 for 1993 funding requirements. Previously, due to the application of the full funding limitation under ERISA, the Company had not been required to make a contribution since 1985. The supplemental plan is unfunded.

     The qualified plan's irrevocable trust fund consists principally of equity and fixed-income securities and real estate investments in approximately the following percentages:

                                               Percentage of
            Asset Category                     Total Fund
            --------------                     ------------

            Equity Securities                      63
            Fixed-income Securities                32
            Real Estate                             5

           THE UNITED ILLUMINATING COMPANY

                                                         1993          1992
                                                         ----          ----
                                                               (000's)
The components of net pension costs were as follows:
  Service cost of benefits earned during the period     $3,977       $ 3,846
  Interest cost on projected benefit obligation         13,165        12,300
  Actual return on plan assets                         (23,344)       (7,676)
  Net amortization and deferral                         10,130        (5,559)
                                                        ------        ------

  Net pension cost                                     $3,928*       $2,911**

 *In addition, a cost of $11,038,000 was recognized under SFAS
No. 88 as a result of special termination benefits provided under the Pension Plan.

**In addition, a loss of $108,000 was recognized in 1992 under SFAS No. 88 as a result of a curtailment with regard to the supplemental plans, and a cost of $2,730,000 was recognized under SFAS No. 88 as a result of certain terminations.

Assumptions used to determine pension costs were:
  Discount rate                                         8.25%         8.25%
  Average wage increase                                 5.50%         5.50%
  Return on plan assets                                 8.50%         8.50%

                                 December 31, 1993           December 31, 1992
                                 -----------------           -----------------
                              Qualified  Non-Qualified Qualified  Non-Qualified
                                 Plan        Plans       Plan         Plans
                                 ----        -----       ----         -----
                                                   (000's)
The funded status and amounts
 recognized in balance sheets
 are as follows:
  Actuarial present value of
   benefit obligations:
  Vested benefit obligation   $130,582     $3,097      $106,417      $3,572
                              ========     ======      ========      ======

  Accumulated benefit
   obligation                 $137,081     $3,097      $108,820      $3,572
                              ========     ======      ========      ======

  Reconciliation of accrued
   pension liability:
    Projected benefit
      obligation              $198,236     $4,262      $159,899      $4,166
    Less fair value of plan
      assets                   167,732       -          152,401        -
                              --------     ------      --------      ------
    Projected benefit
      greater (less) than plan
      assets                    30,504      4,262         7,498       4,166
    Unrecognized prior service
      cost                     (6,516)       (157)       (6,955)       (180)
    Unrecognized net gain (loss)
     from past experience      (6,966)       (327)          840        (478)
    Unrecognized net asset
     (obligation) at date of
     initial application       12,878        (131)       13,986        (163)
                              -------      ------       -------      ------

     Accrued pension
      liability               $29,900      $3,647       $15,369      $3,345
                              =======      ======       =======      ======

Assumptions used in estimating
 benefit obligations:
  Discount rate                 7.50%      7.50%         8.25%        8.25%
  Average wage increase         5.50%      5.50%         5.50%       5.50%

              THE UNITED ILLUMINATING COMPANY

     In addition to providing pension benefits, the Company also provides other postretirement benefits (OPEB), consisting principally of health care and life insurance benefits, for retired employees and their dependents. Employees with 25 years of service are eligible for full benefits, while employees with less than 25 years of service but greater than 15 years of service are entitled to partial benefits. Years of service prior to age 35 are not included in determining the number of years of service.

     Prior to January 1, 1993, the Company recognized the cost of providing OPEB on a pay-as-you-go basis by expensing the annual insurance premiums. These costs amounted to $1.3 million and $1.1 million for 1992 and 1991, respectively. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", which requires, among other things, that OPEB costs be recognized over the employment period that encompasses eligibility to receive such benefits. In its December 16, 1992 decision on the Company's application for retail rate relief, the DPUC recognized the Company's obligation to adopt SFAS No. 106, effective January 1, 1993, and approved the Company's request for revenues to recover OPEB expenses on a SFAS No. 106 basis. A portion of these expenses represents the transition obligation, which will accrue over a 20-year period, representing the future liability for medical and life insurance benefits based on past service for retirees and active employees.

     For funding purposes, the Company has established two Voluntary Employees' Benefit Association Trusts (VEBA) to fund OPEB for employees who retire on or after January 1, 1994; one VEBA for union employees and one for non-union employees. Approximately 52% of the Company's employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes. The funding policy assumes contributions to these trust funds to be the total OPEB expense under SFAS No. 106, excluding the amount that resulted from the reorganization minus pay-as-you-go benefit payments for pre-January 1, 1994 retirees, allocated in a manner that minimizes current income tax liability, without exceeding maximum tax deductible limits. In accordance with this policy, the Company contributed approximately $3 million to the union VEBA on December 30, 1993. The Company currently plans to fund the portion of the OPEB expense that is related to the reorganization during the years 1994-1996.

     The 1993 cost for OPEB includes the following components:

                                                           (000's)
    Service cost                                           $1,182
    Interest cost                                           1,959
    Actual return on plan assets                               -
    Amortizations and deferrals - net                       1,215
                                                           ------
    Net Cost of Postretirement Benefit                     $4,356
                                                           ======

    Assumptions used to determine OPEB costs were:

    Discount rate                                          8.25%
    Health Care Cost Trend Rates
      Pre-age 65 claims                                    8.3%*
      Post-age 65 claims                                   9.0%*

    *Assumed rates gradually decline to 6.2% by the year 2020

A one percentage point increase in the assumed health care cost trend rate would have increased the service cost and interest cost components of the 1993 net cost of periodic postretirement benefit by approximately $445,000 and would increase the accumulated postretirement benefit obligation for health care benefits by approximately $2,421,000.

            THE UNITED ILLUMINATING COMPANY

     The following table reconciles the funded status of the plan with the amount recognized in the Consolidated Balance Sheet as of December 31, 1993:

                                                                     (000's)
    Accumulated Postretirement Benefit Obligation:
      Retirees                                                      $ 12,292
      Fully eligible active plan participants                          1,950
      Other active plan participants                                  16,088
                                                                     -------
    Total Accumulated Postretirement Benefit Obligation               30,330

    Plan assets at fair value                                          2,984
    Accumulated Postretirement Benefit Obligation in
     Excess of Plan Assets                                            27,346

    Unrecognized net loss                                             (2,990)
    Unamortized transition obligation                                (23,089)
                                                                     -------

    Accrued Postretirement Benefit Obligation                       $  1,267
                                                                     =======

    The weighted average discount rate used to measure the accumulated postretirement benefit obligation was 7.5%.

    During 1993, in conjunction with a in-depth organizational review, the Company offered a voluntary early retirement program to non-union employees who were eligible to receive pension benefits. This offer was accepted by 103 employees. The 1993 OPEB cost for this program was $1.267 million. These costs are recognized as a component of the reorganizational charge shown on the Company's Consolidated Statement of Income.

    In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Post-Employment Benefits". This statement, which will be adopted during the first quarter of 1994, establishes accounting standards for employers who provide benefits, such as unemployment compensation, severance benefits and disability benefits, to former or inactive employees after employment but before retirement and requires recognition of the obligation for these benefits. The adoption of this new standard will result in a pre-tax charge against earnings amounting to approximately $2 million during the first quarter of 1994. Subsequent period costs are not expected to be material.

             THE UNITED ILLUMINATING COMPANY

(I) JOINTLY OWNED PLANT

     At December 31, 1993, the Company had the following interests in jointly owned plants:

                                 Ownership/
                                 Leasehold     Plant In          Accumulated
                                   Share       Service           Depreciation
                                 ----------    --------          ------------
                                              (Millions)

  Seabrook Unit 1                 17.5  %       $650                $63
  Millstone Unit 3                 3.685         134                 48
  New Haven Harbor Station        93.7           132                 60

     The Company's share of the operating costs of jointly owned plants is included in the appropriate expense captions in the Consolidated Statement of Income.

(J) UNAMORTIZED CANCELLED NUCLEAR PROJECT

     From December 1984 through December 1992, the Company had been recovering its investment in Seabrook Unit 2 over a regulatory approved ten-year period without a return on its unamortized investment. In the Company's 1992 rate decision, the DPUC adopted a proposal by the Company to write off its remaining investment in Seabrook Unit 2, beginning January 1, 1993, over a 24-year period, corresponding with the flowback of certain Connecticut Corporation Business Tax (CCBT) credits. Such decision will allow the Company to retain the Seabrook Unit 2/CCBT amounts for ratemaking purposes, with the accumulated CCBT credits not deducted from rate base during the 24-year period of amortization in recognition of a longer period of time for amortization of the Seabrook Unit 2 balance.

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

     The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity acquires and stores natural gas, coal and fuel oil for sale to the Company, and the Company purchases these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to February 1995. At December 31, 1993, approximately
$10.1 million of fossil fuel purchases were being financed under this agreement.

     The Company has leases (some of which are capital leases), including arrangements for data processing and office equipment, vehicles, office space and oil tanks. The gross amount of assets recorded under capital leases and the related obligations of those leases as of December 31, 1993 are recorded on the balance sheet.

     Future minimum lease payments under capital leases, excluding the Seabrook sale/leaseback transaction, which is being treated as a long-term financing, are estimated to be as follows:

                 THE UNITED ILLUMINATING COMPANY

  Next five years:                                               (000's)

     1994                                                        $22,757
     1995                                                            950
     1996                                                              0
     1997                                                              0
     1998                                                              0
   After 1998                                                          0
                                                                 -------
   Total minimum capital lease payments                           23,707
       Less:  Amount representing interest                         1,998
                                                                 -------
   Present value of minimum capital lease payments               $21,709
                                                                 =======

     Capitalization of leases has no impact on income, since the sum of the amortization of a leased asset and the interest on the lease obligation equals the rental expense allowed for ratemaking purposes.

     Rental payments charged to operating expenses in 1993, 1992 and 1991 amounted to $14.1 million, $14.8 million and $14.9 million, respectively.

     Operating leases, which are charged to operating expense, consist of a large number of small, relatively short-term, renewable agreements for a wide variety of equipment.

(L) COMMITMENTS AND CONTINGENCIES

Capital Expenditure Program

     The Company has entered into commitments in connection with its continuing capital expenditure program, which is presently estimated at approximately $366.5 million, excluding AFUDC, for 1994 through 1998.

Seabrook

     After experiencing increasing financial stress beginning in May 1987, Public Service Company of New Hampshire (PSNH), which held the largest ownership share (35.6%) in Seabrook, commenced a proceeding under Chapter 11 of the Bankruptcy Code in January of 1988. Under this statute, PSNH continued its operations while seeking a financial reorganization. A reorganization plan proposed by Northeast Utilities (NU) was confirmed by the bankruptcy court in April of 1990 and, on May 16, 1991, PSNH completed the financing required for payment of its pre-bankruptcy secured and unsecured debt under the first stage of the reorganization plan and emerged from bankruptcy. On May 19, 1992, the NRC issued the final regulatory approval necessary for the second stage of the NU reorganization plan, under which PSNH would be acquired by NU; and on June 5, 1992, this acquisition was completed. As part of the transaction, PSNH's ownership share of Seabrook Unit 1 was transferred to a wholly-owned subsidiary of NU. Two previous regulatory approvals of the NU reorganization plan for PSNH, by the Federal Energy Regulatory Commission (FERC) and the Securities and Exchange Commission (SEC), continue to be challenged in court proceedings, and the Company is unable to predict the outcome of these proceedings.

     On February 28, 1991, EUA Power Corporation (EUA Power), the holder of a 12.1% ownership share in Seabrook, commenced a proceeding under Chapter 11 of the Bankruptcy Code. EUA Power, a wholly-owned subsidiary of Eastern Utilities Associates (EUA), was organized solely for the purpose of acquiring an ownership share in Seabrook and selling in the wholesale market its share of the electric power produced by Seabrook. EUA Power commenced this bankruptcy proceeding because the cash generated by its sales of power at current market prices was insufficient to pay its obligations on its outstanding debt. Subsequently, EUA Power's name

             THE UNITED ILLUMINATING COMPANY
was changed to Great Bay Power Corporation (Great Bay). The official committee of Great Bay's bondholders (Bondholders Committee) has proposed, and the bankruptcy court has confirmed, a reorganization plan for Great Bay, under which substantially all of the equity ownership of Great Bay would pass to its bondholders.
On February 2, 1994, the Bondholders Committee accepted a financing proposal that would inject $35 million of new ownership equity into Great Bay. The bankruptcy court must approve this structure before the Great Bay reorganization plan becomes effective. Further approvals are also required from the NRC, FERC and the New Hampshire Public Utilities Commission. The bankruptcy court has approved an agreement among Great Bay, the Bondholders Committee, UI and The Connecticut Light and Power Company (CL&P), under which up to $20 million in advance payments against their respective future monthly Seabrook payment obligations will be made available between UI and CL&P as needed until the reorganization plan becomes effective. UI's share of funding obligations under this agreement totals $8 million. As of December 31, 1993, $5.5 million had been advanced by UI under this agreement. At January 31, 1994, $602,000 of the Company's advances remained outstanding. This agreement can be terminated by UI and CL&P upon thirty days notice or upon failure of the reorganization process to achieve certain milestones by specified dates. UI is unable to predict what impact, if any, failure of the reorganization plan to become effective will have on the operating license for Seabrook Unit 1, or what other actions UI and the other joint owners of the unit may be required to take in response to developments in this bankruptcy proceeding as it may affect Seabrook.

     Nuclear generating units are subject to the licensing requirements of the Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954, as amended, and a variety of other state and federal requirements. Although Seabrook Unit 1 has been issued a 40-year operating license, NRC proceedings and investigations prompted by inquiries from Congressmen and by NRC licensing board consideration of technical contentions may arise and continue for an indefinite period of time in the future.

Nuclear Insurance Contingencies

     The Price-Anderson Act, currently extended through August 1, 2002, limits public liability resulting from a single incident at a nuclear power plant. The first $200 million of liability coverage is provided by purchasing the maximum amount of commercially available insurance. Additional liability coverage will be provided by an assessment of up to $75.5 million per incident, levied on each of the nuclear units licensed to operate in the United States, subject to a maximum assessment of $10 million per incident per nuclear unit in any year. In addition, if the sum of all public liability claims and legal costs resulting from any nuclear incident exceeds the maximum amount of financial protection, each reactor operator can be assessed an additional 5% of $75.5 million, or $3.775 million. The maximum assessment is adjusted at least every five years to reflect the impact of inflation. Based on its interests in nuclear generating units, the Company estimates its maximum liability would be $20.3 million per incident. However, assessment would be limited to $3.1 million per incident, per year. With respect to each of the operating nuclear generating units in which the Company has an interest, the Company will be obligated to pay its ownership and/or leasehold share of any statutory assessment resulting from a nuclear incident at any nuclear generating unit.

     The NRC requires nuclear generating units to obtain property insurance coverage in a minimum amount of $1.06 billion and to establish a system of prioritized use of the insurance proceeds in the event of a nuclear incident. The system requires that the first $1.06 billion of insurance proceeds be used to stabilize the nuclear reactor to prevent any significant risk to public health and safety and then for decontamination and cleanup operations. Only following completion of these tasks would the balance, if any, of the segregated insurance proceeds become available to the unit's owners. For each of the nuclear generating units in which the Company has an interest, the Company is required to pay its ownership and/or leasehold share of the cost of purchasing such insurance.

                THE UNITED ILLUMINATING COMPANY

Other Commitments and Contingencies

                           Hydro-Quebec

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase II of this facility, in which UI has a 5.45% participating share, has increased the capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. The Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. Currently, the Company's guarantee liability for this debt amounts to approximately $9.8 million.

                        Reorganization Charge

     During 1993, the Company undertook an in-depth organizational review with the primary objective of improving customer service.
As a result of this review, the Company eliminated approximately 75 positions.

     In conjunction with this review, the Company offered a voluntary early retirement program to non-union employees who were eligible to receive pension benefits. The early retirement offer was accepted by 103 employees and the Company incurred a one-time charge to 1993 earnings of approximately $13.6 million ($7.8 million, after-tax). No decision has been made as to whether to offer a severance program to employees who may be affected by the organizational review when it is completed, but who were not eligible for, or did not accept, the early retirement offer.

                       Site Remediation Costs

     The Company has estimated that the cost of environmental remediation of its decommissioned Steel Point Station property in Bridgeport will be approximately $10.3 million and has recorded a liability for this cost. Following remediation, the Company intends to sell the property for development for a value it estimates will not exceed $6 million. In the Company's last rate decision, the DPUC provided additional revenues to recover the $4.3 million difference during the period 1993-1996, subject to true-up in the Company's next retail rate proceeding, based on actual remediation costs and the actual gain on the sale of the property.

                          Property Taxes

     In November 1993, the Company received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. The Company anticipates receiving additional bills of this sort for the tax years 1992-1993 and 1993-1994, the amounts of which cannot be predicted at this time. The Company is contesting these tax bills vigorously and has commenced an action in the Superior Court to enjoin the City from any effort to collect these tax bills. Due to a lack of data, it is not possible, at this time, to assess accurately the Company's liability, if any.

(M) NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

     Costs associated with nuclear plant operations include amounts for disposal of nuclear wastes, including spent fuel, and for the ultimate decommissioning of the plants. Under the Nuclear Waste Policy Act of 1982, the federal Department of Energy (DOE) is required to design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel. The Act requires the DOE to provide, beginning in 1998, for the disposal of spent nuclear fuel and high level radioactive waste from commercial nuclear plants through contracts with the owners and generators of such waste; and the DOE has established disposal

            THE UNITED ILLUMINATING COMPANY
fees that are being paid to the federal government by electric utilities owning or operating nuclear generating units. In return for payment of the prescribed fees, the federal government is to take title to and dispose of the utilities' high level wastes and spent nuclear fuel beginning no later than 1998. However, the DOE has announced that its first high level waste repository will not be in operation earlier than 2010, notwithstanding the DOE's statutory and contractual responsibility to begin disposal of high-level radioactive waste and spent fuel beginning not later than January 31, 1998.

     Until the federal government begins receiving such materials in accordance with the Nuclear Waste Policy Act, operating nuclear generating units will need to retain high level wastes and spent fuel on-site or make other provisions for their storage. Storage facilities for Millstone Unit 3 are expected to be adequate for the projected life of the unit. Storage facilities for the Connecticut Yankee unit are expected to be adequate through the mid-1990s. Storage facilities for Seabrook Unit 1 are expected to be adequate until at least 2010. Fuel consolidation and compaction technologies are being developed and are expected to provide adequate storage capability for the projected lives of the latter two units. In addition, other licensed technologies, such as dry storage casks, can accommodate spent fuel storage requirements.

     Disposal costs for low-level radioactive wastes (LLW) that result from normal operation of nuclear generating units have increased significantly in recent years and are expected to continue to increase. The cost increases are functions of increased packaging and transportation costs and higher fees and surcharges charged by the disposal facilities. Pursuant to the Low-Level Radioactive Waste Policy Act of 1980, each state was responsible for providing disposal facilities for LLW generated within the state and was authorized to join with other states into regional compacts to jointly fulfill their responsibilities. Pursuant to the Low-Level Radioactive Waste Policy Amendments Act of 1985, each state in which a currently operating disposal facility is located (South Carolina, Nevada and Washington) is allowed to impose volume limits and a surcharge on shipments of LLW from states that are not members of the compact in the region in which the facility is located. On June 19, 1992, the United States Supreme Court issued a decision upholding certain parts of the Low-Level Radioactive Waste Policy Amendments Act of 1985, but invalidating a key provision of that law requiring each state to take title to LLW generated within that state if the state fails to meet federally-mandated deadlines for siting LLW disposal facilities. The decision has resulted in uncertainty about states' continuing roles in siting LLW disposal facilities and may result in increased LLW disposal costs and the need for longer interim LLW storage before a permanent solution is developed.

     The Connecticut Hazardous Waste Management Service (the Service), a state quasi-public corporation, was charged with coordinating the establishment of a facility for disposal of LLW originating in Connecticut. In June 1991, the Service announced that it had selected three potential sites in north-central Connecticut for further study. The Service's announcement provoked intense controversy in the affected municipalities and resulted in legislative action to stop the selection process. On February 1, 1993, the Service presented the legislature with a new site selection plan under which communities are urged to volunteer a site for a facility in return for financial and other incentives. The volunteer process is being continued in 1994. The Service's activities in this regard are funded by assessments on Connecticut's LLW generators. Due to a change in the volunteer process, there was no assessment for the 1993-1994 fiscal year and the state projects no assessment for the 1994-1995 and 1995-1996 fiscal years.

     Additional LLW storage capacity has been or can be constructed or acquired at the Millstone and Connecticut Yankee sites to provide for temporary storage of LLW should that become necessary. Connecticut LLW can be managed by volume reduction, storage or shipment at least through 1999. The Company cannot predict whether and when a disposal site will be designated in Connecticut.

     The State of New Hampshire has not met deadlines for compliance with the Low-Level Radioactive Waste Policy Act, and Seabrook
Unit 1 has been denied access to existing disposal facilities.
Therefore, LLW generated

              THE UNITED ILLUMINATING COMPANY
by Seabrook Unit 1 is being stored on-site. The Seabrook storage facility currently has capacity to store approximately five years' accumulation of waste generated by Seabrook, and the plant operator plans to expand its storage capacity as necessary.

     NRC licensing requirements and restrictions are also applicable to the decommissioning of nuclear generating units at the end of their service lives, and the NRC has adopted comprehensive regulations concerning decommissioning planning, timing, funding and environmental reviews. UI and the other owners of the nuclear generating units in which UI has interests estimate decommissioning costs for the units and attempt to recover sufficient amounts through their allowed electric rates to cover expected decommissioning costs. Changes in NRC requirements or technology can increase estimated decommissioning costs, and UI's customers in future years may experience higher electric rates to offset the effects of any insufficient rate recovery in prior years.

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) established $345 million (in 1993 dollars) as the decommissioning cost estimate for Seabrook Unit 1. This estimate premises the prompt removal and dismantling of the Unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during 1993 was $1.3 million. UI's share of the fund at December 31, 1993 was approximately $3.7 million.

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. Current decommissioning cost estimates for Millstone Unit 3 and Connecticut Yankee are $421 million (in 1994 dollars) and $324 million (in 1994 dollars), respectively. These estimates premise the prompt removal and dismantling of each unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to decommissioning trust funds managed by Northeast Utilities. UI's share of the Millstone Unit
3 decommissioning payments made during 1993 was $328,000. UI's share of the fund at December 31, 1993 was approximately $1.9 million. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $1.3 million were funded by UI during 1993, and UI's share of the fund at December 31, 1993 was $9.5 million.

                       Environmental Concerns

     In complying with existing environmental statutes and regulations and further developments in these and other areas of environmental concern, including legislation and studies in the fields of water and air quality (particularly "air toxics", "ozone non-attainment" and "global warming"), hazardous waste handling and disposal, toxic substances, and electric and magnetic fields, the Company may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, and it may incur additional operating expenses.
Litigation expenditures may also increase as a result of scientific investigations, and speculation and debate, concerning the possibility of harmful health effects of electric and magnetic fields. The Company believes that any additional costs incurred for these purposes will be recoverable through the ratemaking process. The total amount of these expenditures is not now determinable.

(N) CHANGE IN METHOD OF ACCOUNTING FOR PROPERTY TAXES

     Effective January 1, 1991, the Company changed its method of accounting for property taxes from accrual over the twelve-month period following assessment date to accrual over the fiscal period of the applicable taxing authority. The effect of the change in accounting was to increase 1991 earnings for common stock by $7.9 million, of which $7.3 million represented the cumulative effect of the change at January 1, 1991, and $.6 million represented an increase in earnings for 1991.

             THE UNITED ILLUMINATING COMPANY

(O) FAIR VALUE OF FINANCIAL INSTRUMENTS (1)

     The estimated fair values of the Company's financial instruments are as follows:

                                             1993                 1992
                                             ----                 ----
                                      Carrying    Fair     Carrying    Fair
                                       Amount     Value     Amount     Value
                                      --------    -----    --------    -----
                                             (000's)             (000's)
Cash and temporary cash investments   $ 48,171  $ 48,171  $105,631   $105,631

Long-term debt (2)(3)                 $768,601  $810,329  $736,290   $786,496

(1) Equity investments were not valued because they were not considered to be material.

(2)  Excludes the $250,000,000 Obligation under the Seabrook Unit
     1 sale/leaseback agreement.

(3) The fair market value of the Company's long-term debt is estimated by brokers based on market conditions at December
     31, 1993 and 1992, respectively.

                THE UNITED ILLUMINATING COMPANY

(P) QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for 1993 and 1992 are set forth below:

                                                            Earnings (Loss)
                  Operating    Operating      Net Income    Per Share of
Quarter           Revenues      Income        (Loss) (2)    Common Stock(1)(2)
- -------           ---------    ---------      ----------    ------------------
                   (000's)      (000's)         (000's)
1993

    First         $161,936      $31,164        $12,586             $ .82
    Second         151,012       29,335         10,374               .66
    Third          189,432       41,358         22,756              1.54
    Fourth         150,643       12,957         (5,235)             (.45)

1992

    First         $176,800      $30,177        $13,722             $ .91
    Second         160,451       30,335         21,575              1.47
    Third          175,877       29,889         16,014              1.07
    Fourth         154,197       17,621          5,457               .31

                                 ------------------

(1)  Based on weighted average number of shares outstanding each quarter.

(2) Earnings per share for the fourth quarter of 1993 include an after-tax charge of $7.8 million or $.56 per share associated with the reorganization of the Company.

                   REPORT OF INDEPENDENT ACCOUNTANTS
                   ---------------------------------



To the Shareowners and Directors of
 The United Illuminating Company:

We have audited the accompanying consolidated balances sheets of The United Illuminating Company as of December 31, 1993, 1992 and 1991, and related consolidated statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The United Illuminating Company as of December 31, 1993, 1992, and 1991, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                 /s/ COOPERS & LYBRAND




Hartford, Connecticut
January 24, 1994

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures.

     Not Applicable


                         PART III

Item 10.  Directors and Executive Officers of the Company.

     The information appearing under the captions "NOMINEES FOR ELECTION AS DIRECTORS" AND "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" in the Company's definitive Proxy Statement, dated April 8, 1994, for the Annual Meeting of the Shareholders to be held on May 18, 1994, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 8, 1994, is incorporated by reference in partial answer to this item. See also "EXECUTIVE OFFICERS OF THE COMPANY", following
Part I, Item 4 herein.

Item 11.  Executive Compensation.

     The information appearing under the captions "EXECUTIVE COMPENSATION," "STOCK OPTION PLAN," "RETIREMENT PLANS,"
"STOCK OPTION EXERCISES IN 1993 AND YEAR-END OPTION VALUES," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" AND "DIRECTOR COMPENSATION" in the Company's definitive Proxy Statement, dated April 8, 1994, for the Annual Meeting of the Shareholders to be held on May 18, 1994, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 8, 1994, is incorporated by reference in answer to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     The information appearing under the captions "PRINCIPAL SHAREHOLDERS" and "STOCK OWNERSHIP OF DIRECTORS AND OFFICERS" in the Company's definitive Proxy Statement, dated April 8, 1994 for the Annual Meeting of the Shareholders to be held on May 18, 1994, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 8, 1994, is incorporated by reference in answer to this item.

Item 13.  Certain Relationships and Related Transactions.

     The information appearing under the caption "NOMINEES FOR ELECTION AS DIRECTORS" in the Company's definitive Proxy Statement, dated April 8, 1994, for the Annual Meeting of the Shareholders to be held on May 18, 1994, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 8, 1994, is incorporated by reference in answer to this item.

                             PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

      (a) The following documents are filed as a part of this report:

      Financial Statements (see Item 8):

         Consolidated statement of income for the years ended December 31, 1993, 1992 and 1991

         Consolidated statement of cash flows for the years ended
         December 31, 1993, 1992 and 1991

         Consolidated balance sheet, December 31, 1993, 1992 and 1991

         Consolidated statement of retained earnings for the years ended December 31, 1993, 1992 and 1991

         Statement of accounting policies

         Notes to consolidated financial statements

         Report of independent accountants


      Financial Statement Schedules (see S-1 through S-5)

         Schedule V - Property, plant and equipment for the years ended December 31, 1993, 1992 and 1991.

         Schedule VI - Accumulated depreciation, depletion and amortization of property, plant and equipment for the years ended December 31, 1993, 1992 and 1991.

         Schedule VIII - Valuation and qualifying accounts for the years ended December 31, 1993, 1992 and 1991.

Exhibits:

     Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, certain of the following listed exhibits which are annexed as exhibits to previous statements and reports filed by the Company are hereby incorporated by reference as exhibits to this report. Such statements and reports are identified by reference numbers as follows:

 (1)  Filed with Annual Report (Form 10-K) for fiscal year ended
      December 31, 1991.

 (2)  Filed with Registration Statement No. 2-45434, effective
      September 25, 1972, and Registration Statement No. 2-45435, effective September 26, 1972.

 (3)  Filed with Registration Statement No. 2-60849, effective July 24, 1978.

 (4)  Filed with Registration Statement No. 2-66518, effective
      February 25, 1980.

 (5)  Filed with Registration Statement No. 2-57275, effective
      October 19, 1976.

 (6)  Filed with Registration Statement No. 2-67998, effective June 19, 1980.

 (7)  Filed with Registration Statement No. 2-72907, effective July 16, 1981.

 (8)  Filed with Post-Effective Amendment No. 1 to Registration
      Statement No. 2-78643, effective August 19, 1982.

 (9)  Filed with Annual Report (Form 10-K) for fiscal year ended
      December  31, 1990.

(10) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 1991.

(11) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 1991.

(12)  Filed with Annual Report (Form 10-K) for fiscal year ended
      December 31, 1992.

(13   Filed with Registration Statement No. 33-40169, effective
      August 12, 1991.

(14)  Filed with Registration Statement No. 33-35465, effective
      August 1, 1990.

(15)  Filed with Registration Statement No. 2-49669, effective
      December 11, 1973.

(16)  Filed with Registration Statement No. 2-54876, effective
      November 19, 1975.

(17)  Filed with Registration Statement No. 2-52657, effective
      February 6, 1975.

(18) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 1992.

(19) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 1990.

     The exhibit number in the statement or report referenced is set forth in the parenthesis following the description of the exhibit. Those of the following exhibits not so identified are filed herewith.

Exhibit
 Table    Exhibit  Reference
Item No.    No.      No.                      Description
- --------  -------  ---------                  -----------

(3)        3.1      (1)     Copy of Charter of The United Illuminating Company,
                             dated December 15, 1965.   (Exhibit 3.1)
(3)        3.2      (2)     Copy of a certificate concerning the creation of a
                             class of Preferred Stock of The United Illuminating Company and the authority of the Board of Directors to issue said Preferred Stock, dated July 13, 1956, and filed with the Secretary of State of
                             Connecticut July 13, 1956.   (Exhibit 3.12)
(3)        3.3      (1)     Copy of Certificate Amending Certificate of
                             Incorporation by Action of Board of Directors, dated November 19, 1962, andfiled with the Secretary of State of Connecticut November 29,
                             1962.   (Exhibit 3.3)
(3)        3.4      (1)     Copy of Certificate Amending Certificate of
                             Incorporation by Action of Board of Directors, dated October 25, 1965, and filed with the Secretary of State of Connecticut November 22,
                             1965.   (Exhibit 3.4)
(3)        3.5      (2)     Copy of Certificate Amending Certificate of
                             Incorporation by Action of Board of Directors
                             and Shareholders, dated June 6, 1967, and filed with the Secretary of State of Connecticut
                             June 6, 1967.   (Exhibit 3.13)
(3)        3.6      (1)     Copy of Certificate Amending Certificate of
                             Incorporation by Action of Board of Directors, dated December 1, 1967, and filed with the Secretary of State of Connecticut December 7,
                             1967.   (Exhibit 3.6)
(3)        3.7      (3)     Copy of Certificate Amending Certificate of
                             Incorporation by Action of Board of Directors
                             and Shareholders, dated April 27, 1971, and
                             filed with the Secretary of State of Connecticut
                             April 29, 1971.   (Exhibit 2.2-14)
(3)        3.8      (1)     Copy of Certificate Amending Certificate of
                             Incorporation by Action of Board of Directors, dated March 29, 1972, and filed with the Secretary of State of Connecticut March 30, 1972.
                             (Exhibit 3.8)
(3)        3.9      (4)     Copy of Certificate Amending Certificate of
                             Incorporation by Action of Board of Directors and Shareholders, dated May 4 1973, and filed with the Secretary of State of Connecticut May 7, 1973. (Exhibit 2.2-17)
(3)        3.10             Copy of Certificate Amending Certificate of
                             Incorporation by Action of Board of Directors, dated July 2, 1973, and filed with the Secretary of State of Connecticut July 2, 1973.
                             (Exhibit 3.10)
(3)        3.11     (5)     Copy of Certificate Amending Certificate of
                             Incorporation by Action of Board of Directors
                             and Shareholders, dated April 26, 1976, and filed with the Secretary of State of Connecticut
                             April 27, 1976.   (Exhibit 2.2-18)
(3)        3.12     (5)     Copy of Certificate Amending Certificate of
                             Incorporation by Action of Board of Directors
                             and Shareholders, dated April 26, 1976, and filed with the Secretary of State of Connecticut
                             April 27, 1976.   (Exhibit 2.2-19)
(3)        3.13     (1)     Copy of Certificate Amending Certificate of
                             Incorporation by Action of Board of Directors, dated October 20, 1976, and filed with the Secretary of State of Connecticut October 21,
                             1976.   (Exhibit 3.13)
(3)        3.14     (1)     Copy of Certificate Amending Certificate of
                             Incorporation by Action of Board of Directors, dated April 4, 1979, and filed with the Secretary of State of Connecticut April 5, 1979.
                             (Exhibit 3.14)
(3)        3.15             Copy of Certificate Amending Certificate of
                             Incorporation by Action of Board of Directors, dated April 29, 1980, and filed with the Secretary of State of Connecticut April 30, 1980.
                             (Exhibit 3.15)

Exhibit
 Table    Exhibit  Reference
Item No.    No.      No.                 Description
- --------  -------  ---------             -----------

(3)        3.16     (6)     Copy of Certificate Amending Certificate of
                             Incorporation by Action of Board of Directors
                             and Shareholders, dated May 20, 1980, and filed with the Secretary of State of Connecticut May 23,
                             1980.   (Exhibit 2.2-20)
(3)        3.17     (7)     Copy of Certificate Amending Certificate of
                             Incorporation by Action of Board of Directors
                             and Shareholders, dated June 12, 1981, and filed with the Secretary of State of Connecticut
                             June 16, 1981.   (Exhibit 1.20)
(3)        3.18     (12)    Copy of Certificate Amending Certificate of
                             Incorporation by Action of Board of Directors, dated July 13, 1981, and filed with the Secretary of State of Connecticut July 14, 1981.
(3)        3.19     (8)     Copy of Certificate Amending Certificate of
                             Incorporation by Action of Board of Directors
                             and Shareholders, dated June 1, 1983, and filed with the Secretary of State of Connecticut
                             June 3, 1983.   (Exhibit 4.31)
(3)        3.20     (9)     Copy of Certificate Amending Certificate of
                             Incorporation by Action of Board of Directors, dated July 24, 1984, and filed with the Secretary of State of Connecticut July 24, 1984.
                             (Exhibit 1)
(3)        3.21     (9)     Copy of Certificate Amending Certificate of
                             Incorporation by Action of Board of Directors, dated August 8, 1984, and filed with the Secretary of State of Connecticut August 9, 1984.
                             (Exhibit 2)
(3)        3.22     (9)     Copy of Certificate Amending or Restating
                             Certificate of Incorporation, filed with the
                             Secretary of State of Connecticut August 1, 1990. (Exhibit 3.22)
(3)        3.23     (10)    Copy of Certificate Amending or Restating
                             Certificate of Incorporation, dated May 9, 1991, and filed with the Secretary of State of Connecticut August 27, 1991. (Exhibit 3.22a)
(3)        3.24a    (3)     Copy of Bylaws of The United Illuminating
                             Company.   (Exhibit 2.3)
(3)        3.24b    (10)    Copy of Article II, Section 2, of Bylaws of The
                             United Illuminating Company, as amended March 26,
                             1990, amending Exhibit 3.24a.   (Exhibit  3.23b)
(3)        3.24c    (11)    Copy of Article V, Section 1, of Bylaws of The
                             United Illuminating Company, as amended April 22,
                             1991, amending Exhibit 3.24a.   (Exhibit 3.23c)
(4)        4.1      (9)     Copy of First Mortgage Indenture and Deed of Trust,
                             dated as of December 1, 1984, between Bridgeport Electric Company and The First National Bank of Boston, Trustee. (Exhibit 4.12)
(4)        4.2      (12)    Copy of First Supplemental Mortgage Indenture,
                             dated as of February 15, 1987, between Bridgeport Electric Company and The First National Bank of Boston, Trustee, amending and supplementing
                             Exhibit 4.1.   (Exhibit 4.2)
(4)        4.3      (12)    Copy of Second Supplemental Mortgage Indenture,
                             dated as of January 14, 1988, between Bridgeport Electric Company and The First National Bank of Boston, Trustee, amending and supplementing Exhibit
                             4.1 and amending Exhibit 4.2.    (Exhibit 4.3)
(4)        4.4              Copy of Third Supplemental Mortgage Indenture,
                             dated as of March 31, 1988 between Bridgeport Electric Company and The First National Bank of Boston, Trustee, amending Exhibit 4.1.
(4)        4.5      (13)    Copy of Indenture, dated as of August 1, 1991,
                             from The United Illuminating Company to The Bank
                             of New York, Trustee.  (Exhibit 4)
(4)        4.6      (14)    Copy of Participation Agreement, dated as of
(10) August 1, 1990, among Financial Leasing Corporation, Meridian Trust Company, The Bank of New York and The United Illuminating Company. (Exhibits 4(a) through 4(h), inclusive, Amendment Nos. 1 and 2).

Exhibit
 Table    Exhibit  Reference
Item No.    No.       No.                    Description
- --------  -------  ---------                 -----------

(10)       10.1      (5)    Copy of Stockholder Agreement, dated as of July 1,
                             1964, among the various stockholders of
                             Connecticut Yankee Atomic Power Company, including
                             The United Illuminating Company.   (Exhibit 5.1-1)
(10)       10.2a     (5)    Copy of Power Contract, dated as of July 1,
                             1964, between Connecticut Yankee Atomic Power Company and The United Illuminating Company. (Exhibit 5.1-2)
(10)       10.2b     (3)    Copy of Supplementary Power Contract, dated as
                             of March 1, 1978, between Connecticut Yankee
                             Atomic Power Company and The United Illuminating Company, supplementing Exhibit 10.2a.
                             (Exhibit 5.1-6)
(10)       10.2c     (1)    Copy of Agreement Amending Supplementary Power
                             Contract, dated August 22, 1980, between
                             Connecticut Yankee Atomic Power Company and The United Illuminating Company, amending
                             Exhibit 10.2b.  (Exhibit 10.2b)
(10)       10.2d    (12)    Copy of Second Amendment of the Supplementary
                             Power Contract, dated as of October 15, 1982, between Connecticut Yankee Atomic Power Company and The United Illuminating Company, amending
                             Exhibit 10.2b.   (Exhibit 10.2d)
(10)       10.2e    (9)     Copy of Second Supplementary Power Contract,
                             dated as of April 30, 1984, between Connecticut Yankee Atomic Power Company and The United Illuminating Company, supplementing
                             Exhibit 10.2a.   (Exhibit 10.2e)
(10)       10.2f    (9)     Copy of Additional Power Contract, dated as of
                             April 30, 1984, between Connecticut Yankee Atomic Power Company and The United Illuminating Company. (Exhibit 10.2f)
(10)       10.3     (5)     Copy of Capital Funds Agreement, dated as of
                             September 1, 1964, between Connecticut Yankee Atomic Power Company and The United Illuminating
                             Company.   (Exhibit 5.1-3)
(10)       10.4a    (5)     Copy of Connecticut Yankee Transmission
                             Agreement, dated as of October 1, 1964, among the various stockholders of Connecticut Yankee Atomic Power Company, including The United Illuminating Company. (Exhibit 5.1-4)
(10)       10.4b    (4)     Copy of Agreement Amending and Revising
                             Connecticut Yankee Transmission Agreement, dated as of July 1, 1979, amending Exhibit 10.4a. (Exhibit 5.1-7)
(10)       10.5     (3)     Copy of Capital Contributions Agreement, dated
                             October 16, 1967, between The United Illuminating Company and Connecticut Yankee Atomic Power
                             Company.   (Exhibit 5.1-5)
(10)       10.6a    (1)     Copy of NEPOOL Power Pool Agreement, dated as
                             of September 1, 1971, as amended to November 1,
                             1988.   (Exhibit 10.6a)
(10)       10.6b    (15)    Copy of Agreement Setting Out Supplemental
                             NEPOOL Understandings, dated as of April 2, 1973. (Exhibit 5.7-10)
(10)       10.6c    (1)     Copy of Amendment to NEPOOL Power Pool Agreement,
                             dated as of March 15, 1989, amending
                             Exhibit 10.6a.   (Exhibit 10.6c)
(10)       10.6d    (1)     Copy of Agreement Amending NEPOOL Power Pool
                             Agreement, dated as of October 1, 1990, amending
                             Exhibit 10.6a.  (Exhibit 10.6d)
(10)       10.6e            Copy of Agreement Amending NEPOOL Power Pool
                             Agreement, dated as of September 15, 1992,
                             amending Exhibit 10.6a.
(10)       10.6f            Copy of Agreement Amending NEPOOL Power Pool
                             Agreement, dated as of June 1, 1993, amending
                             Exhibit 10.6a.
(10)       10.7a    (1)     Copy of Agreement for Joint Ownership,
                             Construction and Operation of New Hampshire
                             Nuclear Units, dated May 1, 1973, as amended to February 1, 1990. (Exhibit 10.7a)
(10)       10.7b    (16)    Copy of Transmission Support Agreement, dated
                             as of May 1, 1973, among the Seabrook Companies. (Exhibit 5.9-2)

Exhibit
 Table    Exhibit  Reference
Item No.    No.       No.                     Description
- --------  -------  ---------                  -----------

(10)       10.7c     (10)   Copy of Twenty-third Amendment to Agreement for
                             Joint Ownership, Construction and Operation of
                             New Hampshire Nuclear Units, dated as of
                             November 1, 1990, amending Exhibit 10.7a.
                             (Exhibit 10.8ab)
(10)       10.8a     (4)    Copy of Sharing Agreement - 1979 Connecticut
                             Nuclear Unit, dated as of September 1, 1973,
                             among The Connecticut Light and Power Company,
                             The Hartford Electric Light Company, Western
                             Massachusetts Electric Company, New England Power Company, The United Illuminating Company, Public Service Company of New Hampshire, Central Vermont Public Service Company, Montaup Electric Company and Fitchburg Gas and Electric Light Company, relating to a nuclear fueled generating unit in Connecticut. (Exhibit 5.8-1)
(10)       10.8b     (17)   Copy of Amendment to Sharing Agreement - 1979
                             Connecticut Nuclear Unit, dated as of August 1,
                             1974, amending Exhibit 10.8a.   (Exhibit 5.9-2)
(10)       10.8c     (5)    Copy of Amendment to Sharing Agreement - 1979
                             Connecticut Nuclear Unit, dated as of December 15, 1975, amending Exhibit 10.8a.
                             (Exhibit 5.8-4, Post-effective Amendment No. 2)
(10)       10.9a     (3)    Copy of Transmission Line Agreement, dated
                             January 13, 1966, between the Trustees of the Property of The New York, New Haven and Hartford Railroad Company and The United Illuminating
                             Company.   (Exhibit 5.4)
(10)       10.9b     (1)    Notice, dated April 24, 1978, of The United
                             Illuminating Company's intention to extend term
                             of Transmission Line Agreement dated January 13,
                             1966, Exhibit 10.9a.   (Exhibit 10.9b)
(10)       10.9c     (1)    Copy of Letter Agreement, dated March 28, 1985,
                             between The United Illuminating Company and
                             National Railroad Passenger Corporation,
                             supplementing and modifying Exhibit 10.9a.
                             (Exhibit 10.9c)
(10)       10.10    (12)    Copy of Agreement, effective May 16, 1992,
                             between The United Illuminating Company and Local 470-1, Utility Workers Union of America, AFL-CIO. (Exhibit 10.10)
(10)       10.11            Copy of Fuel Oil Purchase and Sale Agreement,
                             dated as of October 1, 1993, among Tosco
                             Corporation, The United Illuminating Company and The Connecticut Light and Power Company. (Confidential treatment requested)
(10)       10.12    (12)    Copy of Coal Sales Agreement, dated as of
                             August 1, 1992, between Pittston Coal Sales
                             Corp. and The United Illuminating Company.
                             (Confidential treatment requested)
                             (Exhibit 10.13)
(10)       10.13    (10)    Copy of Fossil Fuel Supply Agreement between
                             BLC Corporation and The United Illuminating
                             Company, dated as of July 1, 1991.
                             (Exhibit 10.31)
(10)       10.14a   (9)     Copy of Lease, dated as of December 1, 1984,
                             between Bridgeport Electric Company as Lessor
                             and The United Illuminating Company as Lessee. (Exhibit 10.22a)
(10)       10.14b   (12)    Copy of Amendment, dated as of February 15,
                             1987, to Lease between Bridgeport Electric
                             Company as Lessor and The United Illuminating Company as Lessee, amending Exhibit 10.16a. (Exhibit 10.16b)
(10)       10.14c   (12)    Copy of Second Amendment to Lease, dated as of
                             December 9, 1987, between Bridgeport Electric Company as Lessor and The United Illuminating Company as Lessee, amending Exhibit 10.16a. (Exhibit 10.16c)
(10)       10.14d   (12)    Copy of Third Amendment to Lease, dated as of
                             January 14, 1988, between Bridgeport Electric Company as Lessor and The United Illuminating Company as Lessee, amending Exhibit 10.16a. (Exhibit 10.16d)

Exhibit
 Table    Exhibit  Reference
Item No.    No.       No.                     Description
- --------  -------  ---------                  -----------

(10)       10.15a    (12)   Copy of Revolving Credit Agreement, dated as of
                             January 25, 1993, among The United Illuminating Company, the Banks named therein, and Citibank,
                             N.A., as Agent for the Banks.   (Exhibit 10.19)
(10)       10.15b           Copy of letter, dated January 27, 1994, from
                             Citibank, N.A., extending the expiration date of
                             Exhibit 10.15a to January 19, 1995.
(10)       10.16a*   (12)   Copy of Employment Agreement, dated as of January 1,
                             1988, between The United Illuminating Company and Richard J. Grossi. (Exhibit 10.22a)
(10)       10.16b*   (19)   Copy of Amendment to Employment Agreement, dated
                             as of July 23, 1990, between The United
                             Illuminating Company and Richard J. Grossi,
                             amending Exhibit 10.22a.  (Exhibit 10.26a)
(10)       10.17a*   (12)   Copy of Employment Agreement, dated as of
                             January 1, 1988, between The United Illuminating Company and Robert L. Fiscus. (Exhibit 10.23a)
(10)       10.17b*   (19)   Copy of Amendment to Employment Agreement, dated
                             as of July 23, 1990, between The United
                             Illuminating Company and Robert L. Fiscus,
                             amending Exhibit 10.23a.  (Exhibit 10.27a)
(10)       10.18a*   (12)   Copy of Employment Agreement, dated as of
                             January 1, 1988, between The United Illuminating Company and James F. Crowe. (Exhibit 10.24a)
(10)       10.18b*   (19)   Copy of Amendment to Employment Agreement, dated
                             as of July 23, 1990, between The United
                             Illuminating Company and James F. Crowe,
                             amending Exhibit 10.24a.   (Exhibit 10.28a)
(10)       10.19*    (1)    Copy of Executive Incentive Compensation Program
                             of The United Illuminating Company.
                             (Exhibit 10.24)
(10)       10.21a*   (19)   Copy of The United Illuminating Company 1990
                             Stock Option Plan.   (Exhibit 10.33)
(10)       10.21b           Amendments to The United Illuminating Company 1990
                             Stock Option Plan, adopted November 22, 1993 and January 24, 1994.
(21)       21               List of subsidiaries of The United Illuminating
                             Company.
(28)       28.1      (12)   Copies of significant rate schedules of The
                             United Illuminating Company.  (Exhibit 28.1)


- -----------------------
*Management contract or compensatory plan or arrangement.

     The foregoing list of exhibits does not include instruments defining the rights of the holders of certain long-term debt of the Company and its subsidiaries where the total amount of securities authorized to be issued under the instrument does not exceed ten (10%) of the total assets of the Company and its subsidiaries on a consolidated basis; and the Company hereby agrees to furnish a copy of each such instrument to the Securities and Exchange Commission on request.

(b)  Reports on Form 8-K.

Items          Financial Statements               Date of
Reported            Filed                         Report
- --------       --------------------               -------

  5               None                      December 22, 1993

                  CONSENT OF INDEPENDENT ACCOUNTANTS
                  ----------------------------------




We consent to the incorporation by reference in the Registration Statement of The United Illuminating Company on Form S-3 (File No. 33-50221) and the Registration Statement on Form S-3 (File No. 33-50445) of our report, dated January 24, 1994, on our audits of the consolidated financial statements and financial statement schedules of The United Illuminating Company as of December 31, 1993, 1992 and 1991 and for the years then ended, which report is included in this Annual Report on Form 10-K.



                                   /s/ COOPERS & LYBRAND



Hartford, Connecticut
February 15, 1994

                          SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE UNITED ILLUMINATING COMPANY


                                 By   /s/ Richard J. Grossi
                                   ------------------------------
                                          Richard J. Grossi
                                     Chairman of the Board of Directors
                                       and Chief Executive Officer

Date:  February 18, 1994
       -----------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                          Title                       Date
    ---------                          -----                       ----
                                Director, Chairman of the
                                Board of Directors and
/s/ Richard J. Grossi           Chief Executive Officer     February 18, 1994
- ---------------------
 (Richard J. Grossi)
(Principal Executive Officer)

                                Director, President and
 /s/ Robert L. Fiscus           Chief Financial Officer     February 18, 1994
- ---------------------
 (Robert L. Fiscus)
(Principal Financial and
 Accounting Officer)


 /s/ John D. Fassett            Director                    February 18, 1994
- --------------------
 (John D. Fassett)


 /s/ Leland W. Miles            Director                    February 18, 1994
- --------------------
 (Leland W. Miles)


 /s/ William S. Warner          Director                    February 18, 1994
- ----------------------
 (William S. Warner)


 /s/ John F. Croweak            Director                    February 18, 1994
- --------------------
 (John F. Croweak)


 /s/ F. Patrick McFadden, Jr.   Director                    February 18, 1994
- -----------------------------
 (F. Patrick McFadden, Jr.)


 /s/ J. Hugh Devlin             Director                    February 18, 1994
- -------------------
 (J. Hugh Devlin)


 /s/ Betsy Henley-Cohn          Director                    February 18, 1994
- ----------------------
 (Betsy Henley-Cohn)


                                Director                    February   , 1994
- ------------------------
 (Frank R. O'Keefe, Jr.)


 /s/ James A. Thomas            Director                    February 18, 1994
- ----------------------
 (James A. Thomas)


 /s/ David E.A. Carson          Director                    February 18, 1994
- ----------------------
 (David E.A. Carson)

                                                                                   Schedule V
                                                                                  Property, Plant
                                                                                  and Equipment
                                     THE UNITED ILLUMINATING COMPANY
                                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                    For the Year Ended December 31, 1993
                                          (Thousands of Dollars)
             Col. A                      Col. B       Col. C       Col. D       Col. E        Col. F
           ----------                   --------     --------     --------     --------      --------
                                                                                 Other
                                       Balance at                               Changes     Balance at
                                        Beginning    Additions                    Add         End of
         Classification                 of Period     at Cost    Retirements   (Deduct)       Period
        ----------------               -----------   ---------   -----------   ---------     --------
UTILITY PLANT, at original cost:
  ELECTRIC PLANT IN SERVICE:
    Production Plant:
      Steam                              $323,658      $12,517         $333          $33      $335,875
      Nuclear                             757,744        9,652          960        -           766,436
      Jet Turbine                           1,845        -            -            -             1,845
                                       -----------  -----------  -----------  -----------   -----------
      Total Production Plant            1,083,247       22,169        1,293           33     1,104,156
    Transmission Plant                    126,211        8,791          660       (5,156)      129,186
    Distribution Plant                    319,409       17,664        8,011        5,189       334,251
    General Plant                          42,065        1,357        2,373          (40)       41,009
    Intangible Plant                       34,318       18,001        -            -            52,319
                                       -----------  -----------  -----------  -----------   -----------
      Total Electric Plant in Service   1,605,250       67,982       12,337           26     1,660,921
ELECTRIC PLANT HELD FOR
   FUTURE USE                              26,537        2,739            3          (52)       29,221
CONSTRUCTION WORK IN
   PROGRESS                                59,809       17,586        -            -            77,395
NUCLEAR FUEL OWNED AND
   LEASED                                  52,144       10,063        -          (21,922)(1)    40,285
                                       -----------  -----------  -----------  -----------   -----------
TOTAL UTILITY PLANT,
  at original cost                     $1,743,740       98,370      $12,340     ($21,948)   $1,807,822
                                       ===========               ===========  ===========   ===========

NONUTILITY PROPERTY, at cost              $20,337          440      $11,392        -            $9,385
                                       ===========  -----------  ===========  ===========   ===========

GROSS PROPERTY ADDITIONS                               $98,810
                                                    ===========
- --------------------

NOTES:

    (1) Represents nuclear fuel consumed at Millstone Unit 3 and Seabrook Unit 1.

                                                                                    Schedule V
                                                                                  Property, Plant
                                                                                  and Equipment
                                     THE UNITED ILLUMINATING COMPANY
                                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                    For the Year Ended December 31, 1992
                                          (Thousands of Dollars)
             Col. A                      Col. B       Col. C       Col. D       Col. E        Col. F
           ----------                   --------     --------     --------     --------      --------
                                                                                 Other
                                       Balance at                               Changes     Balance at
                                        Beginning    Additions                    Add         End of
         Classification                 of Period     at Cost    Retirements   (Deduct)       Period
        ----------------               -----------   ---------   -----------   ---------     --------
UTILITY PLANT, at original cost:
  ELECTRIC PLANT IN SERVICE:
    Production Plant:
      Steam                              $344,710       $2,982         $806     ($23,228)(1)  $323,658
      Nuclear                             757,311          433        -            -           757,744
      Jet Turbine                           1,730          115        -            -             1,845
                                       -----------  -----------  -----------  -----------   -----------
      Total Production Plant            1,103,751        3,530          806      (23,228)    1,083,247
    Transmission Plant                    108,837       18,215          848            7       126,211
    Distribution Plant                    304,774       21,236        6,263         (338)      319,409
    General Plant                          49,767        1,221        8,365         (558)       42,065
    Intangible Plant                       22,078       12,240        -            -            34,318
                                       -----------  -----------  -----------  -----------   -----------
      Total Electric Plant in Service   1,589,207       56,442       16,282      (24,117)    1,605,250
ELECTRIC PLANT HELD FOR
   FUTURE USE                               2,208        1,090        -           23,239 (1)    26,537
CONSTRUCTION WORK IN
   PROGRESS                                54,771        5,038        -            -            59,809
NUCLEAR FUEL OWNED AND
   LEASED                                  65,450        6,921        -          (20,227)(2)    52,144
                                       -----------  -----------  -----------  -----------   -----------
TOTAL UTILITY PLANT,
  at original cost                     $1,711,636       69,491      $16,282     ($21,105)   $1,743,740
                                       ===========               ===========  ===========   ===========

NONUTILITY PROPERTY, at cost              $20,206          131       $ -          $ -          $20,337
                                       ===========  -----------  ===========  ===========   ===========

GROSS PROPERTY ADDITIONS                               $69,622
                                                    ===========

- --------------------

NOTES:
(1) Represents a transfer of English Station from Plant in Service to Electric Plant Held for Future Use.

(2) Represents nuclear fuel consumed at Millstone Unit 3 and Seabrook Unit 1.

                                                                                    Schedule V
                                                                                  Property, Plant
                                                                                  and Equipment
                                     THE UNITED ILLUMINATING COMPANY
                                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                   For the Year Ended December 31, 1991
                                         (Thousands of Dollars)
             Col. A                      Col. B       Col. C       Col. D       Col. E        Col. F
           ----------                   --------     --------     --------     --------      --------
                                                                                 Other
                                       Balance at                               Changes     Balance at
                                        Beginning    Additions                    Add         End of
         Classification                 of Period     at Cost    Retirements   (Deduct)       Period
        ----------------               -----------   ---------   -----------   ---------     --------
UTILITY PLANT, at original cost:
  ELECTRIC PLANT IN SERVICE:
    Production Plant:
      Steam                              $343,935       $1,356         $603          $22      $344,710
      Nuclear                             763,745        1,589          (41)      (8,064)      757,311
      Jet Turbine                           1,730        -            -            -             1,730
                                       -----------  -----------  -----------  -----------   -----------

      Total Production Plant            1,109,410        2,945          562       (8,042)    1,103,751
    Transmission Plant                     88,709       19,260          344        1,212       108,837
    Distribution Plant                    291,988       19,319        4,871       (1,662)      304,774
    General Plant                          43,731         (385)       1,058        7,479        49,767
    Intangible Plant                        7,046       14,146        -              886        22,078
                                       -----------  -----------  -----------  -----------   -----------
      Total Electric Plant in Service   1,540,884       55,285        6,835         (127)    1,589,207
ELECTRIC PLANT HELD FOR
   FUTURE USE - LAND                          848        1,360        -            -             2,208
CONSTRUCTION WORK IN
   PROGRESS                                50,257        4,514        -            -            54,771
NUCLEAR FUEL OWNED AND
   LEASED                                  77,850        6,972        -          (19,372)(1)    65,450
                                       -----------  -----------  -----------  -----------   -----------
TOTAL UTILITY PLANT,
  at original cost                     $1,669,839       68,131       $6,835     ($19,499)   $1,711,636
                                       ===========               ===========  ===========   ===========

NONUTILITY PROPERTY, at cost              $19,988          216       $ -              $2       $20,206
                                       ===========  -----------  ===========  ===========   ===========

GROSS PROPERTY ADDITIONS                               $68,347
                                                    ===========

- --------------------

NOTES:
(1) Represents nuclear fuel consumed at Millstone Unit 3 and Seabrook Unit 1.

                                                                                    Schedule VI
                                                                                    Accumulated
                                                                                    Depreciation
                              THE UNITED ILLUMINATING COMPANY
                   SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                        AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                    For the Years Ended December 31, 1993, 1992 and 1991
                                    (Thousands of Dollars)
             Col. A                      Col. B       Col. C       Col. D       Col. E        Col. F
           ----------                   --------     --------     --------     --------      --------
                                                     Additions                   Other
                                       Balance at   Charged to                  Changes     Balance at
                                        Beginning    Costs and                    Add         End of
         Classification                 of Period    Expenses    Retirements   (Deduct)       Period
        ----------------               -----------   ---------   -----------   ---------     --------
Accumulated depreciation,
  utility plant:
                            1993         $407,729      $52,077 (A)  $12,340        ($750)(D)  $446,716
                            1992          371,544       49,369 (B)   16,282        3,098 (D)   407,729
                            1991          332,559       47,167 (C)    6,866       (1,316)(D)   371,544

Accumulated depreciation,
  nonutility plant:
                            1993           17,813            1       11,392        -             6,422
                            1992           17,813        -            -            -            17,813
                            1991           17,813        -            -            -            17,813


- --------------------

NOTES:

(A) Excludes $1,075 of amortization of costs for Steel Point Station, $1,516 of amortization of economic development costs, $1,616 of decommissioning costs applicable to Millstone Unit 3 and Seabrook Unit 1 and $3 depreciation expense billed by lead owners (Unit 3).
(B) Excludes decommissioning costs of $1,334 applicable to Millstone Unit 3 and Seabrook Unit 1 and $3 depreciation expense billed by lead owners (Unit 3).
(C) Excludes decommissioning costs of $1,011 applicable to Millstone Unit 3 and Seabrook Unit 1 and $3 depreciation expense billed by lead owners (Unit 3).

                                                       1993         1992         1991
(D) Represents:                                       ------       ------       ------
      Government reimbursements in connection
        with relocation of plant in service               $184         $395         ($13)
      Net salvage (cost of removal)                       (934)       2,703       (1,303)
                                                    -----------  -----------  -----------
                                                         ($750)      $3,098      ($1,316)
                                                    ===========  ===========  ===========

                                                                                    Schedule VIII
                                                                                    Valuation and
                                                                                  Qualifying Accounts
                                             THE UNITED ILLUMINATING COMPANY
                                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 For the Years Ended December 31, 1993, 1992 and 1991
                                                   (Thousands of Dollars)
             Col. A                      Col. B             Col. C              Col. D        Col. E
           ----------                   --------           --------            --------      --------
                                                           Additions
                                                    ------------------------
                                       Balance at   Charged to     Charged                  Balance at
                                        Beginning    Costs and    to Other                    End of
         Classification                 of Period    Expenses     Accounts    Deductions      Period
        ----------------                ---------    ---------    ---------   -----------    --------
RESERVE DEDUCTION FROM
  ASSET TO WHICH IT APPLIES:
    Reserve for uncollectible
      accounts:
                            1993           $3,900       $8,971        -         $8,171 (A)    $4,700
                            1992            3,200        8,741        -          8,041 (A)     3,900
                            1991            3,100        7,160        -          7,060 (A)     3,200



- --------------------

NOTE:
   (A)  Accounts written off, less recoveries.


                                EXHIBIT INDEX



(a)  Exhibits

     Exhibit
     Table Item    Exhibit
     Number        Number           Description                    Page No.
     ----------    -------          -----------                    --------

       (4)         4.4     Copy of Third Supplemental Mortgage
                           Indenture, dated as of March 31, 1988
                           between Bridgeport Electric Company and
                           The First National Bank of Boston,
                           Trustee, amending Exhibit 4.1.

       (10)        10.6e   Copy of Agreement Amending NEPOOL Power
                           Pool Agreement, dated as of September 15,
                           1992, amending Exhibit 10.6a.

       (10)        10.6f   Copy of Agreement Amending NEPOOL Power
                           Pool Agreement, dated as of June 1, 1993, amending Exhibit 10.6a.

       (10)        10.11   Copy of Fuel Oil Purchase and Sale
                           Agreement, dated as of October 1, 1993,
                           among Tosco Corporation, The United
                           Illuminating Company and The Connecticut
                           Light and Power Company.  (Confidential
                           treatment requested)

       (10)        10.15b  Copy of letter, dated January 27, 1994,
                           from Citibank, N.A., extending the
                           expiration date of Exhibit 10.15a
                           to January 19, 1995.

       (10)        10.21b  Amendments to The United Illuminating
                           Company 1990 Stock Option Plan, adopted
                           November 22,1993 and January 24, 1994.

       (21)        21      List of subsidiaries of The United
                           Illuminating Company.