Form 10-Q
period 1994-03-31
UNITED ILLUMINATING CO
filed 1994-05-13
CIK 101265

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDING MARCH 31, 1994

                                 OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________  to ___________

Commission file number 1-6788

                     THE UNITED ILLUMINATING COMPANY

         (Exact name of registrant as specified in its charter)

   Connecticut                                 06-0571640
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

157 Church Street, New Haven, Connecticut               06506
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  203-499-2000

                               None
(Former name, former address and former fiscal year, if changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X        No
                             -----         ------
     The number of shares outstanding of the issuer's only class of common stock, as of April 30, 1994, was 14,084,291.

                                      INDEX

                         Part I.  FINANCIAL INFORMATION
                                                                          Page
                                                                         Number
                                                                         ------
Item 1. Financial Statements.                                              3

        Consolidated Statement of Income for the three
          months ended March 31, 1994 and 1993.                            3
        Consolidated Balance Sheet as of March 31, 1994 and
          December 31, 1993.                                               4
        Consolidated Statement of Cash Flows for the three months
          ended March 31, 1994 and 1993.                                   6

        Notes to Consolidated Financial Statements.                        7
           -   Statement of Accounting Policies                            7
           -   Capitalization                                              8
           -   Accounting for Phase-in Plan                                8
           -   Income Taxes                                                9
           -   Short-term Credit Arrangements                             10
           -   Supplementary Information                                  11
           -   Pension and Other Post-Employment Benefits                 12
           -   Fuel Financing Obligations and Other Lease Obligations     12
           -   Commitments and Contingencies                              12
               - Capital Expenditure Program                              12
               - Seabrook                                                 12
               - Nuclear Insurance Contingencies                          13
               - Other Commitments and Contingencies                      14
                 - Hydro-Quebec                                           14
                 - Reorganization Charge                                  14
                 - Site Remediation Costs                                 14
                 - Property Taxes                                         14
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning    15

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                             16

          - Major Influences on Financial Condition                       16
          - Capital Expenditure Program                                   17
          - Liquidity and Capital Resources                               18
          - Results of Operations                                         20
          - Outlook                                                       21

                          Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                               22

Item 6.  Exhibits and Reports on Form 8-K.                                22

         SIGNATURES                                                       23

                               PART I:  FINANCIAL INFORMATION
                               ITEM I:  FINANCIAL STATEMENTS
                              THE UNITED ILLUMINATING COMPANY
                              CONSOLIDATED STATEMENT OF INCOME
                            (Thousands except per share amounts)
                                         (Unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                           1994        1993
                                                           ----        ----
Operating Revenues (Note G)                             $167,579    $161,936
                                                         -------     -------
Operating Expenses
 Operation
   Fuel and energy                                        38,275      36,965
   Capacity purchased                                     11,576      10,204
   Other                                                  36,352      35,845
 Maintenance                                               7,543       6,523
 Depreciation                                             14,473      13,763
 Amortization of cancelled nuclear project                   293         293
 Amortization of deferred fossil fuel costs                 -            152
 Income taxes (Note E)                                    11,098      11,310
 Other taxes (Note G)                                     15,343      15,717
                                                         -------     -------
      Total                                              134,953     130,772
                                                         -------     -------
Operating Income                                          32,626      31,164
                                                         -------     -------
Other Income and (Deductions)
 Allowance for equity funds used during construction         294         213
 Deferred return - Seabrook Unit 1                          -          1,874
 Other-net (Note G)                                          201         388
 Non-operating income taxes                                  645       2,094
                                                         -------     -------
       Total                                               1,140       4,569
                                                         -------     -------
Income Before Interest Charges                            33,766      35,733
                                                         -------     -------
Interest Charges
 Interest on long-term debt                               18,875      20,404
 Other interest (Note G)                                   2,321       3,353
 Allowance for borrowed funds used during construction      (662)       (610)
                                                         -------     -------
       Net Interest Charges                               20,534      23,147
                                                         -------     -------
Income Before Cumulative Effect of Accounting Change      13,232      12,586
                                                         -------     -------
 Cumulative effect for years prior to 1994 of accounting
  change for postemployment benefits
  (net of income taxes of $956)(Note H)                   (1,294)       -
                                                         -------     -------
Net Income                                                11,938      12,586
Dividends on Preferred Stock                               1,080       1,080
                                                         -------     -------
Income Applicable to Common Stock                        $10,858     $11,506
                                                         =======     =======

Average Number of Common Shares Outstanding               14,084      14,043

Earnings per share of Common Stock before
 cumulative effect of accounting change                    $0.86       $0.82
  Cumulative effect for years prior to 1994 of accounting
   change for postemployment benefits                      (0.09)       -
                                                         -------     -------
Earnings per share of Common Stock                         $0.77       $0.82
                                                         =======     =======

Cash Dividends Declared per share of Common Stock          $0.69      $0.665

              The accompanying Notes to Consolidated Financial
        Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                            CONSOLIDATED BALANCE SHEET

                                      ASSETS
                              (Thousands of Dollars)
                                                     March 31,   December 31,
                                                       1994         1993*
                                                       ----         ----
                                                    (Unaudited)
Utility Plant at Original Cost
 In service                                          $1,705,403   $1,690,142
 Less, accumulated provision for depreciation           459,484      446,716
                                                     ----------   ----------
                                                      1,245,919    1,243,426

Construction work in progress                            53,884       77,395
Nuclear fuel                                             36,047       40,285
                                                     ----------   ----------
  Net Utility Plant                                   1,335,850    1,361,106
                                                     ----------   ----------
Other Property and Investments                           18,234       17,811
                                                     ----------   ----------
Current Assets
 Cash and temporary cash investments                     21,049       48,171
 Accounts receivable
  Customers, less allowance for doubtful
   accounts of $4,600 and $4,700                         67,025       62,703
  Other                                                  28,762       28,160
 Accrued utility revenues                                21,808       22,765
 Fuel, materials and supplies, at average cost           23,294       21,178
 Prepayments                                             17,390        4,963
 Other                                                       55           41
                                                     ----------   ----------
   Total                                                179,383      187,981
                                                     ----------   ----------
Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
 Income taxes due principally to book-tax
  differences (Note A)                                  407,640      408,272
 Deferred return - Seabrook Unit 1                       62,929       62,929
 Unamortized cancelled nuclear projects                  26,671       26,964
 Unamortized redemption costs                            30,917       32,573
 Sales adjustment revenues                                9,835       13,113
 Uranium enrichment decommissioning cost                  1,572        1,600
 Deferred fossil fuel costs                                 198          198
 Unamortized debt issuance expenses                       6,380        6,631
 Other                                                   14,741       15,114
                                                     ----------   ----------
   Total                                                560,883      567,394
                                                     ----------   ----------

                                                     $2,094,350   $2,134,292
                                                     ==========   ==========
*Derived from audited financial statements

             The accompanying Notes to Consolidated Financial
        Statements are an integral part of the financial statements.

                          THE UNITED ILLUMINATING COMPANY
                            CONSOLIDATED BALANCE SHEET

                          CAPITALIZATION AND LIABILITIES
                              (Thousands of Dollars)
                                                     March 31,   December 31,
                                                       1994          1993*
                                                       ----          ----
                                                    (Unaudited)
Capitalization (Note B)
 Common stock equity
  Common stock                                       $284,059      $284,028
  Paid-in capital                                         736           734
  Capital stock expense                                (3,163)       (3,163)
  Retained earnings                                   142,865       141,725
                                                   ----------    ----------
                                                      424,497       423,324
 Preferred stock                                       60,945        60,945
 Long-term debt                                       759,171       875,268
                                                   ----------    ----------
   Total                                            1,244,613     1,359,537
                                                   ----------    ----------
Noncurrent Liabilities
 Obligations under capital leases                         887        19,871
 Uranium enrichment decommissioning reserve             1,486         1,486
 Nuclear decommissioning obligation                     6,078         5,606
 Other                                                  2,306         2,156
                                                   ----------    ----------
   Total                                               10,757        29,119
                                                   ----------    ----------
Current Liabilities
 Current portion of long-term debt                    199,133       143,333
 Notes payable                                         42,500          -
 Accounts payable                                      36,959        49,424
 Dividends payable                                     10,798        10,445
 Taxes accrued                                         15,953         6,851
 Pensions accrued                                      34,673        33,547
 Interest accrued                                      19,775        21,972
 Obligations under capital leases                       1,808         1,838
 Other accrued liabilities                             28,805        26,813
                                                   ----------    ----------
   Total                                              390,404       294,223
                                                   ----------    ----------

Customers' Advances for Construction                    2,663         2,667
                                                   ----------    ----------
Regulatory Liabilities (future amounts owed to
                       customers through the
                       ratemaking process)
 Accumulated deferred investment tax credits           19,243        19,433
 Deferred gain on sale of utility plant                 1,716         2,070
 Other                                                  1,834         1,837
                                                   ----------    ----------
   Total                                               22,793        23,340
                                                   ----------    ----------

Deferred Income Taxes (future tax liabilities owed
                       to taxing authorities)         423,120       425,406

Commitments and Contingencies                            -             -
                                                   ----------    ----------

                                                   $2,094,350    $2,134,292
                                                   ==========    ==========
*Derived from audited financial statements

            The accompanying Notes to Consolidated Financial
         Statements are an integral part of the financial statements.

                      THE UNITED ILLUMINATING COMPANY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Thousands of Dollars)
                                 (Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                         1994         1993
                                                         ----         ----
Cash Flows From Operating Activities
 Net Income                                            $11,938       $12,586
                                                       -------       -------
 Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                       16,486        16,151
    Deferred income taxes                                 (699)        1,016
    Deferred investment tax credits - net                 (190)         (190)
    Amortization of nuclear fuel                         4,373         5,660
    Cumulative effect for years prior to 1994 of
      accounting change for postemployment benefits-net  1,294          -
    Allowance for funds used during construction          (956)         (823)
    Deferred return - Seabrook Unit 1                     -           (1,874)
    Sales adjustment revenue                             3,278         1,917
    Changes in:
       Accounts receivable - net                        (4,924)        2,130
       Fuel, materials and supplies                     (2,116)       (2,104)
       Prepayments                                     (12,427)       (6,163)
       Accounts payable                                (12,465)      (27,501)
       Interest accrued                                 (2,197)       (2,946)
       Taxes accrued                                     9,102         8,018
       Other assets and liabilities                      3,260         6,772
                                                       -------       -------
    Total Adjustments                                    1,819            63
                                                       -------       -------
Net Cash provided by Operating Activities               13,757        12,649
                                                       -------       -------
Cash Flows from Financing Activities
 Common stock                                               33           661
 Notes payable                                          42,500         6,073
 Securities retired and redeemed, including premiums:
 Long-term debt                                        (60,333)      (62,833)
 Lease obligations                                        (566)         (570)
 Dividends
   Preferred stock                                      (1,080)       (1,080)
   Common stock                                         (9,365)       (8,936)
                                                       -------       -------
Net Cash used in Financing Activities                  (28,811)      (66,685)
                                                       -------       -------

Cash Flows from Investing Activities
  Plant expenditures, including nuclear fuel           (12,068)      (10,862)
  Investment in debt securities                           -           94,529
                                                       -------       -------
Net Cash provided by (used in) Investing Activities    (12,068)       83,667
                                                       -------       -------

Cash and Temporary Cash Investments:
Net change for the period                              (27,122)       29,631
Balance at beginning of period                          48,171        11,102
                                                       -------       -------
Balance at end of period                               $21,049       $40,733
                                                       =======       =======

Cash paid during the period for:
 Interest (net of amount capitalized)                  $20,968       $22,244
                                                       =======       =======
 Income taxes                                           $2,000          $750
                                                       =======       =======

              The accompanying Notes to Consolidated Financial
         Statements are an integral part of the financial statements.

               THE UNITED ILLUMINATING COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        (Unaudited)

     The consolidated financial statements of the Company and its wholly-owned subsidiaries, Bridgeport Electric Company, United Resources, Inc., Research Center, Inc. and United Energy International, Inc., have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 1993. Such notes are supplemented as follows:

(A)  STATEMENT OF ACCOUNTING POLICIES

Reclassification of Previously Reported Amounts

     Certain amounts previously reported have been reclassified to conform with current year presentations.

Allowance for Funds Used During Construction (AFUDC)

     The AFUDC rate applied in the first three months of 1994 and 1993 was 8.75% on a before-tax basis.

Cash and Cash Equivalents

     For cash flow purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Pension and Other Post-Employment Benefits

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Post-Employment Benefits." This statement establishes accounting standards for employers who provide benefits, such as unemployment compensation, severance benefits and disability benefits to former or inactive employees after employment but before retirement and requires recognition of the obligation for these benefits. The effect of adopting this statement is reported as a change in accounting principle and decreased first quarter 1994 earnings for common stock by $1.3 million or $.09 per share.

Nuclear Decommissioning Trusts

     External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $417,000 and $404,000 in the first quarter of 1994 and 1993, respectively, into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At March 31, 1994, the Company's share of the trust fund balances, which included accumulated earnings on the funds, were $4.1 million and $2.0 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

           THE UNITED ILLUMINATING COMPANY

(B)  CAPITALIZATION

     (a) Common Stock

     The number of shares outstanding of the Company's common stock, no par value, at March 31, 1994 was 14,084,291.

     In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. On June 5, 1991, the DPUC approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 211,200 shares of stock at an exercise price of $30.75 per share, 2,800 shares of stock at an exercise price of $28.3125 per share, 1,800 shares of stock at an exercise price of $31.1875 per share, 4,000 shares of stock at an exercise price of $35.625 per share, 36,200 shares of stock at an exercise price of $39.5625 per share and 5,000 shares of stock at an exercise price of $42.375 per share have been granted by the Board of Directors and remain outstanding at March 31, 1994. Options to purchase 1,000 shares of stock at an exercise price of $30.75 per share were exercised during the first quarter of 1994.

     (b) Retained Earnings Restriction

     The indenture under which the Company's Medium-Term Notes and Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $83.7 million were free from such limitations at March 31, 1994.

     (c) Preferred and Preference Stock

     On April 15, 1994, the Company redeemed all of the 600,000 outstanding shares of its 8.80% Preferred Stock, 1976 Series, at $25.25 per share plus accrued dividends.

     (d) Long-term Debt

     In January 1994, the Company repaid $60 million principal amount of maturing 10.32% First Mortgage Bonds of the Company's wholly-owned subsidiary, Bridgeport Electric Company, and a $5 million 13.1% term loan. These repayments were made with a portion of the net proceeds from the issuance and sale, in December 1993, of $100 million five-year and one month Notes at a coupon rate of 6.20%.

(D)  ACCOUNTING FOR PHASE-IN PLAN

     The Company has been phasing into rate base its allowable investment in Seabrook Unit 1, amounting to $640 million, since January 1, 1990. In conjunction with this phase-in plan, the Company has been allowed to record a deferred return on the portion of allowable investment excluded from rate base during the phase-in period. The accumulated deferred return has been added to rate base each year since January 1, 1991 in the same proportion as the phase-in installment for that year has borne to the portion of the $640 million remaining to be phased-in. On January 1, 1994, the Company phased into rate base the remaining $74.5 million of allowable investment, plus the remaining $28.2 million of accumulated deferred return. At December 31, 1993, the Company had recorded $62.9 million of accumulated deferred return and no additional deferred return on Seabrook Unit 1 will be recognized in income during 1994. The Company will recover the accumulated deferred return over a five-year period commencing January 1, 1995.

                   THE UNITED ILLUMINATING COMPANY

(E) INCOME TAXES

                                                        Three Months Ended
                                                             March 31,
                                                        1994         1993
                                                        ----         ----
                                                             (000's)
Income tax expense consists of:

Income tax provisions:
  Current
          Federal                                      $ 8,373     $ 6,281
          State                                          2,969       2,109
                                                        ------      ------
            Total current                               11,342       8,390
                                                        ------      ------
  Deferred
          Federal                                           71       2,184
          State                                         (1,726)     (1,168)
                                                        ------      ------
            Total deferred                              (1,655)      1,016
                                                        ------      ------
Investment tax credits                                    (190)       (190)
                                                        ------      ------

   Total income tax expense                            $ 9,497     $ 9,216
                                                       =======     =======

Income tax components charged as follows:
 Operating expenses                                    $11,098     $11,310
 Other income and deductions - net                        (645)     (2,094)
 Cumulative effect of change in accounting
   for postemployment benefits                            (956)       -
                                                       -------     -------

   Total income tax expense                            $ 9,497     $ 9,216
                                                       =======     =======

The following table details the components
 of the deferred income taxes:
    Accelerated depreciation                           $ 2,898     $ 3,509
    Tax depreciation on unrecoverable plant investment   2,042       2,010
    Conservation & load management                         691         800
    Deferred fossil fuel costs                            -           (300)
    Seabrook sale/leaseback transaction                 (2,682)     (2,621)
    Premiums on BEC bond redemption                       (428)       (622)
    Sales adjustment revenues                           (1,388)       (812)
    Pension benefits                                      (548)       (399)
    Postretirement benefits                               (416)       (551)
    Postemployment benefits                               (956)        -
    Other - net                                           (868)          2
                                                        ------      ------
      Deferred income taxes - net                      $(1,655)    $ 1,016
                                                        ======      ======

           THE UNITED ILLUMINATING COMPANY

(F) SHORT-TERM CREDIT ARRANGEMENTS

     The Company has a revolving credit agreement with a group of banks, which currently extends to January 19, 1995. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, by the certificate of deposit market in New York, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of March 31, 1994, the Company had $42.5 million in short-term borrowings outstanding under this facility.

     The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity acquires and stores natural gas, coal and fuel oil for sale to the Company, and the Company purchases these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liability, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to May 1995. At March 31, 1994, approximately $15.7 million of fossil fuel purchases were being financed under this agreement.

           THE UNITED ILLUMINATING COMPANY

(G)  SUPPLEMENTARY INFORMATION

                                                         Three Months Ended
                                                              March 31,
                                                         1994          1993
                                                         ----          ----
                                                               (000's)
Operating Revenues
- - ------------------
   Retail - Base rates                                 $153,275     $147,336
   Wholesale - capacity                                   1,835        1,389
             - energy                                    11,778       12,198
   Other                                                    691        1,013
                                                       --------     --------
      Total Operating Revenues                         $167,579     $161,936
                                                       ========     ========
Other Income and (Deductions) - net
- - -----------------------------------

   Interest and dividend income                        $    451     $    519
   Equity earnings from Connecticut Yankee unit             348          367
   Amortization of oil tank lease                          (354)        (317)
   Miscellaneous other income and (deductions) - net       (244)        (181)
                                                       --------     --------
      Total Other Income and (Deductions) - net        $    201     $    388
                                                       ========     ========
Other Taxes
- - -----------
   Charged to:
    Operating:
      State gross earnings                             $  6,771     $  6,784
      Local real estate and personal property             6,681        7,197
      Payroll taxes                                       1,889        1,733
      Other                                                   2            3
                                                       --------     --------
                                                         15,343       15,717
      Nonoperating & other accounts                         223          247
                                                       --------     --------
       Total Other Taxes                               $ 15,566     $ 15,964
                                                       ========     ========
Other Interest Charges
- - ----------------------
   Notes payable                                       $    365     $    983
   Amortization of debt expense and
     repurchase premiums                                  1,689        1,993
   Other                                                    267          377
                                                       --------     --------
       Total Other Interest Charges                    $  2,321     $  3,353
                                                       ========     ========

           THE UNITED ILLUMINATING COMPANY

(H) PENSION AND OTHER POST-EMPLOYMENT BENEFITS

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Post-Employment Benefits." This statement establishes accounting standards for employers who provide benefits, such as unemployment compensation, severance benefits and disability benefits to former or inactive employees after employment but before retirement and requires recognition of the obligation for these benefits. The effect of adopting this statement is reported as a change in accounting principle and decreased first quarter 1994 earnings for common stock by $1.3 million or $.09 per share.

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

     The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity acquires and stores natural gas, coal and fuel oil for sale to the Company, and the Company purchases these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liability, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to May 1995. At March 31, 1994, approximately $15.7 million of fossil fuel purchases were being financed under this agreement.

     In January 1994, the Company restructured a lease agreement for a service facility under which the Company had recognized an obligation of approximately $19 million representing an option to purchase the facility in 1994. The restructured lease is being treated as an operating lease. The effect of restructuring the lease was a noncash financing activity during the first quarter of 1994 and therefore not reflected in the Consolidated Statement of Cash Flows. The restructuring of the lease reduced the amounts recognized as obligations under capital leases and plant in service by approximately $19 million.

(L) COMMITMENTS AND CONTINGENCIES

Capital Expenditure Program

     The Company has entered into commitments in connection with its continuing capital expenditure program, which is presently estimated at approximately $366.6 million, excluding AFUDC, for 1994 through 1998.

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

           THE UNITED ILLUMINATING COMPANY

Exchange Commission (SEC), continue to be challenged in court proceedings, and the Company is unable to predict the outcome of these proceedings.

     On February 28, 1991, EUA Power Corporation (EUA Power), the holder of a 12.1% ownership share in Seabrook, commenced a proceeding under Chapter 11 of the Bankruptcy Code. EUA Power, a wholly-owned subsidiary of Eastern Utilities Associates (EUA), was organized solely for the purpose of acquiring an ownership share in Seabrook and selling in the wholesale market its share of the electric power produced by Seabrook. EUA Power commenced this bankruptcy proceeding because the cash generated by its sales of power at current market prices was insufficient to pay its obligations on its outstanding debt. Subsequently, EUA Power's name was changed to Great Bay Power Corporation (Great
Bay). The official committee of Great Bay's bondholders (Bondholders Committee) proposed, and the bankruptcy court confirmed, a reorganization plan for Great Bay, under which substantially all of the equity ownership of Great Bay would have passed to its bondholders. However, on February 2, 1994, the Bondholders Committee accepted a financing proposal that would inject $35 million of new ownership equity into Great Bay in return for a 60% equity ownership position. The bankruptcy court is considering whether this alternative structure should be approved, in order that a revised reorganization plan can become effective. Further approvals are also required from the NRC, FERC and the New Hampshire Public Utilities Commission. The bankruptcy court has approved an agreement among Great Bay, the Bondholders Committee, UI and The Connecticut Light and Power Company (CL&P), under which UI and CL&P have been making, as needed until the reorganization plan becomes effective, advance payments against their respective future monthly Seabrook payment obligations. The maximum aggregate amount of advance payments by UI and CL&P that may be outstanding at any time under this agreement is $20 million, of which UI's share is $8 million. At April 30, 1994, $1.1 million of the Company's advances remained outstanding. This agreement can be terminated by UI and CL&P upon thirty days notice or upon failure of the reorganization process to achieve certain milestones by specified dates. UI is unable to predict what impact, if any, failure of the reorganization plan to become effective will have on the operating license for Seabrook Unit 1, or what other actions UI and the other joint owners of the unit may be required to take in response to developments in this bankruptcy proceeding as it may affect Seabrook.

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

           THE UNITED ILLUMINATING COMPANY

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

Other Commitments and Contingencies

                        Hydro-Quebec

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase II of this facility, in which UI has a 5.45% participating share, has increased the capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. The Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. Currently, the Company's guarantee liability for this debt amounts to approximately $9.7 million.

                   Reorganization Charge

     During 1993, the Company undertook an in-depth organizational review with the primary objective of improving customer service.
As a result of this review, the Company eliminated approximately
75 positions in a corporate reorganization.

     In conjunction with this review and reorganization, the Company offered a voluntary early retirement program to non-union employees who were eligible to receive pension benefits. The early retirement offer was accepted by 103 employees and the Company incurred a one-time charge to 1993 earnings of approximately $13.6 million ($7.8 million, after-tax).

     All non-retiring employees affected by the corporate reorganization have been placed in regular positions or assigned to special projects.

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

                       Property Taxes

     On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. The Company anticipates receiving additional bills of this sort for the tax years 1992-1993 and 1993-1994, the amounts of which cannot be predicted at this time. The Company is contesting these tax bills vigorously and has

           THE UNITED ILLUMINATING COMPANY
commenced a lawsuit in the Superior Court to enjoin the City from any effort to collect these tax bills. On May 7, 1994, the
Company received a "Certificate of Correction....to correct a clerical omission or mistake" from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994. The Company expects to contest vigorously the assessed value of its personal property by the City for the tax year 1994-1995. It is not possible at this time to assess accurately the Company's liability in these matters, if any.

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) established $345 million (in 1993 dollars) as the decommissioning cost estimate for Seabrook Unit 1. This estimate premises the prompt removal and dismantling of the Unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the first quarter of 1994 was $335,000. UI's share of the fund at March 31, 1994 was approximately $4.1 million.

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. Current decommissioning cost estimates for Millstone Unit 3 and Connecticut Yankee are $421 million (in 1994 dollars) and $324 million (in 1994 dollars), respectively. These estimates premise the prompt removal and dismantling of each unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to decommissioning trust funds managed by Northeast Utilities. UI's share of the Millstone Unit 3 decommissioning payments made during the first quarter of 1994 was $82,000. UI's share of the fund at March 31, 1994 was approximately $2.0 million. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $316,000 were funded by UI during the first quarter of 1994, and UI's share of the fund at March 31, 1994 was $9.8 million.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


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

     Another major factor affecting the Company's financial condition will be the Company's ability to control expenses. A significant reduction in interest expense has been achieved since 1989, and additional savings of $9-$10 million are expected in 1994 due to debt refinancing. Since 1990, annual growth in total operation and maintenance expense, excluding one-time items and cogeneration capacity purchases, has averaged approximately 2.7%, and the Company hopes to restrict future increases to less than the rate of inflation.

                     CAPITAL EXPENDITURE PROGRAM

    The Company's 1994-1998 capital expenditure program, excluding allowance for funds used during construction (AFUDC) and its effect on certain capital related items, is presently budgeted as follows:

                         1994        1995        1996        1997       1998      Total
                         ----        ----        ----        ----       ----      -----
                                             (000's)
Production              $23,688     $19,428     $22,308     $ 4,824    $15,180   $ 85,428
Distribution             10,140      21,840      21,288      22,164     21,588     97,020
Transmission             12,096      16,980      10,800       6,336     11,376     57,588
Conservation and
  Load Management        11,988      11,892      10,860      10,716     10,320     55,776
Nuclear Fuel              4,980       6,756      11,280       1,248     11,820     36,084
Other                    10,532       7,981       6,096       6,036      4,020     34,665
                        -------    --------     -------     -------    -------   --------

 Total Expenditures     $73,424    $ 84,877     $82,632     $51,324    $74,304   $366,561
                        =======    ========     =======     =======    =======   ========

AFUDC (Pre-tax)          $4,934      $3,431      $2,474      $1,940     $1,968
Capitalized Interest      4,151       2,890       2,084       1,638      1,669
Book Depreciation        57,053      62,438      66,425      69,382     72,288
Decommissioning (1)       2,741       2,794       2,851       1,841      1,909
Normalized Tax
  Depreciation           33,086      36,392      38,708      40,194     41,368
Accelerated Tax
  Depreciation           74,722      69,548      60,738      62,214     61,424
Amortization of Deferred
 Return on Seabrook
 Unit 1 Phase-In (2)       0        (12,635)    (12,635)    (12,635)   (12,635)

Estimated Rate Base
 (end of period)     $1,218,137  $1,239,962  $1,254,603  $1,227,959 $1,203,104

(1) Steel Point Station environmental remediation costs of $1,075,000 per year are included each year through 1996.

(2) Deferred return will be amortized over the period 1995-1999.

                   LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1994, the Company had $21.1 million of cash and temporary cash investments, a decrease of $27.1 million from the balance at December 31, 1993. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                               (Millions)
                                                               ----------
      Balance, December 31, 1993                                $   48.2
                                                                --------

      Net cash provided by operating activities                     13.8

      Net cash provided by (used in) financing
        activities:
      - Financing activities, excluding dividend payments          (18.4)
      - Dividend payments                                          (10.4)

      Cash invested in plant, including nuclear fuel               (12.1)
                                                                --------

                                    Net Decrease                   (27.1)
                                                                --------

      Balance,  March 31, 1994                                  $   21.1
                                                                ========

      The Company's capital requirements are presently projected as follows:

                                1994      1995     1996      1997      1998
                                ----      ----     ----      ----      ----
                                                (000's)
Capital Expenditure Program  $ 73,424  $ 84,877  $82,632  $ 51,324  $ 74,304
Long-term Debt Maturities      53,000    97,000     -       50,000   100,000
Mandatory Redemptions/
 Repayments                    60,333    66,134   12,770    15,171    15,562
Optional Redemptions           15,150      -        -         -         -
                             --------  --------  -------  --------  --------
Total Capital Requirements   $201,907  $248,011  $95,402  $116,495  $189,866
                             ========  ========  =======  ========  ========

     The Company presently estimates that its cash on hand and temporary cash investments at the beginning of 1994, totaling $48.2 million, and its projected net cash provided by operations, less dividends, of $102.2 million will be sufficient to fund the Company's entire capital expenditure program of $73.4 million and $77.0 million of the $128.5 million necessary to satisfy the 1994 requirements for maturing long-term debt and mandatory and optional redemptions and repayments. The Company presently estimates that its projected net cash provided by operations for 1995, less dividends, of $106.7 million will be sufficient to fund the Company's entire capital expenditure program of $84.9 million and $21.8 million of the $163.1 million necessary to satisfy the 1995 requirements for maturing long-term debt and mandatory redemptions and repayments. The Company presently estimates that its projected net cash provided by operations for 1996 through 1998, less dividends of about $280 million, will be sufficient to fund the entire capital expenditure program of about $210 million and about $70 million of the $193.5 million necessary to satisfy the Company's 1996 through 1998 requirements for maturing long-term debt and mandatory redemptions and repayments. All of the Company's capital requirements that exceed available net cash will have to be provided by external financing; and the Company has no commitment to provide such financing from any source of funds. The Company expects to be able to satisfy its external financing needs by issuing common stock and additional short-term and long-term debt, although the continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and the level of the Company's income and cash flow.

     The Company has a revolving credit agreement with a group of banks, which currently extends to January 19, 1995. The borrowing limit of this facility is $75 million. This facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, by the certificate of deposit market in New York, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of March 31, 1994, the Company had $42.5 million in short-term borrowings outstanding under this facility.

     The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million
in fossil fuel purchases.   Under this agreement, the financing
entity acquires and stores natural gas, coal and fuel oil for sale to the Company, and the Company purchases these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liability, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement, currently extends to May 1995. At March 31, 1994, approximately $15.7 million of fossil fuel purchases were being financed under this agreement.

     UI has four wholly-owned subsidiaries. Bridgeport Electric Company, a single-purpose corporation, owns and leases to UI a generating unit at Bridgeport Harbor Station. Research Center, Inc. has been formed to participate in the development of one or more regulated power production ventures, including possible participation in arrangements for the future development of independent power production and cogeneration facilities. United Energy International, Inc. has been formed to facilitate participation in a proposed joint venture relating to power production plants abroad. United Resources, Inc. (URI) serves as the parent corporation for UI's unregulated businesses, each of which is incorporated separately to participate in business ventures that will complement and enhance UI's electric utility business and serve the interests of the Company and its shareholders and customers.

     Four wholly-owned subsidiaries of URI have been incorporated. Souwestcon Properties, Inc. is participating as a 25% partner in the ownership of a medical hotel building in New Haven. A second wholly-owned subsidiary of URI is Thermal Energies, Inc., which is participating in the development of district heating and cooling water facilities in the downtown New Haven area, including the energy center for a new office tower and participation as a 37% partner in the energy center for a new city hall and office tower complex. A third URI subsidiary, Precision Power, Inc., provides power-related equipment and services to the owners of commercial buildings and industrial facilities. A fourth URI subsidiary, American Payment Systems, Inc., manages agents and equipment for electronic data processing of bill payments made by customers of utilities, including UI, at neighborhood businesses. In addition to these subsidiaries, URI also has an 82% ownership interest in Ventana Corporation, which offers energy conservation engineering and project management services to governmental and private institutions.

     The Board of Directors of the Company has authorized the investment of a maximum of $13.5 million, in the aggregate, of the Company's assets in all of URI's ventures, UEI and RCI, and, at March 31, 1994, approximately $11.5 million had been so invested.

                      RESULTS OF OPERATIONS

First Quarter 1994 vs. First Quarter 1993
- - -----------------------------------------

     Earnings for the first quarter of 1994 were $10.9 million, or $.77 per share, down $0.6 million, or $.05 per share, from the first quarter of 1993. Absent a one-time charge of $1.3 million, or $.09 per share, to implement Statement of Financial Accounting Standards (SFAS) No. 112, taken in the first quarter of 1994, earnings per share from operations were up 4.9% to $.86 per share.

     Retail operating revenues were up about $5.9 million in the first quarter of 1994 over the prior year. Retail revenues increased $2.7 million due to rate changes granted by the Department of Public Utility Control (DPUC) effective January 1, 1994 ($13 million expected for the full year) and a net $0.2 million due to pass-through charges for certain expense changes, mostly fuel. Also as a result of the rate decision, an increase in the amortization of deferred revenues for sales adjustments reduced retail revenues by $1.4 million ($5.4 million reduction expected for the year).

     A retail sales increase of 3.2% over the prior year added $4.4 million to retail operating revenues. About 2.1% of the 1994 retail sales growth was attributable to colder weather. However, the 1.1% "real" growth marked the third consecutive quarter of retail sales increases attributable to increased economic activity.

     The retail sales increase during the first quarter of 1994 added about $3.4 million to sales margin (revenue minus fuel expense and revenue-based taxes) compared to the first quarter of 1993. However, if normal weather had been experienced in the 1994 period, sales margin would have increased by only about $1.0 million.

     Wholesale capacity revenues increased by $0.4 million during the first quarter of 1994 compared to 1993. Wholesale energy revenues (directly offset by fuel expense and not a contributor to sales margin) decreased as a result of lower demand by other New England utilities.

     Operating expense for operations and maintenance, including purchased capacity charges, increased by $2.9 million, or 5.5%, in the first quarter of 1994 compared to 1993. Purchased capacity charges increased $1.4 million due to an unscheduled outage at the Connecticut Yankee nuclear plant and increased generation by a cogeneration facility. Other operating expense for operations and maintenance expense increased by a combined $1.5 million, due primarily to an increase of $1.8 million in operating and repair costs at the Seabrook nuclear plant, which also experienced an unscheduled outage in the first quarter of 1994, and slightly higher transmission and general expenses. These were partly offset by lower operating costs at the Company's fossil fuel generating plants during the 1994 quarter. The unscheduled outages at both nuclear plants ended in the first quarter of 1994 and, in the case of Connecticut Yankee, will shift seven weeks of scheduled refueling outage (about $2 million of expense) from the end of 1994 to the first quarter of 1995. Employment costs held even during the first quarter of 1994 compared to 1993, as savings from the Company's 1993 reorganization and early retirement program have not yet been fully realized.

     Other operating expenses declined slightly in the first quarter of 1994 from the first quarter of 1993. Operating income taxes declined overall, although pre-tax operating book income increased and tax rates were higher, due to additional tax benefits gained from adding the fifth and final Seabrook phase-in increment to rate base. This phase-in to rate base has the effect of associating more of the interest tax deduction with operating income (shifted from "other income"). Depreciation expense increased about as projected, and property taxes declined due to lower municipal tax rates resulting from phase-ins of residential property tax increases.

     Other income and (deductions) decreased $3.4 million in the first quarter of 1994 from the first quarter of 1993, due principally to the elimination of the deferred returns (after-tax and not representing current cash income) related to the portion of the cost of Seabrook Unit 1 that had not been phased into the Company's rate base in 1993 and the elimination of the income tax benefits associated with the interest costs of carrying that portion of the unit's cost. The revenues to support the increased rate base in 1994, and the income tax benefits of the associated cost of debt, are reflected in operating revenues and expenses in the 1994 quarter.

     Interest costs declined, as expected, by $2.6 million for the first quarter of 1994 from the first quarter of 1993, due to debt refinancings.


                             OUTLOOK

     The Company's financial condition should continue to improve as a result of the December 16, 1992 retail rate decision by the DPUC. The DPUC decision granted levelized rate increases of 2.66% ($15.8 million) in 1993 and 2.66% (an additional $17.3 million) in 1994. However, the Company did not realize the full anticipated benefit of the 1993 rate increase, realizing about $4 million less than granted due to differences between the sales realized in individual rate classes and the sales projections used for rate case purposes. The differences arose principally from rate class shifting by customers and differential growth in sales among rate classes. A similar shortfall may develop in 1994.

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

     Another major factor affecting the Company's financial condition will be the Company's ability to control expenses.
Fuel expense, excluding wholesale fuel expense, is expected to decline by approximately $2.3 million in 1994 from the 1993 level, reflecting significantly lower nuclear fuel prices. Also, significant reductions in interest expense have been achieved since 1989, and additional savings of $9-$10 million are expected in 1994 due to debt refinancing. For 1994, operation and maintenance expenses are expected to increase from normal inflationary pressures, but these increases should be substantially offset by savings from the phase-in of the Company's corporate structure reorganization. Since 1990, annual growth in total operation and maintenance expense, excluding one-time items and cogeneration capacity purchases, has averaged approximately 2.7%, and the Company hopes to restrict future increases to less than the rate of inflation.

     The final portion of the cost of Seabrook Unit 1 has been added to rate base (and retail revenues) for 1994. This will eliminate deferred revenues of $7.4 million (after-tax) booked in 1993 for the cost of the Seabrook plant excluded from rate base.

     Compared to 1993, the Company expects 1994 quarterly earnings to shift somewhat to the third and fourth quarters from the first and second quarters. There will be a major refueling outage at the Seabrook nuclear plant in the second quarter of 1994, while the major nuclear outage in 1993 occurred in the second and third quarters. Overhauls for fossil plants are minor in 1994 compared to a major overhaul in the fourth quarter of 1993. Additionally, the rate increase granted by the DPUC effective January 1, 1994 continues the shift that has been occurring in recent years to summer seasonal pricing. Higher than expected sales in the first quarter of 1994 caused first quarter earnings for 1994 to exceed first quarter earnings for 1993.

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

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1990, aggregating $6.6 million, based on an audit by the City's tax assessor. The Company anticipates receiving additional bills of this sort for the tax years 1991-1992, 1992-1993 and 1993-1994, the amounts of which cannot be predicted at this time. The Company is contesting these tax bills vigorously and has commenced a lawsuit in the Superior Court to enjoin the City from any effort to collect these tax bills. It is not possible at this time to assess accurately the Company's liability, if any.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

Exhibit
Table Item     Exhibit
 Number        Number                        Description
- - ----------     -------                       -----------

  (10)          10.20  Copy of The United Illuminating Company Dividend
                       Equivalent Program.

     (b)  Reports on Form 8-K.

             None

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   THE UNITED ILLUMINATING COMPANY




Date    May 13, 1994           Signature      /s/Robert L. Fiscus
    -----------------------             ------------------------------
                                                 Robert L. Fiscus
                                                 President and
                                             Chief Financial Officer

                                EXHIBIT INDEX


(a)  Exhibits

 Exhibit
Table Item     Exhibit
 Number        Number                Description                     Page No.
- - ----------     -------               -----------                     --------

  (10)         10.20     Copy of The United Illuminating Company
                         Dividend Equivalent Program