Form 10-Q
period 1994-06-30
UNITED ILLUMINATING CO
filed 1994-08-10
CIK 101265

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDING JUNE 30, 1994

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
     The number of shares outstanding of the issuer's only class of common stock, as of July 31, 1994, was 14,086,691.

                                      INDEX

                         Part I.  FINANCIAL INFORMATION
                                                                          Page
                                                                         Number
                                                                         ------
Item 1. Financial Statements.                                              3

        Consolidated Statement of Income for the three and six
          months ended June 30, 1994 and 1993.                             3
        Consolidated Balance Sheet as of June 30, 1994 and
          December 31, 1993.                                               4
        Consolidated Statement of Cash Flows for the three and six
          months ended June 30, 1994 and 1993.                             6

        Notes to Consolidated Financial Statements.                        7
           -   Statement of Accounting Policies                            7
           -   Capitalization                                              8
           -   Accounting for Phase-in Plan                                8
           -   Income Taxes                                               10
           -   Short-term Credit Arrangements                             11
           -   Supplementary Information                                  12
           -   Pension and Other Post-Employment Benefits                 13
           -   Fuel Financing Obligations and Other Lease Obligations     13
           -   Commitments and Contingencies                              13
               - Capital Expenditure Program                              13
               - Seabrook                                                 13
               - Nuclear Insurance Contingencies                          14
               - Other Commitments and Contingencies                      15
                 - Hydro-Quebec                                           15
                 - Reorganization Charge                                  15
                 - Site Remediation Costs                                 15
                 - Property Taxes                                         16
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning    16

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                             17

          - Major Influences on Financial Condition                       17
          - Capital Expenditure Program                                   18
          - Liquidity and Capital Resources                               19
          - Results of Operations                                         21
          - Outlook                                                       23

                          Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                               24

Item 4.  Submission of Matters to a Vote of Security Holders.             24

Item 6.  Exhibits and Reports on Form 8-K.                                25

         SIGNATURES                                                       26

                               PART I:  FINANCIAL INFORMATION
                               ITEM I:  FINANCIAL STATEMENTS
                              THE UNITED ILLUMINATING COMPANY
                              CONSOLIDATED STATEMENT OF INCOME
                            (Thousands except per share amounts)
                                         (Unaudited)
                                                          Three Months Ended       Six Months Ended
                                                                June 30,                  June 30,
                                                           1994        1993          1994        1993
                                                           ----        ----          ----        ----
OPERATING REVENUES (NOTE G)                             $153,433    $151,012      $321,012    $312,948
                                                        ---------   ---------     ---------   ---------
OPERATING EXPENSES
Operation
  Fuel and energy                                         29,148      29,389        67,423      66,354
  Capacity purchased                                      11,144      13,225        22,720      23,429
  Other                                                   38,169      35,406        74,521      71,251
Maintenance                                               12,362       7,222        19,905      13,745
Depreciation                                              14,519      13,804        28,992      27,567
Amortization of cancelled nuclear project                    293         293           586         586
Amortization of deferred fossil fuel costs                  -            152          -            304
Income taxes (Note E)                                      6,608       6,997        17,706      18,307
Other taxes (Note G)                                      14,558      15,189        29,901      30,906
                                                        ---------   ---------     ---------   ---------
      Total                                              126,801     121,677       261,754     252,449
                                                        ---------   ---------     ---------   ---------
OPERATING INCOME                                          26,632      29,335        59,258      60,499
                                                        ---------   ---------     ---------   ---------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction        293         180           587         393
  Deferred return - Seabrook Unit 1                         -          1,874          -          3,748
  Other-net (Note G)                                        (920)        (77)         (719)        311
  Non-operating income taxes                                 675       1,744         1,320       3,838
                                                        ---------   ---------     ---------   ---------
       Total                                                  48       3,721         1,188       8,290
                                                        ---------   ---------     ---------   ---------
INCOME BEFORE INTEREST CHARGES                            26,680      33,056        60,446      68,789
                                                        ---------   ---------     ---------   ---------
INTEREST CHARGES
  Interest on long-term debt                              18,583      20,113        37,458      40,517
  Other interest (Note G)                                  2,378       3,137         4,699       6,490
  Allowance for borrowed funds used during construction     (695)       (568)       (1,357)     (1,178)
                                                        ---------   ---------     ---------   ---------
       Net Interest Charges                               20,266      22,682        40,800      45,829
                                                        ---------   ---------     ---------   ---------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE       6,414      10,374        19,646      22,960
                                                        ---------   ---------     ---------   ---------
 Cumulative effect for years prior to 1994 of accounting
  change for postemployment benefits
  (net of income taxes of $956) (Note H)                    -           -           (1,294)       -
                                                        ---------   ---------     ---------   ---------
NET INCOME                                                 6,414      10,374        18,352      22,960
Dividends on Preferred Stock                                 749       1,079         1,829       2,159
                                                        ---------   ---------     ---------   ---------
INCOME APPLICABLE TO COMMON STOCK                         $5,665     $ 9,295       $16,523     $20,801
                                                        =========   =========     =========   =========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING               14,084      14,055        14,084      14,049

EARNINGS PER SHARE OF COMMON STOCK BEFORE
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    $0.40       $0.66         $1.26       $1.48
 Cumulative effect for years prior to 1994 of accounting
  change for postemployment benefits                        -           -            (0.09)       -
                                                        ---------   ---------     ---------   ---------
EARNINGS PER SHARE OF COMMON STOCK                         $0.40       $0.66         $1.17       $1.48
                                                        =========   =========     =========   =========

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK          $0.69       $0.665        $1.38       $1.33

                        The accompanying Notes to Consolidated Financial
                  Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                            CONSOLIDATED BALANCE SHEET

                                      ASSETS
                              (Thousands of Dollars)

                                                     June 30,    December 31,
                                                       1994         1993*
                                                       ----         ----
                                                    (Unaudited)
Utility Plant at Original Cost
 In service                                         $1,709,511   $1,690,142
 Less, accumulated provision for depreciation          468,350      446,716
                                                    -----------  -----------
                                                     1,241,161    1,243,426

Construction work in progress                           62,516       77,395
Nuclear fuel                                            35,413       40,285
                                                    -----------  -----------
  Net Utility Plant                                  1,339,090    1,361,106
                                                    -----------  -----------

Other Property and Investments                          19,656       17,811
                                                    -----------  -----------

Current Assets
 Cash and temporary cash investments                    17,358       48,171
 Accounts receivable
  Customers, less allowance for doubtful
   accounts of $4,700 and $4,700                        65,507       62,703
  Other                                                 30,343       28,160
 Accrued utility revenues                               26,751       22,765
 Fuel, materials and supplies, at average cost          23,213       21,178
 Prepayments                                            13,880        4,963
 Other                                                      85           41
                                                    -----------  -----------
  Total                                                177,137      187,981
                                                    -----------  -----------

Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
 Income taxes due principally to book-tax
  differences (Note A)                                 406,779      408,272
 Deferred return - Seabrook Unit 1                      62,929       62,929
 Unamortized cancelled nuclear projects                 26,378       26,964
 Unamortized redemption costs                           29,328       32,573
 Sales adjustment revenues                               6,556       13,113
 Uranium enrichment decommissioning cost                 1,613        1,600
 Deferred fossil fuel costs                               -             198
 Unamortized debt issuance expenses                      6,130        6,631
 Other                                                  13,833       15,114
                                                    -----------  -----------
   Total                                               553,546      567,394
                                                    -----------  -----------
                                                    $2,089,429   $2,134,292
                                                    ===========  ===========
*Derived from audited financial statements

             The accompanying Notes to Consolidated Financial
        Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                            CONSOLIDATED BALANCE SHEET

                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)
                                                      June 30,   December 31,
                                                        1994        1993*
                                                        ----        ----
                                                     (Unaudited)
Capitalization (Note B)
 Common stock equity
  Common stock                                       $284,133      $284,028
  Paid-in capital                                         738           734
  Capital stock expense                                (2,408)       (3,163)
  Retained earnings                                   138,057       141,725
                                                   -----------   -----------
                                                      420,520       423,324
 Preferred stock                                       45,945        60,945
 Long-term debt                                       759,208       875,268
                                                   -----------   -----------
  Total                                             1,225,673     1,359,537
                                                   -----------   -----------

Noncurrent Liabilities
 Obligations under capital leases                         335        19,871
 Uranium enrichment decommissioning reserve             1,427         1,486
 Nuclear decommissioning obligation                     6,529         5,606
 Other                                                  2,456         2,156
                                                   -----------   -----------
   Total                                               10,747        29,119
                                                   -----------   -----------
Current Liabilities
 Current portion of long-term debt                    199,133       143,333
 Notes payable                                         48,000          -
 Accounts payable                                      38,875        49,424
 Dividends payable                                     10,468        10,445
 Taxes accrued                                         11,638         6,851
 Pensions accrued                                      33,625        33,547
 Interest accrued                                      32,519        21,972
 Obligations under capital leases                       1,777         1,838
 Other accrued liabilities                             29,336        26,813
                                                   -----------   -----------
  Total                                               405,371       294,223
                                                   -----------   -----------
Customers' Advances for Construction                    2,681         2,667
                                                   -----------   -----------

Regulatory Liabilities (future amounts owed
                       to customers through
                       the ratemaking process)
 Accumulated deferred investment tax credits           19,052        19,433
 Deferred gain on sale of utility plant                 1,352         2,070
 Deferred fossil fuel costs                               649          -
 Other                                                  1,829         1,837
                                                   -----------   -----------
  Total                                                22,882        23,340
                                                   -----------   -----------
Deferred Income Taxes (future tax liabilities owed
                       to taxing authorities)         422,075       425,406

Commitments and Contingencies                            -             -
                                                   -----------   -----------
                                                   $2,089,429    $2,134,292
                                                   ===========   ===========
*Derived from audited financial statements

            The accompanying Notes to Consolidated Financial
         Statements are an integral part of the financial statements.

                      THE UNITED ILLUMINATING COMPANY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Thousands of Dollars)
                                 (Unaudited)
                                                        Three Months Ended             Six Months Ended
                                                              June 30,                     June 30,
                                                         1994          1993            1994          1993
                                                         ----          ----            ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                             $6,414        $10,374        $18,352       $22,960
                                                      ---------      ---------      ---------     ---------
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                        16,498         16,224         32,984        32,334
   Deferred income taxes                                  (185)        (1,426)          (884)         (410)
   Deferred investment tax credits - net                  (191)          (191)          (381)         (381)
   Amortization of nuclear fuel                            803          6,024          5,176        11,684
   Cumulative effect for years prior to 1994 of
    accounting change for postemployment benefits - net   -              -             1,294          -
   Allowance for funds used during construction           (988)          (748)        (1,944)       (1,571)
   Deferred return - Seabrook Unit 1                      -            (1,874)          -           (3,748)
   Sales adjustment revenue                              3,279          1,917          6,557         3,834
   Changes in:
       Accounts receivable - net                           (63)         1,747         (4,987)        3,877
       Fuel, materials and supplies                         81             28         (2,035)       (2,076)
       Prepayments                                       3,510          3,377         (8,917)       (2,786)
       Accounts payable                                  1,916         (4,243)       (10,549)      (31,744)
       Interest accrued                                 12,744         11,082         10,547         8,136
       Taxes accrued                                    (4,315)        (2,816)         4,787         5,202
       Other assets and liabilities                     (6,641)        (3,256)        (3,381)        3,557
                                                      ---------      ---------      ---------     ---------
 Total Adjustments                                      26,448         25,845         28,267        25,908
                                                      ---------      ---------      ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES               32,862         36,219         46,619        48,868
                                                      ---------      ---------      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock                                               76            223            109           884
 Notes payable                                           5,500        (13,391)        48,000        (7,318)
 Securities retired and redeemed, including premiums:
  Preferred stock                                      (15,150)          -           (15,150)         -
  Long-term debt                                          -              -           (60,333)      (62,833)
 Lease obligations                                        (582)          (578)        (1,148)       (1,148)
 Dividends
   Preferred stock                                      (1,079)        (1,079)        (2,159)       (2,159)
   Common stock                                         (9,719)        (9,342)       (19,084)      (18,278)
                                                      ---------      ---------      ---------     ---------
NET CASH USED IN FINANCING ACTIVITIES                  (20,954)       (24,167)       (49,765)      (90,852)
                                                      ---------      ---------      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Plant expenditures, including nuclear fuel            (15,599)       (18,090)       (27,667)      (28,952)
 Investment in debt securities                            -              -              -           94,529
                                                      ---------      ---------      ---------     ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (15,599)       (18,090)       (27,667)       65,577
                                                      ---------      ---------      ---------     ---------
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                               (3,691)        (6,038)       (30,813)       23,593
BALANCE AT BEGINNING OF PERIOD                          21,049         40,733         48,171        11,102
                                                      ---------      ---------      ---------     ---------
BALANCE AT END OF PERIOD                               $17,358        $34,695        $17,358       $34,695
                                                      =========      =========      =========     =========
CASH PAID DURING THE PERIOD FOR:
 Interest (net of amount capitalized)                   $6,343         $9,228        $27,311       $31,472
                                                      =========      =========      =========     =========
 Income taxes                                           $8,900         $8,300        $10,900        $9,050
                                                      =========      =========      =========     =========

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

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

    The AFUDC rate applied in the first six months of 1994 and 1993 was 8.75% on a before-tax basis.

CASH AND CASH EQUIVALENTS

    For cash flow purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

PENSION AND OTHER POST-EMPLOYMENT BENEFITS

    Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Post-Employment Benefits." This statement establishes accounting standards for employers who provide benefits, such as unemployment compensation, severance benefits and disability benefits to former or inactive employees after employment but before retirement and requires recognition of the obligation for these benefits. The effect of adopting this statement is reported as a change in accounting principle and decreased earnings for common stock for the first six months of 1994 by $1.3 million or $.09 per share.

NUCLEAR DECOMMISSIONING TRUSTS

    External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $417,000 and $403,900 during the second quarter of 1994 and 1993, respectively, into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. During the first six months of 1994 and 1993, the Company paid $834,000 and $807,800, respectively, into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At June 30, 1994, the Company's share of the trust fund balances, which included accumulated earnings on the funds, were $4.4 million and $2.1 million for Seabrook Unit 1 and Millstone Unit 3,

                THE UNITED ILLUMINATING COMPANY
respectively.  These fund balances are included in "Other
Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

(B)  CAPITALIZATION

    (A) COMMON STOCK

    The number of shares outstanding of the Company's common
stock, no par value, at June 30, 1994 was    14,086,691.

    In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. On June 5, 1991, the DPUC approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 206,600 shares of stock at an exercise price of $30.75 per share, 2,800 shares of stock at an exercise price of $28.3125 per share, 1,800 shares of stock at an exercise price of $31.1875 per share, 4,000 shares of stock at an exercise price of $35.625 per share, 36,200 shares of stock at an exercise price of $39.5625 per share and 5,000 shares of stock at an exercise price of $42.375 per share have been granted by the Board of Directors and remain outstanding at July 31, 1994. Options to purchase 3,400 shares of stock at an exercise price of $30.75 per share were exercised during the first six months of 1994.

    (B) RETAINED EARNINGS RESTRICTION

    The indenture under which the Company's Medium-Term Notes and Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $79.7 million were free from such limitations at June 30, 1994.

    (C) PREFERRED AND PREFERENCE STOCK

    On April 15, 1994, the Company redeemed all of the 600,000 outstanding shares of its 8.80% Preferred Stock, 1976 Series, at $25.25 per share plus accrued dividends.

    In July 1994, the Company purchased 2,450 shares of its 4.72%
$100 par value Preferred Stock, Series B, at a discount, resulting in a non-taxable gain of $116,000.

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

(D)  ACCOUNTING FOR PHASE-IN PLAN

    The Company has been phasing into rate base its allowable investment in Seabrook Unit 1, amounting to $640 million, since January 1, 1990. In conjunction with this phase-in plan, the Company has been allowed to record a deferred return on the portion of allowable investment excluded from rate base during the phase-in period. The accumulated deferred return has been added to rate base each year since January 1, 1991 in the same proportion as the phase-in installment for that year has borne to the portion of the $640 million remaining

                THE UNITED ILLUMINATING COMPANY
to be phased-in. On January 1, 1994, the Company phased into rate base the remaining $74.5 million of allowable investment, plus the remaining $28.2 million of accumulated deferred return. At December 31, 1993, the Company had recorded $62.9 million of accumulated deferred return and no additional deferred return on Seabrook Unit 1 will be recognized in income during 1994. The Company will recover the accumulated deferred return over a five-year period commencing January 1, 1995.

                   THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(E) INCOME TAXES

                                                        Three Months Ended        Six Months Ended
                                                              June 30,                 June 30,
                                                        1994          1993        1994        1993
                                                        ----          ----        ----        ----
                                                              (000's)                  (000's)
Income tax expense consists of:

Income tax provisions:
  Current
          Federal                                        $4,653      $5,150      $13,026     $11,431
          State                                           1,656       1,720        4,625       3,829
                                                        --------    --------     --------    --------
            Total current                                 6,309       6,870       17,651      15,260
                                                        --------    --------     --------    --------
  Deferred
          Federal                                         1,044        (121)       1,115       2,063
          State                                          (1,229)     (1,305)      (2,955)     (2,473)
                                                        --------    --------     --------    --------
            Total deferred                                 (185)     (1,426)      (1,840)       (410)
                                                        --------    --------     --------    --------
Investment tax credits                                     (191)       (191)        (381)       (381)
                                                        --------    --------     --------    --------
   Total income tax expense                              $5,933      $5,253      $15,430     $14,469
                                                        ========    ========     ========    ========

Income tax components charged as follows:
 Operating expenses                                      $6,608      $6,997      $17,706     $18,307
 Other income and deductions - net                         (675)     (1,744)      (1,320)     (3,838)
 Cumulative effect of change in accounting
  for postemployment benefits                              -           -            (956)       -
                                                        --------    --------     --------    --------
   Total income tax expense                              $5,933      $5,253      $15,430     $14,469
                                                        ========    ========     ========    ========

The following table details the components
 of the deferred income taxes:
    Accelerated depreciation                             $2,888      $1,900       $5,786      $5,409
    Tax depreciation on unrecoverable plant investment    2,043       2,010        4,085       4,020
    Conservation & load management                          306         472          997       1,272
    Deferred fossil fuel costs                             (360)       (168)        (360)       (468)
    Seabrook sale/leaseback transaction                  (2,682)     (2,621)      (5,364)     (5,242)
    Premiums on BEC bond redemption                        (397)       (585)        (825)     (1,207)
    Sales adjustment revenues                            (1,388)       (812)      (2,776)     (1,624)
    Pension benefits                                        566        (413)          18        (812)
    Postretirement benefits                                (273)        (54)        (689)       (605)
    Postemployment benefits                                -           -            (956)       -
    Other - net                                            (888)     (1,155)      (1,756)     (1,153)
                                                        --------    --------     --------    --------
Deferred income taxes - net                               $(185)    $(1,426)     $(1,840)      $(410)
                                                        ========    ========     ========    ========

                THE UNITED ILLUMINATING COMPANY

(F) SHORT-TERM CREDIT ARRANGEMENTS

    The Company has a revolving credit agreement with a group of banks, that currently extends to January 19, 1995. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, by the certificate of deposit market in New York, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of June 30, 1994, the Company had $48 million in short-term borrowings outstanding under this facility.

                   THE UNITED ILLUMINATING COMPANY

(G)  SUPPLEMENTARY INFORMATION

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                       1994       1993        1994      1993
                                       ----       ----        ----      ----
                                            (000's)               (000's)
Operating Revenues
- ------------------
 Retail-Base rates                   $146,333  $142,282     $299,608  $289,618
 Wholesale - capacity                   1,807     1,464        3,642     2,853
           - energy                     4,576     6,418       16,354    18,616
 Other                                    717       848        1,408     1,861
                                     --------  --------     --------  --------
   Total Operating Revenues          $153,433  $151,012     $321,012  $312,948
                                     ========  ========     ========  ========
Other Income and (Deductions) - net:
- -----------------------------------
 Interest and dividend income            $312      $306         $763      $825
 Equity earnings from Connecticut
  Yankee unit                             405       481          753       848
 Amortization of oil tank lease          (363)     (325)        (717)     (642)
 Miscellaneous other income
  and (deductions) - net               (1,274)     (539)      (1,518)     (720)
                                     --------  --------     --------  --------
   Total Other Income
      and (Deductions) - net            $(920)     $(77)       $(719)     $311
                                     ========  ========     ========  ========
Other Taxes
- -----------
  Charged to:
   Operating:
     State gross earnings              $6,520    $6,738      $13,290   $13,522
     Local real estate
      and personal property             6,620     7,161       13,302    14,358
   Payroll taxes                        1,417     1,290        3,306     3,023
   Other                                    1      -               3         3
                                     --------  --------     --------  --------
                                       14,558    15,189       29,901    30,906
   Nonoperating & other accounts          229       205          452       452
                                     --------  --------     --------  --------
   Total Other Taxes                  $14,787   $15,394      $30,353   $31,358
                                     ========  ========     ========  ========
Other Interest Charges
- ----------------------
Notes Payable                            $534      $841         $899    $1,824
Amortization of debt expense
 and repurchase premiums                1,622     1,916        3,311     3,909
Other                                     222       380          489       757
                                     --------  --------     --------  --------
   Total Other Interest Charges        $2,378    $3,137       $4,699    $6,490
                                     ========  ========     ========  ========

         THE UNITED ILLUMINATING COMPANY

(H) PENSION AND OTHER POST-EMPLOYMENT BENEFITS

    Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Post-Employment Benefits." This statement establishes accounting standards for employers who provide benefits, such as unemployment compensation, severance benefits and disability benefits to former or inactive employees after employment but before retirement and requires recognition of the obligation for these benefits. The effect of adopting this statement is reported as a one-time charge against income in the first quarter of 1994 due to a change in accounting principle. The charge decreased earnings for common stock for the first six months of 1994 by $1.3 million, after tax, or $.09 per share.

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

    The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity acquires and stores natural gas, coal and fuel oil for sale to the Company, and the Company purchases these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liability, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to August 1995. At June 30, 1994, approximately $11.9 million of fossil fuel purchases were being financed under this agreement.

    In January 1994, the Company restructured a lease agreement for a service facility under which the Company had recognized an obligation of approximately $19 million representing an option to purchase the facility in 1994. The restructured lease is being treated as an operating lease. The effect of restructuring the lease was a noncash financing activity during the first six months of 1994 and therefore not reflected in the Consolidated Statement of Cash Flows. The restructuring of the lease reduced the amounts recognized as obligations under capital leases and plant in service by approximately $19 million.

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

    On February 28, 1991, EUA Power Corporation (EUA Power), the holder of a 12.1% ownership share in Seabrook, commenced a proceeding under Chapter 11 of the Bankruptcy Code. EUA Power, a wholly-owned subsidiary of Eastern Utilities Associates (EUA), was organized solely for the purpose of acquiring an ownership share in Seabrook and selling in the wholesale market its share of the electric power produced by Seabrook. EUA Power commenced this bankruptcy proceeding because the cash generated by its sales of power at current market prices was insufficient to pay its obligations on its outstanding debt. Subsequently, EUA Power's name was changed to Great Bay Power Corporation (Great
Bay). The official committee of Great Bay's bondholders (Bondholders Committee) proposed, and the bankruptcy court confirmed, a reorganization plan for Great Bay, under which substantially all of the equity ownership of Great Bay would have passed to its bondholders. However, on February 2, 1994, the Bondholders Committee accepted a financing proposal that would inject $35 million of new ownership equity into Great Bay in return for a 60% equity ownership position. The bankruptcy court approved this alternative structure; but the transaction has not been consummated, due to the 1994 unscheduled outage of the Seabrook plant. If the transaction is restructured, further bankruptcy court approval would likely be required, and further approvals might also be required from the NRC, FERC and/or the New Hampshire Public Utilities Commission, to permit the Great Bay reorganization plan to become effective. The bankruptcy court has approved an agreement among Great Bay, the Bondholders Committee, UI and The Connecticut Light and Power Company (CL&P), under which UI and CL&P have been making, as needed until the reorganization plan becomes effective, advance payments against their respective future monthly Seabrook payment obligations.
The maximum aggregate amount of advance payments by UI and CL&P that may be outstanding at any time under this agreement is $20 million, of which UI's share is $8 million. At July 31, 1994, $4.6 million of the Company's advances remained outstanding.
This agreement can be terminated by UI and CL&P upon thirty days notice or upon failure of the reorganization process to achieve certain milestones by specified dates. UI is unable to predict what impact, if any, failure of the reorganization plan to become effective will have on the operating license for Seabrook Unit 1, or what other actions UI and the other joint owners of the unit may be required to take in response to developments in this bankruptcy proceeding as it may affect Seabrook.

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

         THE UNITED ILLUMINATING COMPANY

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

OTHER COMMITMENTS AND CONTINGENCIES

                          HYDRO-QUEBEC

    The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase II of this facility, in which UI has a 5.45% participating share, has increased the capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. The Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. Currently, the Company's guarantee liability for this debt amounts to approximately $9.5 million.

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

    All non-retiring employees affected by the corporate reorganization were placed in regular positions or assigned to special projects.

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

         THE UNITED ILLUMINATING COMPANY

                        PROPERTY TAXES

    On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. The Company anticipates receiving additional bills of this sort for the tax years 1992-1993 and 1993-1994, the amounts of which cannot be predicted at this time. The Company is contesting these tax bills vigorously and has commenced a lawsuit in the Superior Court to enjoin the City from any effort to collect these tax bills. On May 7, 1994, the
Company received a "Certificate of Correction....to correct a clerical omission or mistake" from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994. The Company has commenced a lawsuit in the Superior Court to contest vigorously both this action by the tax assessor and the assessed value of its personal property by the City for the tax year 1994-1995. It is not possible at this time to assess accurately the Company's liability in these matters, if any.

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

    New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) established $345 million (in 1993 dollars) as the decommissioning cost estimate for Seabrook Unit 1. This estimate premises the prompt removal and dismantling of the Unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the second quarter of 1994 and 1993 was $335,000 and $322,000, respectively. UI's share of the decommissioning payments made during the first six months of 1994 and 1993 was $670,000 and $644,000, respectively. UI's share of the fund at June 30, 1994 was approximately $4.4 million.

    Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. Current decommissioning cost estimates for Millstone Unit 3 and Connecticut Yankee are $421 million (in 1994 dollars) and $324 million (in 1994 dollars), respectively. These estimates premise the prompt removal and dismantling of each unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to decommissioning trust funds managed by Northeast Utilities. UI's share of the Millstone Unit 3 decommissioning payments made during the second quarter of 1994 and 1993 was $82,000. UI's share of the Millstone Unit 3 decommissioning payments made during the first six months of 1994 and 1993 was $164,000. UI's share of the fund at June 30, 1994 was approximately $2.1 million. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $316,000 and $92,000 were funded by UI during the second quarter of 1994 and 1993, respectively, and decommissioning costs of $627,000 and $184,000 were funded during the first six months of 1994 and 1993, respectively. UI's share of the fund at June 30, 1994 was $10.1 million.

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

                   LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1994, the Company had $17.4 million of cash and temporary cash investments, a decrease of $30.8 million from the balance at December 31, 1993. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                           (Millions)
                                                           ----------
     Balance, December 31, 1993                             $   48.2
                                                            --------

     Net cash provided by operating activities                  46.6

     Net cash provided by (used in) financing
       activities:
     - Financing activities, excluding dividend payments       (28.5)
     - Dividend payments                                       (21.2)

     Cash invested in plant, including nuclear fuel            (27.7)
                                                            --------
                               Net Decrease                    (30.8)

     Balance, June 30, 1994                                 $   17.4
                                                            ========

     The Company's capital requirements are presently projected as follows:

                                1994      1995     1996      1997     1998
                                ----      ----     ----      ----     ----
                                                  (000's)
Capital Expenditure Program  $ 73,424  $ 84,877  $82,632  $ 51,324  $ 74,304
Long-term Debt Maturities      53,000    97,000     -       50,000   100,000
Mandatory Redemptions/
 Repayments                    60,333    66,134   12,770    15,171    15,562
Optional Redemptions           15,150      -        -         -         -
                             --------  --------  -------  --------  --------

Total Capital Requirements   $201,907  $248,011  $95,402  $116,495  $189,866
                             ========  ========  =======  ========  ========

    The Company presently estimates that its cash on hand and temporary cash investments at the beginning of 1994, totaling $48.2 million, and its projected net cash provided by operations, less dividends, of $102.2 million will be sufficient to fund the Company's entire capital expenditure program of $73.4 million and $77.0 million of the $128.5 million necessary to satisfy the 1994 requirements for maturing long-term debt and mandatory and optional redemptions and repayments. The Company presently estimates that its projected net cash provided by operations for 1995, less dividends, of $106.7 million will be sufficient to fund the Company's entire capital expenditure program of $84.9 million and $21.8 million of the $163.1 million necessary to satisfy the 1995 requirements for maturing long-term debt and mandatory redemptions and repayments. The Company presently estimates that its projected net cash provided by operations for 1996 through 1998, less dividends of about $280 million, will be sufficient to fund the entire capital expenditure program of about $208 million and about $72 million of the $193.5 million necessary to satisfy the Company's 1996 through 1998 requirements for maturing long-term debt and mandatory redemptions and repayments. All of the Company's capital requirements that exceed available net cash will have to be provided by external financing; and the Company has no commitment to provide such financing from any source of funds. The Company expects to be able to satisfy its external financing needs by issuing common stock, preferred stock and additional short-term and long-term debt, although the continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and the level of the Company's income and cash flow.

    The Company has a revolving credit agreement with a group of banks, that currently extends to January 19, 1995. The borrowing limit of this facility is $75 million. This facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, by the certificate of deposit market in New York, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of June 30, 1994, the Company had $48 million in short-term borrowings outstanding under this facility.

    The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity acquires and stores natural gas, coal and fuel oil for sale to the Company, and the Company purchases these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liability, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement, currently extends to August 1995. At June 30, 1994, approximately $11.9 million of fossil fuel purchases were being financed under this agreement.

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

    The Board of Directors of the Company has authorized the investment of a maximum of $18.0 million, in the aggregate, of the Company's assets in all of URI's ventures, UEI and RCI, and, at July 26, 1994, approximately $13.5 million had been so invested.

                      RESULTS OF OPERATIONS

SECOND QUARTER 1994 VS. SECOND QUARTER 1993
- -------------------------------------------

    Earnings for the second quarter of 1994 were $5.7 million, or $.40 per share, down $3.6 million, or $.26 per share, from the second quarter of 1993.

    Retail operating revenues were up about $4.1 million in the second quarter over the prior year. Retail revenues increased $3.4 million from rate changes granted by the Department of Public Utility Control (DPUC) effective January 1, 1994 ($13 million expected for the full year). The rate decision also required the amortization of the remaining portion of deferred revenue for sales adjustments, which reduced retail revenues by $1.4 million ($5.4 million expected for the year). Revenues to recover "pass through" of charges for certain expense changes, including fossil fuel, were minimal.

    A retail kilowatthour sales increase of 2.1% over the prior year led to additional retail revenues of $2.1 million and additional sales margin (revenue minus fuel expense and revenue based taxes) of $1.5 million. Weather was hotter than last year, accounting for about 1.6% of the kilowatthour sales growth. "Normal" weather would have reduced sales margin by about $1.3 million. The 0.5% "real" growth marked the fourth consecutive quarter of "real" growth, i.e. not attributable to abnormal weather.

    Wholesale "capacity" revenues increased slightly. Wholesale "energy" revenues are a direct offset to fuel expense and do not contribute to sales margin. These energy revenues, as well as the associated fuel expense, decreased by $1.8 million as a result of lower demand by other New England utilities.

    Retail fuel and energy expenses were up $1.6 million in the second quarter over the prior year. Of this, $2.9 million was attributable to the outage of the Seabrook nuclear plant, $.6 million was the result of the higher retail sales, and there were offsetting fuel expense reductions of $1.9 million.

    Operating expenses for operations, maintenance and purchased capacity charges (O,M&C) increased by $5.8 million over 1993. Purchased capacity was $2.1 million lower than 1993, due to the absence of a scheduled outage at the Connecticut Yankee nuclear plant compared to six weeks of scheduled outage in 1993. Operation and maintenance increased $7.9 million. About $4.4 million of this was from higher repair costs at the Seabrook nuclear plant, reflecting nine weeks of scheduled outage and three weeks of unscheduled outage. (The plant was connected to the transmission grid on July 31, adding an additional four and one-half weeks of unscheduled outage to the third quarter.)
Other factors increasing operation and maintenance expense in the second quarter compared to 1993 were higher costs at the Company's fossil plants reflecting scheduled maintenance and slightly higher employment costs as savings from the Company's 1993 reorganization and early retirement program are being phased-in over 1994.

    Other operating expenses declined slightly in the second quarter of 1994 from the second quarter of 1993. Operating income taxes declined overall from a combination of additional tax benefits gained from adding the fifth and final Seabrook phase-in increment to rate base and additional tax benefits gained from associating more of the interest tax deduction with rate base and operating income (shifted from "other income"). Depreciation expense increased somewhat less than planned and property taxes declined due to lower tax rates resulting from the phase-ins of residential property tax increases.

    Other income and (deductions) decreased $3.5 million in the second quarter of 1994 from the second quarter of 1993, due principally to the elimination of the deferred returns (after-tax and not representing current cash income) related to the portion of the cost of the Seabrook nuclear plant that had not been in the Company's rate base in 1993 and the elimination of the income tax benefits associated with the interest costs of carrying that portion of the unit's cost. The revenue to support the increased rate base in 1994, and the income tax benefits of the associated cost of debt, are reflected in operating revenues and expenses.

    Interest costs and preferred stock dividends declined, as expected, by $2.6 million (about $10 million is projected for the year).

SIX MONTHS 1994 VS. SIX MONTHS 1993
- -----------------------------------

    Earnings for the first six months of 1994 were $16.5 million, or $1.17 per share, down $4.3 million, or $.31 per share, from the first six months of 1993. Absent a one-time charge of $1.3 million, or $.09 per share, to implement Statement of Financial Accounting Standards (SFAS) No. 112 taken in the first quarter of 1994, earnings per share from operations were down $.22 per share to $1.26 per share.

    Retail operating revenues were up about $10.0 million for the first six months of 1994 over the prior year period. Retail revenues increased $6.1 million from rate changes granted by the DPUC effective January 1, 1994 ($13 million expected for the full year). The rate decision also required the amortization of the remaining portion of deferred revenue for sales adjustments, which reduced retail revenues by $2.7 million ($5.4 million expected for the year). Revenues to recover "pass through" charges for certain expense changes, including fossil fuel, were minimal.

    A retail kilowatthour sales increase of 2.6% over the prior year led to additional retail revenues of $6.4 million and additional sales margin (revenue minus fuel expense and revenue based taxes) of $4.9 million. Weather was more severe than last year, accounting for about 1.9% of the sales growth. "Normal" weather would have reduced sales margin by about $3.7 million.

    Wholesale "capacity" revenues increased by $0.8 million.
Wholesale "energy" revenues, as well as the associated fuel expense, decreased by $2.3 million.

    Retail fuel and energy expenses were up $3.3 million for the first six months of 1994 over the prior year. Of this, $3.5 million was attributable to the outage of the Seabrook nuclear plant, $1.6 million was the result of the higher retail sales, and there were offsetting fuel expense reductions of $1.8 million.

    Operating expenses for operations, maintenance and purchased capacity charges (O,M&C) increased by $8.7 million over 1993. Purchased capacity was $0.7 million lower than 1993, due to the absence of a scheduled outage at the Connecticut Yankee nuclear plant compared to six weeks of scheduled outage in 1993, only partly offset by six weeks of unscheduled outage at the plant in the first quarter of 1994 and increased generation from a cogeneration facility, also in the first quarter. Operation and maintenance increased $9.4 million. About $5.6 million of this was from higher repair costs at the Seabrook nuclear plant, reflecting nine weeks of scheduled outage and six weeks of unscheduled outage. (The plant was connected to the transmission grid on July 31, adding an additional four and one-half weeks of unscheduled outage to the third quarter.) Other factors increasing operation and maintenance expense in the first six months of 1994 compared to 1993 were higher costs at the Company's fossil plants reflecting scheduled maintenance and slightly higher employment costs as savings from the Company's 1993 reorganization and early retirement program are being phased-in over 1994.

    Other operating expenses declined slightly in the first six months of 1994 from the first six months of 1993.

    Other income and (deductions) decreased $6.9 million for the six months to-date over the prior year period, due principally to the elimination of the deferred returns (after-tax and not representing current cash income) related to the portion of the cost of the Seabrook nuclear plant that had not been in the Company's rate base in 1993 and the elimination of the income tax benefits associated with the interest costs of carrying that portion of the unit's cost. The revenue to support the increased rate base in 1994, and the income tax benefits of the associated cost of debt, are reflected in operating revenues and expenses.

    Interest costs and preferred stock dividends declined, as expected, by $5.2 million (about $10 million is projected for the year).

                               OUTLOOK

    The Company's financial condition should continue to improve as a result of the December 16, 1992 retail rate decision by the DPUC. The DPUC decision granted levelized rate increases of 2.66% ($15.8 million) in 1993 and 2.66% (an additional $17.3 million) in 1994. However, the Company did not realize the full anticipated benefit of the 1993 rate increase, realizing about $4 million less than granted due to differences between the sales realized in individual rate classes and the sales projections used for rate case purposes. The differences arose principally from rate class shifting by customers and differential growth in sales among rate classes. The Company expects to realize about $13.0 million from rate changes in 1994.

    The Company's financial condition will continue to be dependent on the level of retail and wholesale sales. The two primary factors that affect sales volume are economic conditions and weather. The regional recession has restricted retail sales growth and been largely responsible for a weak wholesale sales market during the past two years. Sales increases due to economic recovery would help to increase the Company's earnings. A 1% increase in sales (customers, demand and energy) would add about $6 million in revenue and about $5 million in sales margin (revenue minus fuel expense and revenue-based taxes). Wholesale capacity sales are expected to be approximately $7 million in 1994.

    Another major factor affecting the Company's financial condition will be the Company's ability to control expenses.
Fuel expense, excluding wholesale fuel expense, is expected to remain at approximately the 1993 level, reflecting significantly lower nuclear fuel prices offset by the extended Seabrook outage. Also, significant reductions in interest expense have been achieved since 1989 due to debt refinancing and the Company expects additional savings of about $10 million in 1994 compared to 1993 and an additional $4 million in 1995. For 1994, operation and maintenance expenses are expected to increase from normal inflationary pressures, but these increases should be substantially offset by savings from the phase-in of the Company's corporate structure reorganization. Since 1990, annual growth in total operation and maintenance expense, excluding one-time items and cogeneration capacity purchases, has averaged approximately 2.7%, and the Company hopes to restrict future increases to less than the rate of inflation.

    The final portion of the cost of Seabrook Unit 1 has been added to rate base (and retail revenues) for 1994. This will eliminate deferred revenues of $7.4 million (after-tax) booked in 1993 for the cost of the Seabrook plant excluded from rate base.

    Compared to 1993, the Company had expected 1994 quarterly earnings from operations to shift somewhat to the third and fourth quarters from the first and second quarters, primarily due to the major refueling outage at the Seabrook nuclear plant in the second quarter of 1994, while the nuclear outage in 1993, involving the Company's smaller entitlements in other nuclear plants, occurred in the second and third quarters. Also, the Company expects the timing of overhauls for fossil plants in 1994, compared to a major overhaul in the fourth quarter of 1993, to contribute to the shift. The rate increase granted by the DPUC effective January 1, 1994 continued the shift that has been occurring in recent years to summer seasonal pricing. While second quarter 1994 earnings from operations were lower than the second quarter 1993 earnings as expected, increased retail sales in the first quarter of 1994 compared to the first quarter of 1993 (primarily due to colder weather) maintained earnings at a level similar to the 1993 quarter.

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

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

    On November 2, 1993, the Registrant received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. The Registrant anticipates receiving additional bills of this sort for the tax years 1992-1993 and 1993-1994, the amounts of which cannot be predicted at this time. The Registrant is contesting these tax bills vigorously and has commenced a lawsuit in the Superior Court to enjoin the City from any effort to collect these tax bills. On May 7, 1994, the Registrant received a "Certificate of
Correction....to correct a clerical omission or mistake" from the
City's tax assessor relative to the assessed value of the Regisrant's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994. The Registrant has commenced a lawsuit in the Superior Court to contest vigorously both this action by the tax assessor and the assessed value of its personal property by the City for the tax year 1994-1995. It is not possible at this time to assess accurately the Registrant's liability in these matters, if any.

Item 4.  Submission of Matters to a Vote of Security Holders.

    The Annual Meeting of the Shareholders of the Registrant was held on May 18, 1994 for the purpose of electing a Board of Directors for the ensuing year and voting on the employment, by the Board of Directors, of Coopers & Lybrand as the firm of independent public accountants to audit the books and affairs of the Registrant for the fiscal year 1994.

    All of the nominees for election as Directors listed in the Registrant's proxy statement for the meeting were elected by the following votes:

                                               Number of Shares
                                  --------------------------------------------
                                  Voted          Vote       Abstentions and
       Nominee                    "For"       "Withheld"    Broker Non-Votes
       -------                    -----       ----------    ----------------

    David E.A. Carson           12,295,892      113,290          527,527
    John F. Croweak             12,308,355      113,027          515,327
    J. Hugh Devlin              12,315,118      106,264          515,327
    John D. Fassett             12,313,758      107,624          515,327
    Robert L. Fiscus            12,331,599       89,783          515,327
    Richard J. Grossi           12,321,244      100,138          515,327
    Betsy Henley-Cohn           12,320,027      101,355          515,327
    John L. Lahey               12,294,741      126,641          515,327
    F. Patrick McFadden, Jr.    12,310,254      111,128          515,327
    Frank R. O'Keefe, Jr.       12,303,370      113,012          520,327
    James A. Thomas             12,305,857      115,525          515,327
    William A. Warner           12,301,986      119,396          515,327

    The employment of Coopers & Lybrand as the firm of independent public accountants to audit the books and affairs of the Registrant for the fiscal year 1994 was approved by the following vote:

                                          Number of Shares
                          ---------------------------------------------

                          Voted           Voted        Abstentions and
                          "For"         "Against"      Broker Non-Votes
                          -----         ---------      ----------------
                        12,222,650       62,590             651,468

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

             None

    (b)  Reports on Form 8-K.

             None

                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     THE UNITED ILLUMINATING COMPANY




Date         08/10/94            Signature         /s/ Kurt Mohlman
    ---------------------------           -----------------------------------
                                                       Kurt Mohlman
                                                 Treasurer and Secretary




                                 Signature        /s/ James L. Benjamin
                                          -----------------------------------
                                                      James L. Benjamin
                                                  Chief Accounting Officer