Form 10-Q
period 1994-09-30
UNITED ILLUMINATING CO
filed 1994-11-10
CIK 101265

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 1994

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
     The number of shares outstanding of the issuer's only class of common stock, as of October 31, 1994, was 14,086,691.

                                      INDEX

                         Part I.  FINANCIAL INFORMATION
                                                                          Page
                                                                         Number
                                                                         ------
Item 1. Financial Statements.                                              3

        Consolidated Statement of Income for the three and nine
          months ended September 30, 1994 and 1993.                        3
        Consolidated Balance Sheet as of September 30, 1994 and
          December 31, 1993.                                               4
        Consolidated Statement of Cash Flows for the three and nine
          months ended September 30, 1994 and 1993.                        6

        Notes to Consolidated Financial Statements.                        7
           -   Statement of Accounting Policies                            7
           -   Capitalization                                              8
           -   Accounting for Phase-in Plan                                9
           -   Income Taxes                                               10
           -   Short-term Credit Arrangements                             11
           -   Supplementary Information                                  12
           -   Pension and Other Post-Employment Benefits                 13
           -   Fuel Financing Obligations and Other Lease Obligations     13
           -   Commitments and Contingencies                              13
               - Capital Expenditure Program                              13
               - Seabrook                                                 13
               - Nuclear Insurance Contingencies                          14
               - Other Commitments and Contingencies                      15
                 - Hydro-Quebec                                           15
                 - Reorganization Charge                                  15
                 - Site Remediation Costs                                 15
                 - Property Taxes                                         15
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning    16

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                             17

          - Major Influences on Financial Condition                       17
          - Capital Expenditure Program                                   18
          - Liquidity and Capital Resources                               19
          - Results of Operations                                         21
          - Outlook                                                       23

                          Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                               25

Item 5.  Other Events.                                                    25

Item 6.  Exhibits and Reports on Form 8-K.                                25

         SIGNATURES                                                       26

                               PART I:  FINANCIAL INFORMATION
                               ITEM I:  FINANCIAL STATEMENTS
                              THE UNITED ILLUMINATING COMPANY
                              CONSOLIDATED STATEMENT OF INCOME
                            (Thousands except per share amounts)
                                         (Unaudited)
                                                          Three Months Ended         Nine Months Ended
                                                             September 30,             September 30,
                                                           1994        1993          1994        1993
                                                           ----        ----          ----        ----
OPERATING REVENUES (NOTE G)                             $184,592    $189,432      $505,604    $502,380
                                                        ---------   ---------     ---------   ---------
OPERATING EXPENSES
Operation
  Fuel and energy                                         33,413      41,568       100,836     107,922
  Capacity purchased                                      10,805      12,187        33,525      35,616
  Other                                                   36,211      38,722       110,732     109,973
Maintenance                                               11,103       8,893        31,008      22,638
Depreciation                                              14,554      13,873        43,546      41,440
Amortization of cancelled nuclear project                    293         293           879         879
Amortization of deferred fossil fuel costs                  -            152          -            456
Income taxes (Note E)                                     20,512      18,893        38,218      37,200
Other taxes (Note G)                                      12,939      13,493        42,840      44,399
                                                        ---------   ---------     ---------   ---------
      Total                                              139,830     148,074       401,584     400,523
                                                        ---------   ---------     ---------   ---------
OPERATING INCOME                                          44,762      41,358       104,020     101,857
                                                        ---------   ---------     ---------   ---------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction        136         289           723         682
  Deferred return - Seabrook Unit 1                         -          1,875          -          5,623
  Other-net (Note G)                                         644         (54)          (75)        257
  Non-operating income taxes                                 579       1,543         1,899       5,381
                                                        ---------   ---------     ---------   ---------
       Total                                               1,359       3,653         2,547      11,943
                                                        ---------   ---------     ---------   ---------
INCOME BEFORE INTEREST CHARGES                            46,121      45,011       106,567     113,800
                                                        ---------   ---------     ---------   ---------
INTEREST CHARGES
  Interest on long-term debt                              18,491      20,122        55,949      60,639
  Other interest (Note G)                                  2,733       2,974         7,432       9,464
  Allowance for borrowed funds used during construction     (890)       (841)       (2,247)     (2,019)
                                                        ---------   ---------     ---------   ---------
       Net Interest Charges                               20,334      22,255        61,134      68,084
                                                        ---------   ---------     ---------   ---------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE      25,787      22,756        45,433      45,716
                                                        ---------   ---------     ---------   ---------
 Cumulative effect for years prior to 1994 of accounting
  change for post-employment benefits
  (net of income taxes of $956) (Note H)                    -           -           (1,294)       -
                                                        ---------   ---------     ---------   ---------
NET INCOME                                                25,787      22,756        44,139      45,716
Dividends on Preferred Stock                                 747       1,080         2,576       3,239
                                                        ---------   ---------     ---------   ---------
INCOME APPLICABLE TO COMMON STOCK                        $25,040     $21,676       $41,563     $42,477
                                                        =========   =========     =========   =========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING               14,087      14,073        14,085      14,057

EARNINGS PER SHARE OF COMMON STOCK BEFORE
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    $1.78       $1.54         $3.04       $3.02
 Cumulative effect for years prior to 1994 of accounting
  change for post-employment benefits                        -           -            (0.09)       -
                                                        ---------   ---------     ---------   ---------
EARNINGS PER SHARE OF COMMON STOCK                         $1.78       $1.54         $2.95       $3.02
                                                        =========   =========     =========   =========

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK          $0.69      $0.665         $2.07       $2.00

                          The accompanying Notes to Consolidated Financial
                  Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                            CONSOLIDATED BALANCE SHEET

                                      ASSETS
                              (Thousands of Dollars)

                                                   September 30,  December 31,
                                                       1994         1993*
                                                       ----         ----
                                                    (Unaudited)
Utility Plant at Original Cost
 In service                                         $1,722,736   $1,690,142
 Less, accumulated provision for depreciation          481,489      446,716
                                                    -----------  -----------
                                                     1,241,247    1,243,426

Construction work in progress                           64,829       77,395
Nuclear fuel                                            33,419       40,285
                                                    -----------  -----------
  Net Utility Plant                                  1,339,495    1,361,106
                                                    -----------  -----------

Other Property and Investments                          20,073       17,811
                                                    -----------  -----------

Current Assets
 Cash and temporary cash investments                    22,792       48,171
 Accounts receivable
  Customers, less allowance for doubtful
   accounts of $4,800 and $4,700                        70,496       62,703
  Other                                                 29,378       28,160
 Accrued utility revenues                               20,222       22,765
 Fuel, materials and supplies, at average cost          23,440       21,178
 Prepayments                                            19,011        4,963
 Other                                                     128           41
                                                    -----------  -----------
  Total                                                185,467      187,981
                                                    -----------  -----------

Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
 Income taxes due principally to book-tax
  differences (Note A)                                 405,847      408,272
 Deferred return - Seabrook Unit 1                      62,929       62,929
 Unamortized cancelled nuclear projects                 26,085       26,964
 Unamortized redemption costs                           27,739       32,573
 Sales adjustment revenues                               3,278       13,113
 Uranium enrichment decommissioning cost                 1,570        1,600
 Deferred fossil fuel costs                               -             198
 Unamortized debt issuance expenses                      5,881        6,631
 Other                                                  12,217       15,114
                                                    -----------  -----------
   Total                                               545,546      567,394
                                                    -----------  -----------
                                                    $2,090,581   $2,134,292
                                                    ===========  ===========
*Derived from audited financial statements

             The accompanying Notes to Consolidated Financial
        Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                            CONSOLIDATED BALANCE SHEET

                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)
                                                    September 30, December 31,
                                                        1994        1993*
                                                        ----        ----
                                                     (Unaudited)
Capitalization (Note B)
 Common stock equity
  Common stock                                       $284,133      $284,028
  Paid-in capital                                         738           734
  Capital stock expense                                (2,408)       (3,163)
  Retained earnings                                   153,377       141,725
                                                   -----------   -----------
                                                      435,840       423,324
 Preferred stock                                       45,700        60,945
 Long-term debt                                       759,244       875,268
                                                   -----------   -----------
  Total                                             1,240,784     1,359,537
                                                   -----------   -----------

Noncurrent Liabilities
 Obligations under capital leases                       -            19,871
 Uranium enrichment decommissioning reserve             1,357         1,486
 Nuclear decommissioning obligation                     6,937         5,606
 Other                                                  2,606         2,156
                                                   -----------   -----------
   Total                                               10,900        29,119
                                                   -----------   -----------
Current Liabilities
 Current portion of long-term debt                    169,133       143,333
 Notes payable                                         75,000          -
 Accounts payable                                      30,760        49,424
 Dividends payable                                     10,467        10,445
 Taxes accrued                                         21,490         6,851
 Pensions accrued                                      31,397        33,547
 Interest accrued                                      20,084        21,972
 Obligations under capital leases                       1,514         1,838
 Other accrued liabilities                             29,397        26,813
                                                   -----------   -----------
  Total                                               389,242       294,223
                                                   -----------   -----------
Customers' Advances for Construction                    2,638         2,667
                                                   -----------   -----------

Regulatory Liabilities (future amounts owed
                       to customers through
                       the ratemaking process)
 Accumulated deferred investment tax credits           18,862        19,433
 Deferred gain on sale of utility plant                   456         2,070
 Other                                                  1,825         1,837
                                                   -----------   -----------
  Total                                                21,143        23,340
                                                   -----------   -----------
Deferred Income Taxes (future tax liabilities owed
                       to taxing authorities)         425,874       425,406

Commitments and Contingencies                            -             -
                                                   -----------   -----------
                                                   $2,090,581    $2,134,292
                                                   ===========   ===========
*Derived from audited financial statements

            The accompanying Notes to Consolidated Financial
         Statements are an integral part of the financial statements.

                      THE UNITED ILLUMINATING COMPANY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Thousands of Dollars)
                                 (Unaudited)
                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                         1994          1993            1994          1993
                                                         ----          ----            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                            $25,787        $22,756        $44,139       $45,716
                                                      ---------      ---------      ---------     ---------
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                        16,570         16,173         49,554        48,507
   Deferred income taxes                                 4,732          1,609          3,848         1,199
   Deferred investment tax credits - net                  (190)          (190)          (571)         (571)
   Amortization of nuclear fuel                          2,600          5,235          7,776        16,919
   Cumulative effect for years prior to 1994 of
    accounting change for post-employment benefits - net   -              -             1,294          -
   Allowance for funds used during construction         (1,026)        (1,130)        (2,970)       (2,701)
   Deferred return - Seabrook Unit 1                      -            (1,875)          -           (5,623)
   Sales adjustment revenue                              3,278          1,917          9,835         5,751
   Changes in:
       Accounts receivable - net                        (4,024)       (19,417)        (9,011)      (15,540)
       Fuel, materials and supplies                       (227)          (255)        (2,262)       (2,331)
       Prepayments                                      (5,131)        (5,560)       (14,048)       (8,346)
       Accounts payable                                 (8,115)        12,812        (18,664)      (18,932)
       Interest accrued                                (12,435)       (10,846)        (1,888)       (2,710)
       Taxes accrued                                     9,852         13,854         14,639        19,056
       Other assets and liabilities                      4,842         11,966          1,461        15,523
                                                      ---------      ---------      ---------     ---------
 Total Adjustments                                      10,726         24,293         38,993        50,201
                                                      ---------      ---------      ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES               36,513         47,049         83,132        95,917
                                                      ---------      ---------      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock                                             -               950            109         1,834
 Notes payable                                          27,000        (13,390)        75,000       (20,708)
 Securities retired and redeemed, including premiums:
  Preferred stock                                         (128)          -           (15,278)         -
  Long-term debt                                       (30,000)        (5,000)       (90,333)      (67,833)
 Lease obligations                                        (599)          (590)        (1,747)       (1,738)
 Dividends
   Preferred stock                                        (750)        (1,080)        (2,909)       (3,239)
   Common stock                                         (9,718)        (9,347)       (28,802)      (27,625)
                                                      ---------      ---------      ---------     ---------
NET CASH USED IN FINANCING ACTIVITIES                  (14,195)       (28,457)       (63,960)     (119,309)
                                                      ---------      ---------      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Plant expenditures, including nuclear fuel            (16,884)       (23,966)       (44,551)      (52,918)
 Investment in debt securities                            -              -              -           94,529
                                                      ---------      ---------      ---------     ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (16,884)       (23,966)       (44,551)       41,611
                                                      ---------      ---------      ---------     ---------
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                5,434         (5,374)       (25,379)       18,219
BALANCE AT BEGINNING OF PERIOD                          17,358         34,695         48,171        11,102
                                                      ---------      ---------      ---------     ---------
BALANCE AT END OF PERIOD                               $22,792        $29,321        $22,792       $29,321
                                                      =========      =========      =========     =========
CASH PAID DURING THE PERIOD FOR:
 Interest (net of amount capitalized)                  $31,188        $28,455        $58,499       $59,927
                                                      =========      =========      =========     =========
 Income taxes                                           $8,100         $4,100        $19,000       $13,150
                                                      =========      =========      =========     =========

                     The accompanying Notes to Consolidated Financial
                Statements are an integral part of the financial statements.

             THE UNITED ILLUMINATING COMPANY

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (UNAUDITED)

    The consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 1993. Such notes are supplemented as follows:

(A)  STATEMENT OF ACCOUNTING POLICIES

RECLASSIFICATION OF PREVIOUSLY REPORTED AMOUNTS

    Certain amounts previously reported have been reclassified to conform with current year presentations.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

    The weighted average AFUDC rates applied in the first nine months of 1994 and 1993 were 8.58% and 8.75%, respectively, on a before-tax basis.

CASH AND CASH EQUIVALENTS

    For cash flow purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

PENSION AND OTHER POST-EMPLOYMENT BENEFITS

    Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Post-Employment Benefits." This statement establishes accounting standards for employers who provide benefits, such as unemployment compensation, severance benefits and disability benefits to former or inactive employees after employment but before retirement and requires recognition of the obligation for these benefits. The effect of adopting this statement is reported as a change in accounting principle and decreased earnings for common stock for the first nine months of 1994 by $1.3 million or $.09 per share.

NUCLEAR DECOMMISSIONING TRUSTS

    External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $449,000 and $404,000 during the third quarter of 1994 and 1993, respectively, into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. During the first nine months of 1994 and 1993, the Company paid $1,283,000 and $1,212,000, respectively, into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At
September 30, 1994, the Company's share of the trust fund balances,

         THE UNITED ILLUMINATING COMPANY
which included accumulated earnings on the funds, were $4.7 million and $2.2 million for Seabrook Unit 1 and Millstone
Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent
Liabilities" on the Company's Consolidated Balance Sheet.

(B)  CAPITALIZATION

  (a) COMMON STOCK

    The number of shares outstanding of the Company's common stock, no par value, at September 30, 1994 was 14,086,691.

    In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. On June 5, 1991, the DPUC approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 203,200 shares of stock at an exercise price of $30.75 per share, 2,800 shares of stock at an exercise price of $28.3125 per share, 1,800 shares of stock at an exercise price of $31.1875 per share, 4,000 shares of stock at an exercise price of $35.625 per share, 36,200 shares of stock at an exercise price of $39.5625 per share and 5,000 shares of stock at an exercise price of $42.375 per share have been granted by the Board of Directors and remain outstanding at October 31, 1994. Options to purchase 3,400 shares of stock at an exercise price of $30.75 per share were exercised during the first nine months of 1994.

  (b) RETAINED EARNINGS RESTRICTION

    The indenture under which the Company's Medium-Term Notes and Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $95 million were free from such limitations at September 30, 1994.

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

    On September 12, 1994, the Company repaid at maturity $30 million principal amount of 7.62% Notes.

          THE UNITED ILLUMINATING COMPANY

    On August 18, 1994, United Capital Funding Partnership L.P. ("United Capital"), a special purpose limited partnership in which the Company owns all of the general partner interests, was formed for the sole purpose of issuing its limited partner interests, represented by Preferred Capital Securities ("Capital Securities"), and lending the proceeds thereof to the Company in return for Junior Subordinated Deferrable Interest Debentures ("Subordinated Debentures"). United Capital and the Company have registered $100 million of Capital Securities and/or Subordinated Debentures for sale to the public from time to time, in one or more series, under the Securities Act of 1933. The Company has also registered $200 million principal amount of Notes for sale to the public from time to time, in one or more series, under the Securities Act of 1933.

(D)  ACCOUNTING FOR PHASE-IN PLAN

    The Company phased into rate base its allowable investment in Seabrook Unit 1, amounting to $640 million, during the period January 1, 1990 to January 1, 1994. In conjunction with this phase-in plan, the Company has been allowed to record a deferred return on the portion of allowable investment excluded from rate base during the phase-in period. The accumulated deferred return has been added to rate base each year since January 1, 1991 in the same proportion as the phase-in installment for that year has borne to the portion of the $640 million remaining to be phased-in. On January 1, 1994, the Company phased into rate base the remaining $74.5 million of allowable investment, plus the remaining $28.2 million of accumulated deferred return. At December 31, 1993, the Company had recorded
$62.9 million of accumulated deferred return and no additional deferred return on Seabrook Unit 1 will be recognized in income during 1994. The Company will recover the accumulated deferred return over a five-year period commencing January 1, 1995.

                   THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(E) INCOME TAXES

                                                        Three Months Ended        Nine Months Ended
                                                           September 30,            September 30,
                                                         1994         1993        1994        1993
                                                         ----         ----        ----        ----
                                                              (000's)                  (000's)
Income tax expense consists of:

Income tax provisions:
  Current
          Federal                                       $11,241     $11,539      $24,267     $22,970
          State                                           4,150       4,392        8,775       8,221
                                                        --------    --------     --------    --------
            Total current                                15,391      15,931       33,042      31,191
                                                        --------    --------     --------    --------
  Deferred
          Federal                                         4,701         155        5,816       2,218
          State                                              31       1,454       (2,924)     (1,019)
                                                        --------    --------     --------    --------
            Total deferred                                4,732       1,609        2,892       1,199
                                                        --------    --------     --------    --------
Investment tax credits                                     (190)       (190)        (571)       (571)
                                                        --------    --------     --------    --------
   Total income tax expense                             $19,933     $17,350      $35,363     $31,819
                                                        ========    ========     ========    ========

Income tax components charged as follows:
 Operating expenses                                     $20,512     $18,893      $38,218     $37,200
 Other income and deductions - net                         (579)     (1,543)      (1,899)     (5,381)
 Cumulative effect of change in accounting
  for postemployment benefits                              -           -            (956)       -
                                                        --------    --------     --------    --------
   Total income tax expense                             $19,933     $17,350      $35,363     $31,819
                                                        ========    ========     ========    ========

The following table details the components
 of the deferred income taxes:
    Accelerated depreciation                             $2,873      $2,938       $8,659      $8,347
    Tax depreciation on unrecoverable plant investment    2,042       1,844        6,127       5,864
    Conservation & load management                          626         639        1,623       1,911
    Deferred fossil fuel costs                              276        (723)         (84)     (1,191)
    Seabrook sale/leaseback transaction                   1,662       1,557       (3,702)     (3,685)
    Premiums on BEC bond redemption                        (397)       (586)      (1,222)     (1,793)
    Sales adjustment revenues                            (1,389)       (812)      (4,165)     (2,436)
    Pension benefits                                       (442)       (420)        (424)     (1,232)
    Postretirement benefits                                 117        (324)        (572)       (929)
    Postemployment benefits                                -           -            (956)       -
    Other - net                                            (636)     (2,504)      (2,392)     (3,657)
                                                        --------    --------     --------    --------
Deferred income taxes - net                              $4,732      $1,609       $2,892      $1,199
                                                        ========    ========     ========    ========

       THE UNITED ILLUMINATING COMPANY

(F) SHORT-TERM CREDIT ARRANGEMENTS

    The Company has a revolving credit agreement with a group of banks that currently extends to January 19, 1995. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, by the certificate of deposit market in New York, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of September 30, 1994, the Company had $75 million in short-term borrowings outstanding under this facility.

                   THE UNITED ILLUMINATING COMPANY

(G)  SUPPLEMENTARY INFORMATION

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                       1994       1993        1994      1993
                                       ----       ----        ----      ----
                                            (000's)               (000's)
Operating Revenues
- ------------------
 Retail-Base rates                   $176,063  $172,812     $475,671  $462,430
 Wholesale - capacity                   1,738     1,814        5,380     4,667
           - energy                     5,989    13,926       22,343    32,542
 Other                                    802       880        2,210     2,741
                                     --------  --------     --------  --------
   Total Operating Revenues          $184,592  $189,432     $505,604  $502,380
                                     ========  ========     ========  ========
Other Income and (Deductions) - net:
- -----------------------------------
 Interest and dividend income            $463    $2,528       $1,226    $3,353
 Equity earnings from Connecticut
  Yankee unit                             379       (82)       1,132       766
 Amortization of oil tank lease          (897)     (335)      (1,614)     (977)
 Miscellaneous other income
  and (deductions) - net                  699    (2,165)        (819)   (2,885)
                                     --------  --------     --------  --------
   Total Other Income
      and (Deductions) - net             $644      $(54)        $(75)     $257
                                     ========  ========     ========  ========
Other Taxes
- -----------
  Charged to:
   Operating:
     State gross earnings              $7,779    $7,905      $21,069   $21,427
     Local real estate
      and personal property             3,763     4,095       17,065    18,453
   Payroll taxes                        1,397     1,493        4,703     4,516
   Other                                 -         -               3         3
                                     --------  --------     --------  --------
                                       12,939    13,493       42,840    44,399
   Nonoperating & other accounts         (337)     (483)         115       (31)
                                     --------  --------     --------  --------
   Total Other Taxes                  $12,602   $13,010      $42,955   $44,368
                                     ========  ========     ========  ========
Other Interest Charges
- ----------------------
Notes Payable                            $806      $704       $1,705    $2,528
Amortization of debt expense
 and repurchase premiums                1,620     1,917        4,931     5,826
Other                                     307       353          796     1,110
                                     --------  --------     --------  --------
   Total Other Interest Charges        $2,733    $2,974       $7,432    $9,464
                                     ========  ========     ========  ========

        THE UNITED ILLUMINATING COMPANY

(H) PENSION AND OTHER POST-EMPLOYMENT BENEFITS

    Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Post-Employment Benefits." This statement establishes accounting standards for employers who provide benefits, such as unemployment compensation, severance benefits and disability benefits to former or inactive employees after employment but before retirement and requires recognition of the obligation for these benefits. The effect of adopting this statement is reported as a one-time charge against income in the first quarter of 1994 due to a change in accounting principle. The charge decreased earnings for common stock for the first nine months of 1994 by $1.3 million, after tax, or $.09 per share.

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

    The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity acquires and stores natural gas, coal and fuel oil for sale to the Company, and the Company purchases these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liability, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to November 1995. At September 30, 1994, approximately $6.3 million of fossil fuel purchases were being financed under this agreement.

    In January 1994, the Company restructured a lease agreement for a service facility under which the Company had recognized an obligation of approximately $19 million representing an option to purchase the facility in 1994. The restructured lease is being treated as an operating lease. The effect of restructuring the lease was a noncash financing activity during the first nine months of 1994 and therefore not reflected in the Consolidated Statement of Cash Flows. The restructuring of the lease reduced the amounts recognized as obligations under capital leases and plant in service by approximately $19 million.

(L) COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM

    The Company has entered into commitments in connection with its continuing capital expenditure program, which is presently estimated at approximately $385 million, excluding
AFUDC, for 1994 through 1998.

SEABROOK

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

        THE UNITED ILLUMINATING COMPANY

However, on February 2, 1994, the Bondholders Committee accepted a financing proposal that would inject $35 million of new ownership equity into Great Bay in return for a 60% equity ownership position. A closing of this financing transaction has been delayed, due to an unscheduled outage of the Seabrook plant in 1994 and a pending proceeding in New Hampshire relative to the appropriate level of future funding of the external nuclear decommissioning trust fund for Seabrook Unit 1. See Note (M). The bankruptcy court has confirmed a revised reorganization plan for Great Bay based upon the alternate financing structure. The bankruptcy court has also approved an agreement among Great Bay, the Bondholders Committee, UI and The Connecticut Light and Power Company (CL&P), under which UI and CL&P have been making, as needed until the reorganization plan becomes effective, advance payments against their respective future monthly Seabrook payment obligations. The maximum aggregate amount of advance payments by UI and CL&P that may be outstanding at any time under this agreement is $20 million, of which UI's share is $8 million. At October 31, 1994, $4.3 million of the Company's advances remained outstanding. This agreement can be terminated by UI and CL&P upon thirty days notice or upon failure of the reorganization process to achieve certain milestones by specified dates. UI is unable to predict what impact, if any, failure of the reorganization plan to become effective will have on the operating license for Seabrook Unit 1, or what other actions UI and the other joint owners of the unit may be required to take in response to developments in this bankruptcy proceeding as it may affect Seabrook.

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

         THE UNITED ILLUMINATING COMPANY

OTHER COMMITMENTS AND CONTINGENCIES

                         HYDRO-QUEBEC

    The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase II of this facility, in which UI has a 5.45% participating share, has increased the capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. The Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. Currently, the Company's guarantee liability for this debt amounts to approximately $9.4 million.

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

        THE UNITED ILLUMINATING COMPANY

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

    New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) established $345 million (in 1993 dollars) as the decommissioning cost estimate for Seabrook Unit 1. This estimate premises the prompt removal and dismantling of the Unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the third quarter of 1994 and 1993 was $335,000 and $322,000, respectively.
UI's share of the decommissioning payments made during the first nine months of 1994 and 1993 was $1,004,000 and $965,000, respectively. UI's share of the fund at September 30, 1994 was approximately $4.7 million.

    Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. Current decommissioning cost estimates for Millstone Unit 3 and Connecticut Yankee are $421 million (in 1994 dollars) and $324 million (in 1994 dollars), respectively. These estimates premise the prompt removal and dismantling of each unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to decommissioning trust funds managed by Northeast Utilities. UI's share of the Millstone Unit 3 decommissioning payments made during the third quarter of 1994 and 1993 was $115,000 and $82,100, respectively. UI's share of the Millstone
Unit 3 decommissioning payments made during the first nine months of 1994 and 1993 was $279,000 and $246,000, respectively. UI's share of the fund at September 30, 1994 was approximately $2.2 million. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $316,000 and $302,000 were funded by UI during the third quarter of 1994 and 1993, respectively, and decommissioning costs of $943,000 and $486,000 were funded during the first nine months of 1994 and 1993, respectively. UI's share of the fund at September 30, 1994 was approximately $10.4 million.

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

    However, the Company's financial condition will continue to be dependent on the level of retail and wholesale sales. The three primary factors that affect sales volume are economic conditions, competition and weather. The regional recession has restricted retail sales growth and been largely responsible for a weak wholesale sales market during the past two years. Sales increases due to economic recovery would help to increase the Company's earnings. The DPUC has completed a proceeding that investigated whether retail electric transmission service ("retail wheeling") should be permitted in Connecticut. Among other things, the DPUC concluded that the introduction of open generation competition for retail sales is not in the best interests of the affected constituencies, State energy policy, or the economy of the State of Connecticut. In addition, the DPUC recommended that Connecticut utilities should prepare for the eventuality of either retail wheeling or some other form of competition that is more intense than the current franchise framework.

    A major factor affecting the Company's financial condition and its ability to compete in the future will be the Company's ability to control expenses. A significant reduction in interest expense has been achieved since 1989, and additional savings of $9 million are expected in 1994 due to debt refinancing. Since 1990, annual growth in total operation and maintenance expense, excluding one-time items and cogeneration capacity purchases, has averaged approximately 2.7%, and the Company hopes to restrict future increases to less than the rate of inflation.

                     CAPITAL EXPENDITURE PROGRAM

    The Company's 1994-1998 capital expenditure program, excluding allowance for funds used during construction (AFUDC) and its effect on certain capital related items, is presently budgeted as follows:

                            1994        1995        1996        1997       1998      Total
                            ----        ----        ----        ----       ----      -----
                                                (000's)
Production                 $17,625     $20,868     $25,716     $14,964    $18,120   $ 97,293
Distribution                17,548      20,328      15,912      18,360     18,444     90,592
Transmission                12,686      15,648      10,704      10,404     16,320     65,762
Conservation and
  Load Management           11,119      11,436      10,872       9,744      9,324     52,495
Nuclear Fuel                 3,790       6,792      11,280       1,248     11,820     34,930
Other                        8,374      13,656       8,244       6,000      7,368     43,642
                           -------    --------     -------     -------    -------   --------

 Total Expenditures        $71,142    $ 88,728     $82,728     $60,720    $81,396   $384,714
                           =======    ========     =======     =======    =======   ========

AFUDC (Pre-tax)             $3,645      $2,881      $2,447      $1,725     $2,165
Capitalized Interest         3,133       3,633       3,141       2,242      2,835
Book Depreciation           55,629      59,308      63,423      67,484     70,137
Decommissioning (1)          2,554       2,898       2,985       2,001      2,097
Normalized Tax
  Depreciation              32,189      35,363      37,188      39,082     40,470
Accelerated Tax
  Depreciation              74,798      70,293      59,897      60,675     60,557
Amortization of Deferred
 Return on Seabrook
 Unit 1 Phase-In (2)          0        (12,635)    (12,635)    (12,635)   (12,635)

Estimated Rate Base
 (end of period)        $1,258,255  $1,232,157  $1,257,565  $1,249,100 $1,221,743

(1) Steel Point Station environmental remediation costs of $1,075,000 per year are included each year through 1996.

(2) Deferred return will be amortized over the period 1995-1999.

              LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1994, the Company had $22.8 million of cash and temporary cash investments, a decrease of $25.4 million from the balance at December 31, 1993. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                               (Millions)
                                                               ----------
     Balance, December 31, 1993                                 $   48.2

     Net cash provided by operating activities                      83.1

     Net cash provided by (used in) financing activities:
     - Financing activities, excluding dividend payments           (32.2)
     - Dividend payments                                           (31.7)

     Cash invested in plant, including nuclear fuel                (44.6)
                                                                --------

                         Net Decrease                              (25.4)
                                                                --------
     Balance, September 30, 1994                                $   22.8
                                                                ========

    The Company's capital requirements are presently projected as follows:

                                  1994      1995     1996      1997      1998
                                  ----      ----     ----      ----      ----
                                                    (000's)
Capital Expenditure Program    $ 71,142  $ 88,728  $82,728  $ 60,720  $ 81,396
Long-term Debt Maturities        53,000    97,000   -         50,000   100,000
Mandatory Redemptions/Repayments 60,333    66,134   12,770    15,171    15,562
Optional Redemptions             15,150       -        -         -         -
                               --------  --------  -------  --------  --------

Total Capital Requirements     $199,625  $251,862  $95,498  $125,891  $196,958
                               ========  ========  =======  ========  ========

    The Company presently estimates that its cash on hand and temporary cash investments at the beginning of 1994, totaling $48.2 million, and its projected net cash provided by operations, less dividends, of $117.4 million will be sufficient to fund the Company's entire capital expenditure program of $71.1 million and $94.5 million of the $128.5 million necessary to satisfy the 1994 requirements for maturing long-term debt and mandatory and optional redemptions and repayments. The Company presently estimates that its projected net cash provided by operations for 1995, less dividends, of $112.2 million will be sufficient to fund the Company's entire capital expenditure program of $88.7 million and $23.5 million of the $163.1 million necessary to satisfy the 1995 requirements for maturing long-term debt and mandatory redemptions and repayments. The Company presently estimates that its projected net cash provided by operations for 1996 through 1998, less dividends, of about $290 million, will be sufficient to fund the entire capital expenditure program of about $225 million and about $65 million of the $193.6 million necessary to satisfy the Company's 1996 through 1998 requirements for maturing long-term debt and mandatory redemptions and repayments.
See Note (B)-Capitalization, (d) Long-Term Debt.

    All of the Company's capital requirements that exceed available cash and the proceeds of these new debt securities offerings will have to be provided by external financing. Although the Company has no commitment to provide such financing from any source of funds, the Company expects to be able to satisfy its external financing needs by issuing common stock, preferred stock and additional short-term and long-term debt, although the continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and the level of the Company's income and cash flow.

    The Company has a revolving credit agreement with a group of banks that currently extends to January 19, 1995. The borrowing limit of this facility is $75 million. This facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, by the certificate of deposit market in New York, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of September 30, 1994, the Company had $75 million in short-term borrowings outstanding under this facility.

    The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity acquires and stores natural gas, coal and fuel oil for sale to the Company, and the Company purchases these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liability, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement, currently extends to November 1995. At September 30, 1994, approximately $6.3 million of fossil fuel purchases were being financed under this agreement.

    UI has three wholly-owned subsidiaries. Research Center, Inc. has been formed to participate in the development of one or more regulated power production ventures, including possible participation in arrangements for the future development of independent power production and cogeneration facilities. United Energy International, Inc. was formed to facilitate participation in a proposed joint venture relating to power production plants abroad that has not gone forward. United Resources, Inc. (URI) serves as the parent corporation for UI's unregulated businesses, each of which is incorporated separately to participate in business ventures that will complement and enhance UI's electric utility business and serve the interests of the Company and its shareholders and customers. On September 29, 1994, Bridgeport Electric Company, a single-purpose corporation wholly-owned by UI ("BEC"), which owned and leased to UI a generating unit at Bridgeport Harbor Station, was merged with and into UI. UI has assumed all of BEC's debts and obligations, including $54 million principal amount of BEC's outstanding 9.44% First Mortgage Bonds, Series B and approximately $55 million principal amount of BEC's outstanding 10.32% First Mortgage Bonds, Series C (collectively, the "BEC First Mortgage Bonds").

    Four wholly-owned subsidiaries of URI have been incorporated. Souwestcon Properties, Inc. (SPI) participated as a 25% partner in the ownership of a medical hotel building in New Haven, which has recently been sold. SPI no longer owns any property and is currently inactive.
A second wholly-owned subsidiary of URI is Thermal Energies, Inc., which is participating in the development of district heating and cooling facilities in the downtown New Haven area, including the energy center for a new office tower and participation as a 37% partner in the energy center for a new city hall and office tower complex. A third URI subsidiary, Precision Power, Inc., provides power-related equipment and services to the owners of commercial buildings and industrial facilities. A fourth URI subsidiary, American Payment Systems, Inc., manages agents and equipment for electronic data processing of bill payments made by customers of utilities, including UI, at neighborhood businesses. In addition to these subsidiaries, URI also has an 82% ownership interest in Ventana Corporation, which offers energy conservation engineering and project management services to governmental and private institutions.

    The Board of Directors of the Company has authorized the investment of a maximum of $18.0 million, in the aggregate, of the Company's assets in all of URI's ventures, UEI and RCI, and, at September 30, 1994, approximately $ 13.5 million had been so invested.

                     RESULTS OF OPERATIONS

Third Quarter 1994  vs. Third Quarter 1993
- ------------------------------------------

    Earnings for the third quarter of 1994 were $25.0 million, or $1.78 per share, an increase of $3.4 million, or $.24 per share, from the third quarter of 1993.

    Retail operating revenues increased about $3.3 million in the third quarter over the prior year. Retail revenues increased $4.6 million from rate changes granted by the Department of Public Utility Control effective January 1, 1994 ($13 million expected for the full year). The rate decision also required the amortization of the remaining portion of deferred revenue for sales adjustments, which reduced retail revenues by $1.4 million ($5.4 million expected for the year). Revenues to recover "pass-through" of charges for certain expense changes, including fossil fuel, were minimal.

    There was virtually no retail kilowatt-hour sales change over the prior year. Weather was cooler than last year, which would have produced about a 0.7% retail kilowatt-hour sales decline had it not been for "real" kilowatt-hour sales growth of about 0.8%. The "real" kilowatt-hour sales growth marked the fifth consecutive quarter of "real" kilowatt-hour sales growth, i.e. not attributable to abnormal weather, that the Company has experienced. Weather for the third quarter of 1994 was hotter than "normal", which produced revenues of about $2.1 million and sales margin (revenue minus fuel expense and revenue based taxes) of about $1.5 million.

    Wholesale "capacity" revenues decreased slightly from the prior year's level. Wholesale "energy" revenues are a direct offset to fuel expense and do not contribute to sales margin. These energy revenues, as well as the associated fuel expense, decreased by $7.9 million as a result of lower demand by other New England utilities.

    Retail fuel and energy expenses decreased $0.2 million in the third quarter of 1994 from the prior year. Of this, $0.6 million resulted from a net reduction of retail energy expenses from lower nuclear fuel prices partly offset by unscheduled outages at the Seabrook and Connecticut Yankee nuclear power plants. (Seabrook returned to service at the end of July and Connecticut Yankee in the middle of August.) There were other offsetting retail fuel and energy expense increases of $0.4 million.

    Operating expenses for operations, maintenance and purchased capacity charges decreased by $1.7 million compared to the third quarter of 1993. Purchased capacity was $1.4 million lower than 1993, due to the absence of any scheduled outage at the Connecticut Yankee nuclear power plant compared to four weeks of scheduled outage in the third quarter of 1993. Operation and maintenance expense decreased by a net $0.3 million, reflecting $2.2 million of reductions ($1.0 million due to the Company's 1993 reorganization and early retirement program that is being phased-in over 1994 and $1.2 million from outsourcing certain services, slightly lower transmission costs and other items), offset by a $1.9 million increase from higher costs at the Company's fossil plants due to scheduled maintenance.

    Other operating expenses increased in the third quarter of 1994 from the third quarter of 1993. Operating income taxes increased overall from higher taxable income partly offset by additional tax benefits gained from adding the fifth and final Seabrook phase-in increment to rate base that associated more of the interest tax deduction with rate base and operating income (shifted from "other income"). Depreciation expense increased somewhat less than planned and property taxes declined due to lower tax rates resulting from the phase-ins of residential property tax increases.

    Other income and (deductions) decreased $2.2 million in the third quarter of 1994 from the third quarter of 1993, due principally to the elimination of the deferred returns (after-tax and not representing current cash income) related to the portion of the cost of Seabrook Unit 1 that had not been in the Company's rate base in 1993 and the elimination of the income tax benefits associated with the interest costs of carrying that portion of the unit's cost. The revenue to support the increased rate base in 1994, and the income tax benefits of the associated cost of debt, are reflected in operating revenues and expenses.

    Interest costs and preferred stock dividends declined by $2.2 million in the third quarter of 1994 from the third quarter of 1993 (about $9 million is projected for the year).

Nine Months 1994 vs. Nine Months 1993
- -------------------------------------

    Earnings for the first nine months of 1994 were $41.6 million, or $2.95 per share, a decrease of $0.9 million, or $.07 per share, from the first nine months of 1993. Absent a one-time accounting change (charge) of $1.3 million, or $.09 per share, to implement Statement of Financial
Accounting Standards (SFAS) No. 112 in the first quarter of 1994, earnings from operations increased $0.4 million, or $.02 per share, to $42.9 million, or $3.04 per share.

    Retail operating revenues increased about $13.2 million for the first nine months of 1994 over the prior year period. Retail revenues increased $10.6 million from rate changes granted by the Department of Public Utility Control effective January 1, 1994 ($13 million expected for the full year). The rate decision also required the amortization of the remaining portion of deferred revenue for sales adjustments, which reduced retail revenues by $4.1 million ($5.4 million expected for the year). Revenues to recover "pass-through" charges for certain expense changes, including fossil fuel, were minimal.

    Retail kilowatt-hour sales for the first nine months of 1994 increased 1.7% over the prior year, which led to additional retail revenues of $6.3 million and additional sales margin (revenue minus fuel expense and revenue based taxes) of $4.4 million. Weather was more severe in 1994 than 1993, contributing about 1.0% to the kilowatt-hour sales growth and $3.2 million to the revenue increase. Weather for the first nine months of 1994 was more severe than "normal", which produced revenues of about $6.7 million and sales margin of about $4.6 million.

    Wholesale "capacity" revenues increased by $0.7 million from the 1993 level. Wholesale "energy" revenues, as well as the associated fuel expense, decreased by $10.2 million.

    Retail fuel and energy expenses increased $3.1 million for the first nine months of 1994 over the prior year period.
Of this, $4.4 million resulted from Seabrook outages, $1.6 million resulted from higher retail kilowatt-hour sales, and there were offsetting fuel expense reductions of $2.9 million.

    Operating expenses for operations, maintenance and purchased capacity charges increased by $7.0 million
compared to the first nine months of 1993.    Purchased
capacity was $2.1 million lower than 1993, due to the absence of a scheduled outage at the Connecticut Yankee nuclear plant compared to ten weeks of scheduled outage in 1993, only partly offset by the costs associated with eleven weeks of unscheduled outages at the plant in the first and third quarters of 1994 and increased generation from a cogeneration facility, also in the first and third quarters. Operation and maintenance increased $9.1 million. About $6.6 million of this was from higher repair costs at the Seabrook nuclear plant, reflecting nine weeks of scheduled outage and ten weeks of unscheduled outage in 1994. The plant returned to service on July 31. Other factors increasing operation and maintenance expense in the first nine months of 1994 compared to 1993 were higher costs at the Company's fossil plants, reflecting scheduled maintenance.

    Other operating expenses increased in the first nine months of 1994 from the first nine months of 1993 due to higher depreciation and income taxes.

    Other income and (deductions) decreased $9.2 million for the nine months of 1994 from the prior year period, due principally to the elimination of the deferred returns (after-tax and not representing current cash income) related to the portion of the cost of Seabrook Unit 1 that had not been in the Company's rate base in 1993 and the elimination of the income tax benefits associated with the interest costs of carrying that portion of the unit's cost. The revenue to support the increased rate base in 1994, and the income tax benefits of the associated cost of debt, are reflected in operating revenues and expenses.

    Interest costs and preferred stock dividends decreased by $7.4 million compared to the first nine months of 1993
(about $9 million is projected for the year).


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

    The Company's financial condition will continue to be dependent on the level of retail and wholesale sales. The three primary factors that affect sales volume are economic conditions, competition and weather. The regional recession has restricted retail sales growth and been largely responsible for a weak wholesale sales market during the past two years. Sales increases due to economic recovery would help to increase the Company's earnings. A 1% increase in sales (customers, demand and energy) would add about $6 million in revenue and about $5 million in sales margin (revenue minus fuel expense and revenue-based taxes). Wholesale capacity sales are expected to be approximately $7 million in 1994. The DPUC has completed a proceeding that investigated whether retail electric transmission service ("retail wheeling") should be permitted in Connecticut. Among other things, the DPUC concluded that the introduction of open generation competition for retail sales is not in the best interests of the affected constituencies, State energy policy, or the economy of the State of Connecticut. In addition, the DPUC recommended that Connecticut utilities should prepare for the eventuality of either retail wheeling or some other form of competition that is more intense than the current franchise framework.

    A major factor affecting the Company's financial condition and its ability to compete in the future will be the Company's ability to control expenses. Fuel expense, excluding wholesale fuel expense, is expected to remain at approximately the 1993 level during 1994, reflecting significantly lower nuclear fuel prices offset by the extended Seabrook outage. Also, significant reductions in interest expense have been achieved since 1989 due to debt refinancing and the Company expects additional savings of about $9 million in 1994 compared to 1993 and an additional
$4 million in 1995. For 1994, operation and maintenance expenses are expected to increase from normal inflationary pressures, but these increases should be substantially offset by savings from the phase-in of the Company's corporate structure reorganization. Since 1990, annual growth in total operation and maintenance expense, excluding one-time items and cogeneration capacity purchases, has averaged approximately 2.7%, and the Company hopes to restrict future increases to less than the rate of inflation.

    The final portion of the cost of Seabrook Unit 1 has been added to rate base (and retail revenues) for 1994. This will eliminate deferred revenues of $7.4 million (after-tax) booked in 1993 for the cost of the Seabrook plant excluded from rate base.

    Compared to 1993, the Company had expected 1994 quarterly earnings from operations to shift somewhat to the third and fourth quarters from the first and second quarters, due primarily to the major refueling outage at the Seabrook nuclear plant in the second quarter of 1994, while the nuclear outages in 1993, involving the Company's smaller entitlements in other nuclear plants, occurred in the second and third quarters. Also, the Company expects the timing of overhauls for fossil plants in 1994, compared to a major overhaul in the fourth quarter of 1993, to contribute to the shift. The rate increase granted by the DPUC, effective January 1, 1994, continued the shift that has been occurring in recent years to summer seasonal pricing. While second quarter 1994 earnings from operations were lower than the second quarter 1993 earnings, as expected, increased retail sales in the first quarter of 1994 compared to the first quarter of 1993 (due primarily to colder weather) maintained earnings at a level similar to the 1993 quarter.

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

Item 5.  Other Events

    On September 29, 1994, the Registrant's wholly-owned subsidiary, Bridgeport Electric Company, a single-purpose corporation owning and leasing to the Registrant a generating unit at the Registrant's Bridgeport Harbor Station, was merged with and into the Registrant. The Registrant was the corporation surviving the merger, and it has assumed all of Bridgeport Electric Company's debts and obligations, including, without limitation, Bridgeport Electric Company's obligations to the holders of its outstanding 9.44% First Mortgage Bonds, Series B, in the principal amount of $54 million, and its outstanding 10.32% First Mortgage Bonds, Series C, in the principal amount of $55.333 million. The holders of the Series B and Series C First Mortgage Bonds have retained their first mortgage lien on the generating unit securing their bonds.

Item 6.  Exhibits and Reports on Form 8-K.

      Exhibit
      Table Item  Exhibit
       Number     Number               Description
      ----------  -------              -----------

        (12)        12*      Statement Showing Computation of
                             Ratios of Earnings to Fixed Charges
                             and Ratios of Earnings to Combined
                             Fixed Charges and Preferred Stock
                             Dividend Requirements (Twelve Months
                             Ended September 30, 1994 and Twelve
                             Months Ended December 31, 1993,
                             1992, 1991, 1990 and 1989

        (27)        27       Financial Data Schedule

      *Annexed as Exhibit No. 12 to Amendment No. 1 to
      Registration Statement No. 33-55461, effective
      October 31, 1994, and incorporated herein by reference.

      (b)  Reports on Form 8-K

            Item        Financial      Date of
           Reported    Statements      Report
           --------    ----------      -------

               5           None     September 29, 1994

                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   THE UNITED ILLUMINATING COMPANY




Date     11/10/94       Signature      /s/ Kurt Mohlman
    -----------------            ---------------------------------
                                           Kurt Mohlman
                                       Treasurer and Secretary





                        Signature     /s/ James L. Benjamin
                                 ---------------------------------
                                         James L. Benjamin
                                       Chief Accounting Officer

EXHIBIT INDEX


(a)  Exhibits

Exhibit
Table Item        Exhibit
Number             Number            Description                   Page No.
- ----------        -------            -----------                   --------

   27               27           Financial Data Schedule