Form 10-K
period 1994-12-31
UNITED ILLUMINATING CO
filed 1995-03-08
CIK 101265

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             ___________


                              FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

The aggregate market value of the registrant's voting stock held by non-affiliates on February 28, 1995 was $465,741,221, computed on the basis of the average of the high and low sale prices of said stock reported in the listing of composite transactions for New York Stock Exchange listed securities, published in The Wall Street Journal on March 1, 1995.

The number of shares outstanding of the registrant's only class of common stock, as of February 28, 1995, was 14,086,691.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                          Part of this Form 10-K into
      Document                            which document is incorporated
      --------                            ------------------------------
Definitive Proxy Statement, dated
March 29, 1995, for Annual Meeting of the
Shareholders to be held on May 17, 1995.               III

                     THE UNITED ILLUMINATING COMPANY
                                FORM 10-K
                              December 31, 1994

                              TABLE OF CONTENTS
                                                                       PAGE
                                                                       ----
GLOSSARY                                                                 4

PART I

 Item 1.   Business.                                                     6

 - General                                                               6

 - Franchises, Regulation and Competition                                6

   - Franchises                                                          6

   - Regulation                                                          7

   - Competition                                                         7

 - Rates                                                                 8

 - Financing                                                             9

 - Fuel Supply                                                          11

   - Fossil Fuel                                                        11

   - Nuclear Fuel                                                       12

 - Arrangements with Other Utilities                                    12

   - Hydro-Quebec                                                       13

 - Environmental Regulation                                             13

 - Employees                                                            16

 Item 2.  Properties.                                                   17

 - Generating Facilities                                                17

   - Tabulation of Peak Loads, Resources, and Margins                   18

 - Transmission and Distribution Plant                                  19

 - Capital Expenditure Program                                          21

 - Nuclear Generation                                                   22

   - General                                                            22

   - Insurance Requirements                                             22

   - Waste Disposal and Decommissioning                                 23

 Item 3.  Legal Proceedings.                                            24

 Item 4.  Submission of Matters to a Vote of Security Holders.          25

 Executive Officers of the Company                                      26

                                                                       PAGE
                                                                       ----
PART II

 Item 5.  Market for the Company's Common Equity and Related
          Stockholder Matters.                                          29

 Item 6.  Selected Financial Data.                                      30

 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                          34

 - Major Influences on Financial Condition                              34

 - Liquidity and Capital Resources                                      34

 - Results of Operations                                                36

 - Outlook                                                              38

 - Inflation                                                            39

 Item 8.  Financial Statements and Supplementary Data.                  40

 - Consolidated Statements for the Years Ended December 31,
   1994, 1993 and 1992                                                  40

   - Income Statement                                                   40

   - Cash Flows                                                         41

   - Balance Sheet                                                      42

   - Retained Earnings                                                  44

 - Notes to Consolidated Financial Statements                           45

   - Statement of Accounting Policies                                   45

   - Capitalization                                                     49

   - Rate-Related Regulatory Proceedings                                53

   - Accounting for Phase-in Plan                                       54

   - Income Taxes                                                       55

   - Short-Term Credit Arrangements                                     56

   - Supplementary Information                                          58

   - Pension and Other Benefits                                         59

   - Jointly Owned Plant                                                62

   - Unamortized Cancelled Nuclear Project                              63

   - Fuel Financing Obligations and Other Lease Obligations             63

   - Commitments and Contingencies                                      64

     - Capital Expenditure Program                                      64

     - Seabrook                                                         64

     - Nuclear Insurance Contingencies                                  64

                                                                       PAGE
                                                                       ----
PART II (CONTINUED)

     - Other Commitments and Contingencies                              65

       - Hydro-Quebec                                                   65

       - Reorganization Charge                                          65

       - Site Remediation Costs                                         66

       - Property Taxes                                                 66

       - Environmental Concerns                                         66

   - Nuclear Fuel Disposal and Nuclear Plant Decommissioning            66

   - Property Tax Settlement                                            68

   - Fair Value of Financial Instruments                                69

   - Quarterly Financial Data (Unaudited)                               70

 Report of Independent Accountants                                      71

 Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures.                         72



PART III

 Item 10.  Directors and Executive Officers of the Company              72

 Item 11.  Executive Compensation.                                      72

 Item 12.  Security Ownership of Certain Beneficial Owners
           and Management.                                              72

 Item 13.  Certain Relationships and Related Transactions.              72



PART IV

 Item 14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K.                                         73

 Consent of Independent Accountants                                     79

 Signatures                                                             80

GLOSSARY

    Certain capitalized terms used in this Annual Report have the following meanings, and such meanings shall apply to terms both singular and plural unless the context clearly requires otherwise:

 "AFUDC" means allowance for funds used during construction.

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

 "NDFC" means the Nuclear Decommissioning Finance Committee.

 "NEPOOL" means the New England Power Pool.

 "NRC" means the United States Nuclear Regulatory Commission.

 "PCBs" means polychlorinated biphenyls.

 "Preferred Stock" means capital stock of the Company having preferential dividend and liquidation rights over shares of the Company's other classes of capital stock.

 "RCI" means Research Center, Inc., a wholly-owned subsidiary of UI.

 "RCRA" means the federal Resource Conservation and Recovery Act.

 "Seabrook Unit 1" means nuclear generating unit No. 1 located in Seabrook, New Hampshire, which is jointly owned by UI and eleven other New England electric utilities.

 "SEC" means Securities and Exchange Commission.

 "SO2" means sulfur dioxide.

 "SPI" means Souwestcon Properties, Inc., a wholly-owned subsidiary of URI.

 "TSCA" means the federal Toxic Substances Control Act.

 "UEI" means United Energy International, Inc., a wholly-owned subsidiary of UI.

 "UI" or "Company" means The United Illuminating Company.

 "URI" means United Resources, Inc., a wholly-owned subsidiary of UI.

                           PART I

Item 1. Business.

                          GENERAL

  The United Illuminating Company is an operating electric public utility company, incorporated under the laws of the State of Connecticut in 1899. It is engaged principally in the production, purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut. The population of this area is approximately 711,000 or 22% of the population of the State. The service area, largely urban and suburban in character, includes the principal cities of Bridgeport (population 142,000) and New Haven (population 130,000) and their surrounding areas. Situated in the service area are retail trade and service centers, as well as large and small industries producing a wide variety of products, including helicopters and other transportation equipment, electrical equipment, chemicals and pharmaceuticals. Of the Company's 1994 retail electric revenues, approximately 41% was derived from residential sales, 40% from commercial sales, 17% from industrial sales and 2% from other sales.

  UI has three wholly-owned subsidiaries. Research Center, Inc. (RCI) has been formed to participate in the development of one or more regulated power production ventures, including possible participation in arrangements for the future development of independent power production and cogeneration facilities. United Energy International, Inc.
(UEI) was formed to facilitate participation in a joint venture relating to power production plants abroad. United Resources, Inc. (URI) serves as the parent corporation for several unregulated businesses, each of which is incorporated separately to participate in business ventures that will complement and enhance UI's electric utility business and serve the interests of the Company and its shareholders and customers.

  Four wholly-owned subsidiaries of URI have been incorporated. Souwestcon Properties, Inc. (SPI) participated as a 25% partner in the ownership of a medical hotel building in New Haven, which has recently been sold. SPI no longer owns any property and is currently inactive.
A second wholly-owned subsidiary of URI is Thermal Energies, Inc., which is participating in the development of district heating and cooling facilities in the downtown New Haven area, including the energy center for an office tower and participation as a 37% partner in the energy center for a city hall and office tower complex. A third URI subsidiary, Precision Power, Inc., provides power-related equipment and services to the owners of commercial buildings and industrial facilities. A fourth URI subsidiary, American Payment Systems, Inc., manages agents and equipment for electronic data processing of bill payments made by customers of utilities, including UI, at neighborhood businesses. In addition to these subsidiaries, URI also has a 90% ownership interest in Ventana Corporation, which offers energy conservation engineering and project management services to governmental and private institutions.

  The Board of Directors of the Company has authorized the investment of a maximum of $18.0 million, in the aggregate, of the Company's assets in all of URI's ventures, UEI and RCI, and, at December 31, 1994, approximately $14.5 million had been so invested.

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

  The Company is a holder of licenses under the Atomic Energy Act of 1954, as amended, and, as such, is subject to the jurisdiction of the United States Nuclear Regulatory Commission (NRC), which has broad regulatory and supervisory jurisdiction with respect to the construction and operation of nuclear reactors, including matters of public health and safety, financial qualifications, antitrust considerations and environmental impact. Connecticut Yankee Atomic Power Company (Connecticut Yankee) is also subject to this NRC regulatory and supervisory jurisdiction. See Item 2. Properties - "Nuclear Generation".

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

  Although UI has not historically been a major wholesale supplier of bulk electric power (power sold to other utilities), it has marketed generating capacity and energy aggressively in recent years, seeking to sell outside its service territory the power it produces in excess of the present needs of its own customers that became available when Seabrook Unit 1 commenced operating in 1990. Due to a general oversupply of power in the New England region and the region's slow economic growth, the Company's wholesale sales efforts have faced increasing competition; and new wholesale sales opportunities are expected to remain relatively weak during the near term. Moreover, competition in this market can be expected to increase by reason of the federal Energy Policy Act of 1992, which was designed to foster competition in the wholesale market by facilitating the ownership and operation of independently-owned generating facilities and authorizing the FERC to order electric utilities to furnish transmission service to the owners of these generating facilities. Competition may also increase in the wholesale power market due to the entry of brokers and marketers, who buy and sell generating capacity and energy without owning or operating any generating or transmission facilities.

  In UI's principal market, retail sales of electricity in the Company's franchised service territory, competitive pressures are rising from several sources. Industrial and large commercial customers may have the ability to own and operate facilities that generate their own electric energy requirements. If these facilities satisfy certain statutory requirements, UI can be required to purchase their output at UI's avoided cost. These customers may also substitute natural gas or oil for electricity as fuel for heating and cooling purposes, and industrial customers may have the option of relocating their facilities to a lower-cost environment. As a result of these pressures, and with the approval of the DPUC, UI offers special rate and service agreements to induce industrial and large commercial customers to remain on the Company's system. However, to the extent that the Company loses revenues from customers leaving the system or paying for service under special rate or service agreements, the Company's only opportunity to replace such revenues will be through increased wholesale sales and retail sales growth. The Company is not capitalizing these "lost" revenues for future rate recovery and has stated publicly that it does not plan to seek retail rate increases for the foreseeable future.

  The legislatures and regulatory commissions in several states have considered or are considering "retail wheeling." This, in general terms, means the transmission by an electric utility of energy produced by another entity over the utility's transmission and distribution system to a retail customer in the utility's own service territory. A retail wheeling requirement would have the effect of permitting retail customers to purchase electric capacity and energy, at the election of such customers, from the electric utility in whose service area they are located or from any other electric utility or independent power producer. The DPUC has completed a proceeding that investigated whether retail wheeling should be permitted in Connecticut. Among other things, the DPUC concluded that the introduction of open competition for retail sales is not in the best interests of the affected constituencies, State energy policy, or the economy of the State of Connecticut. Nevertheless, the DPUC recommended that Connecticut utilities should prepare for the eventuality of either retail wheeling or some other form of competition that is more intense than the current franchise framework.

                             RATES

  The Company's retail electric service rates are subject to regulation by the DPUC.

  UI's present general retail rate structure consists of various rate and service classifications covering residential, commercial, industrial and street lighting services.

  On December 16, 1992, the DPUC approved levelized rate increases of 2.66% ($15.8 million) in 1993 and 2.66% (an additional $17.3 million) in 1994, including allowed conservation and load management program revenue increases.
However, the Company has realized increased revenues of $12.1 million and $12.5 million in 1993 and 1994, respectively, as a result of these rate increases.

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

  The Company is allowed revenue increases for conservation and load management expenditures through a Conservation
Adjustment Mechanism (CAM) in its retail rates, and accordingly expects a revenue increase in 1995 of $6 million, or 1%, through operation of the CAM. Except for CAM revenue increases, the Company has stated publicly that it does not plan to seek any retail rate increases for the foreseeable future.

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

                          FINANCING

  The Company's capital requirements are presently projected as follows:

                                 1995     1996      1997     1998      1999
                                 ----     ----      ----     ----      ----
                                                   (000's)
Capital Expenditure Program   $ 75,840  $76,176  $ 51,816  $ 60,768  $ 92,880
Long-term Debt Maturities       97,000     -       50,000   100,000   100,000
Mandatory Redemptions
/Repayments                     66,133   12,770    15,171    15,562    15,988
                               -------   ------   -------   -------   -------
Total Capital Requirements    $238,973  $88,946  $116,987  $176,330  $208,868
                              ========  =======  ========  ========  ========

  The Company presently estimates that its cash on hand and temporary cash investments at the beginning of 1995, totaling $11.4 million, and its projected net cash provided by operations, less dividends, of $105.3 million, will be sufficient to fund the Company's entire capital expenditure program of $75.8 million and $40.9 million of the $163.1 million necessary to satisfy the 1995 requirements for long-term debt maturities and mandatory long-term debt redemptions and repayments. The Company presently estimates that its projected net cash provided by operations, less dividends, of $97.7 million, will be sufficient to fund the Company's entire capital expenditure program of $76.2 million and all of the Company's 1996 requirements for mandatory redemptions and repayments of $12.8 million. The Company presently estimates that its projected net cash provided by operations, less dividends, of $282.0 million, will be sufficient to fund the Company's entire capital expenditure program of $205.5 million and $76.5 million of the $296.7 million necessary to satisfy the 1997 through 1999 requirements for long-term debt maturities and mandatory long-term debt redemptions and repayments.

  All of the Company's capital requirements that exceed available cash will have to be provided by external financing. Although the Company has no commitment to provide such financing from any source of funds, other than a $225 million revolving credit agreement with a group of banks, described below, the Company expects to be able to satisfy its external financing needs by issuing common stock, preferred stock and additional short-term and long-term debt, although the continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and the level of the Company's income and cash flow.

  In January 1994, the Company repaid $55.3 million principal amount of maturing 10.32% First Mortgage Bonds of Bridgeport Electric Company, a wholly-owned subsidiary of the Company that was subsequently merged with and into the Company, and a $5 million 13.1% term loan. These repayments were made with a portion of the net proceeds from the issuance and sale, in December 1993, of $100 million five-year and one month Notes at a coupon rate of 6.20%.

  On September 12, 1994, the Company repaid at maturity $30 million principal amount of 7.62% Notes. In addition, on November 1, 1994, December 2, 1994 and January 17, 1995, the Company repaid at maturity $13 million, $10 million and $50 million principal amounts of 7.20%, 6.82% and 6.0% Notes, respectively.

  On October 1, 1994 and December 1, 1994, the Company redeemed the remaining $110,000 and $3,830,000 principal amounts of 14 1/2% 1984 Series, and 14 1/2% 1984 Series B,
Pollution Control Revenue Bonds, respectively, at a 3% premium.

  On January 17, 1995 and February 15, 1995, the Company repaid $55.3 million and $10.8 million principal amounts of maturing 10.32% and 9.44% First Mortgage Bonds of Bridgeport Electric Company, a wholly-owned subsidiary of the Company that was merged with and into the Company in September of 1994.

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

  The Company has a revolving credit agreement with a group of banks, which currently extends to December 14, 1995. The borrowing limit of this facility is $225 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option.
If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 1994, the Company had $67 million in short-term borrowings outstanding under this facility.

  In January 1995, the Company entered into interest rate cap agreements, with several banks, to protect $100 million of its short-term debt from increases in short-term interest rates. The agreements provide that if the LIBOR (London Interbank Offering Rate), for one-month borrowings, exceeds 8.50% on the 17th of any month during the period beginning February 17, 1995 and ending January 17, 1997, the banks will pay to the Company the difference between that LIBOR and 8.50%, multiplied by $100 million, for the subsequent one-month period.

  The Company's long-term debt instruments do not limit the amount of short-term debt that the Company may issue. The Company's revolving credit agreement described above requires it to maintain an available earnings/interest charges ratio of not less than 1.5:1.0 for each 12-month period ending on the last day of each calendar quarter. For the 12-month period ended December 31, 1994, this coverage ratio was 2.86.

  The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity acquires and stores natural gas, coal and fuel oil for sale to the Company, and the Company purchases these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to March 1996. At December 31, 1994, approximately $10.7 million of fossil fuel purchases were being financed under this agreement.

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

  On the basis of the formulas contained in the Preferred
Stock provisions and the Seabrook Unit 1 lease financing documents, the coverages for each of the five years ended
December 31, 1994 are set forth below.

                                 Preferred Stock          Seabrook Lease
                                    Provisions              Provisions
                              -------------------------  -----------------
                              Preferred    Long-term     Earnings/Interest
        Year                    Stock      Indebtedness        Ratio
        ----                  ---------    ------------  -----------------
        1990                     3.38          3.84          1.72
        1991                     3.38          3.77          2.20
        1992                     3.23          3.88          2.41
        1993                     3.33          3.67          2.59
        1994                     2.72          3.14          2.86

  The Company has a 5.45% participating share in Phase II of the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. See "Arrangements with Other Utilities - Hydro-Quebec". As a participant, the Company is obligated to furnish a guarantee for its participating share of the debt financing for Phase II of the facility. Currently, the Company's guarantee liability for this debt amounts to approximately $9.2 million.

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

                        FUEL SUPPLY

                        FOSSIL FUEL

  The Company burns coal, residual oil and natural gas at its fossil fuel generating stations in Bridgeport and New Haven. During 1994, approximately 821,000 tons of coal, 2.3 million barrels of fuel oil and 506 million cubic feet of natural gas were consumed in the generation of electricity. The Company owns and leases fuel oil storage tanks at its major generating stations in Bridgeport and New Haven that have maximum capacities of approximately 680,000 and 650,000 barrels of oil, respectively. In addition, the Company maintains approximately a 45-day coal supply of 150,000 tons at its Bridgeport Harbor Station.

  The Company has a fuel oil supply contract with the Tosco
Corporation for the Company's New Haven and Bridgeport generating stations. The contract expires on September 30, 1995.

  The Company burns coal at the largest generating unit at Bridgeport Harbor Station, which is also capable of burning oil, and has a coal supply contract with Pittston Coal Sales Company that extends until July 31, 2007, subject to earlier termination provisions.

  The Company's New Haven Harbor Station has a dual-fuel capability of burning natural gas and oil. Under an agreement with Tenngasco, a division of Tenneco, the Company is obligated to burn approximately 6 billion cubic feet of gas per year, when offered by Tenngasco at a price that is competitive with oil. The natural gas burned by the Company during 1994 was not purchased pursuant to this agreement.

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

                           Conversion to
                           Hexafluoride          Enrichment       Fabrication
                           -------------         ----------       -----------
   Connecticut Yankee Unit    1995                 1999 <F1>        1999 <F2>
   Millstone Unit 3           1995                 1995 <F1>        1997 <F3>
   Seabrook Unit 1            1999                 2002             2007

<F1>   70% of the enrichment requirements through 1998, and 50% through 1999, are covered under the present contract. Negotiations are in progress for the remaining uncontracted services through 2002.
<F2>   Negotiations are in progress that would extend the contract through
       2007.
<F3>   The contract provides an option to extend fabrication services through
       1999.

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

  The federal Clean Water Act requires permits for discharges of effluents into navigable waters and requires that all discharges of pollutants comply with federally approved state water quality standards. The Connecticut Department of Environmental Protection (DEP) has adopted, and the federal government has approved, water quality standards for receiving waters in Connecticut. A joint federal and state permit system, administered by the DEP, has been established to assure that applicable effluent limitations and water quality standards are met in connection with the construction and operation of facilities that affect or discharge into these waters. The current discharge permit for New Haven Harbor Station was issued by the DEP on September 30, 1991. The discharge permits for Bridgeport Harbor, English and Steel Point Stations expired on February 25, 1992, May 15, 1992 and March 16, 1992,
respectively. Applications for renewal of these permits were filed on August 23, 1991, November 14, 1991 and September 13, 1991, respectively, and the applications for English and Steel Point Stations have since been modified to reflect changes in the operating status of these generating facilities and changes in the permitting system. Some new permits have been issued for specific discharges and, although other new permits have not yet been issued, the Company has not been advised by the DEP that any of these facilities has a permitting problem. While renewal applications are pending, the terms of the expired permits continue in effect. The DEP has determined that the thermal component of the discharges at each of the Company's stations will not result in a violation of state water quality standards and that the location, design, construction and capacity of the cooling water intake structures reflect the best technology available, as defined by the federal Environmental Protection Agency (EPA). All discharge permits may be reopened and amended to incorporate more stringent standards and effluent limitations that may be adopted by federal and state authorities. Compliance with this permit system has necessitated substantial capital and operational expenditures by UI, and it is expected that such expenditures will continue to be required in the future. Although the magnitude of future expenditures cannot now be estimated accurately, the Company presently anticipates spending several million dollars during the next several years to consolidate and improve the wastewater collection and treatment system at Bridgeport Harbor Station.

  Under the federal Clean Air Act, the EPA has promulgated national primary and secondary air quality standards for certain air pollutants, including sulfur oxides, particulate matter and nitrogen oxides. The DEP has adopted regulations for the attainment, maintenance and enforcement of these standards. In order to comply with these regulations, the Company is required to burn fuel oil with a sulfur content not in excess of 1%, and Bridgeport Harbor Unit 3 is required to burn a low-sulfur, low-ash content coal, the sulfur dioxide (SO2) emissions from which are not to exceed
1.1 pounds of SO2 per million BTU of heat input. Current air pollution regulations also include other air quality standards, emission performance standards and monitoring, testing and reporting requirements that are applicable to the Company's generating stations and further restrict the construction of new sources of air pollution or the modification of existing sources by requiring that both construction and operating permits be obtained and that a new or modified source will not cause or contribute to any violation of the EPA's national air quality standards or its regulations for the prevention of significant deterioration of air quality.

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

  The same 1990 Clean Air Act amendments also contain major new requirements for the control of nitrogen oxides that are applicable to generating units located in or near areas, such as UI's service territory, where air quality standards for nitrogen oxides and/or photochemical oxidants have not been attained. These amendments also require the installation and/or modification of continuous emission monitoring systems, and require all existing generating units to obtain operating permits. Through the end of 1994, the Company has expended a total of approximately $14.7 million to comply with these nitrogen oxides controls and emission monitoring systems requirements, and it expects to spend approximately $2.0 million during 1995 for this purpose. On September 27, 1994, the Ozone Transport Commission (consisting of the twelve northeastern-most states plus the District of Columbia) adopted a Memorandum of Understanding (MOU) which obligates certain of those states, including Connecticut, to adopt regulations which will further limit emissions from large stationary sources of nitrogen oxides, including utility boilers. The MOU calls for such reductions to occur in two steps; the first in 1999 and the second in 2003. It is expected that such regulations, when promulgated, would become part of the federally mandated revisions to Connecticut's plan for achieving compliance with air quality standards for photochemical oxidants. However, these revisions have not yet been promulgated, and the Company is not yet able to assess accurately the applicability and impact of implementing regulations to and on its generating facilities. Compliance may require substantial additional capital and operational expenditures in the future. In addition, due to the 1990 amendments and other provisions of the Clean Air Act, future construction or modification of fossil-fired generating units and all other sources of air pollution in southwestern Connecticut will be conditioned on installing state-of-the-art nitrogen oxides controls and obtaining nitrogen oxide emission offsets -- in the form of reductions in emissions from other sources -- which may hinder or preclude such construction or modification programs in UI's service area, depending on ambient pollutant levels over which the Company has no control.

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

  The Company has estimated that the cost of environmental remediation of its decommissioned Steel Point Station property in Bridgeport will be approximately $11.3 million, and that the value of the property following remediation will not exceed $6 million. In its December 16, 1992 decision on UI's application for retail rate increases, the DPUC provided for additional revenues to be recovered from customers in the amount of $4.3 million of the difference during the period 1993-1996, subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

  RCRA also regulates underground tanks storing petroleum products or hazardous substances, and Connecticut has adopted state regulations governing underground tanks storing petroleum and petroleum products that, in some respects, are more stringent than the federal requirements. The Company has 18 underground storage tanks, which are used primarily for gasoline and fuel oil, that are subject to these regulations. The Company has a testing program to detect leakage from any of its tanks, and it may incur substantial costs for future actions taken to prevent tanks from leaking, to remedy any contamination of groundwater, and to remove and replace older tanks in compliance with federal and state regulations.

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

                          EMPLOYEES

  As of December 31, 1994, the Company had 1,377 employees, including 25 in subsidiary operations. Of these, approximately 63% had been with the Company for 10 or more years.

  Approximately 722 of the Company's operating, maintenance and clerical employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes. On May 21, 1992, the Company and the union agreed on a three-year contract, effective May 16, 1992. There has been no work stoppage due to labor disagreements since 1966, other than a strike of three days duration in May 1985; and employee relations are considered satisfactory by the Company.

Item 2.  Properties

                          GENERATING FACILITIES

   The electric generating capability of the Company as of December 31, 1994, based on summer ratings of the generating units, was as follows:

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
Seabrook, New Hampshire

POWER PURCHASES FROM
COGENERATION FACILITIES:
- -----------------------

Bridgeport RESCO,           Refuse  1988         59.45       100.00   59.45
                                                                    -------
Bridgeport, Connecticut

Total                                                               1501.31
                                                                    =======

(1) Effective January 1, 1994, Bridgeport Harbor Station 1 was removed from operation and dispatching under NEPOOL and was placed in deactivated reserve. See Item 1. Business - "Arrangements with Other Utilities."
(2)  The unit has been burning coal since early January 1985.
(3) UI's 93.705% ownership share of total net capability, including 25 MW sold to another utility for a 10-year period, commencing October 1, 1986 and 25 MW involved in a capacity exchange with another utility for a 6.5 year period, commencing May 1, 1993. This unit is jointly owned by UI (93.705%), Fitchburg Gas and Electric Light Company (4.5%) and the electric departments of three Massachusetts municipalities (1.795%). See Item 1. Business - "Fuel Supply".
(4) English Station Units 7 and 8 were placed in deactivated reserve, effective January 1, 1992.
(5) Represents UI's 9.5% entitlement in the unit. See Item 1. Business - "Financing".
(6)  Represents UI's 3.685% ownership share of total net capability.
(7) Represents UI's 17.5% ownership share of total net capability. In August 1990, UI sold to and leased back from an owner trust established for the benefit of an institutional investor a portion of UI's 17.5% ownership interest in this unit. This portion of the unit is subject to the lien of a first mortgage granted by the owner trustee.

                TABULATION OF PEAK LOADS, RESOURCES, AND MARGINS
                     1994 ACTUAL,  1995 - 1999 FORECAST
                                  (MEGAWATTS)
                               Actual                  Forecast
                               ------   -------------------------------------
                                1994    1995    1996     1997    1998    1999
At Time of Peak Load
 on UI's System:
- --------------------

Capacity of generating
 units operated by UI (1)      990.96  990.96  990.96  990.96  990.96  990.96
- -------------------------

Entitlements in nuclear
 units (1) (2)
- -----------------------
  Connecticut Yankee Unit       53.21   53.21   53.21   53.21   53.21   53.21
  Millstone Unit 3              41.89   41.89   41.89   41.89   41.89   41.89
  Seabrook Unit 1              201.25  201.25  201.25  201.25  201.25  201.25
                               ------  ------  ------  ------  ------  ------
                               296.35  296.35  296.35  296.35  296.35  296.35
                               ------  ------  ------  ------  ------  ------

Equivalent capacity value
 of entitlement in
 Hydro-Quebec (1) (2)           98.10   98.10   98.10   98.10   98.10   98.10
- -------------------------

Purchases from cogeneration
 facilities
- ---------------------------
  Bridgeport RESCO              62.00   59.45   59.45   59.45   59.45   59.45
  Shelton Landfill (3)                           1.88    1.74    1.61    1.50

Purchase from New York
 Power Authority                 1.18    1.32    1.32    1.32    1.32    1.32
- ----------------------

Purchases from (sales to)
 other utilities
- ------------------------
 Net power contracts - fossil   15.00  (14.00)  (1.80    8.20   38.20   38.20
                              -------  ------- ------- ------- ------- -------
Total generating resources    1463.59 1432.18 1446.26 1456.12 1485.99 1485.88
                              ======= ======= ======= ======= ======= =======
Calculation of NEPOOL
 capability responsibility (4)
- ------------------------------
Peak load                     1131.00 1126.00 1133.00 1135.00 1140.00 1146.00
Required reserve margin        172.50  197.46  225.39  234.92  232.64  237.43
                              ------- ------- ------- ------- ------- -------
Total capability
   responsibility             1303.50 1323.46 1358.39 1369.92 1372.64 1383.43
                              ======= ======= ======= ======= ======= =======

Available Margin (5)           160.09  108.72   87.87   86.20  113.35  102.45
                              ======= ======= ======= ======= ======= =======

(1)  Capacity shown reflects summer ratings of generating units.
(2) Winter ratings of UI nuclear and Hydro-Quebec interconnection's equivalent capacity value entitlements (megawatts):
          Connecticut Yankee Unit  -  56.05
          Millstone Unit 3         -  42.33
          Seabrook Unit 1          - 201.25
          Hydro-Quebec             -  66.22
(3)  Projected to begin commercial operation by September 1995.
(4)  UI's required capacity as a NEPOOL participant.
(5) Total generating resources less capability responsibility. In addition, UI maintains three units (Bridgeport Harbor Station 1 and English Station 7 and 8) in deactivated reserve, representing a total of 154 MW of generating capacity.

  During 1994, the peak load on the Company's system was approximately 1,131 megawatts, which occurred in July. UI's total generating capability at the time was 1,462 megawatts, including a 98 megawatt increase in capability provided by the equivalent capacity value of UI's entitlements in the Hydro-Quebec facility and reflecting the net effect of temporary arrangements with other electric utilities and cogenerators. The Company is currently forecasting a compound growth in peak load of 0.5% during the period 1994 to 2004. Based on current forecasts of loads, UI's generating capability will exceed its projected capability responsibility to NEPOOL for generating capacity through at least 2001, and English Station Units 7 and 8 and Bridgeport Harbor Station Unit 1 can be reactivated if higher than anticipated load growth occurs. If, due to the permanent loss of a generating unit or higher than expected load growth, UI's own generating capability becomes inadequate to meet its capability responsibility to NEPOOL, UI expects to be able to reduce the load on its system by the implementation of additional demand-side management programs, to acquire other demand-side and supply-side resources, and/or to purchase capacity from other utilities as necessary. However, because the generation and transmission systems of the major New England utilities, including UI, are operated as if they were a single system, the ability of UI to meet its load is and will be dependent on the ability of these New England utilities to meet the region's load. At the time of the NEPOOL summer peak in July 1994, these New England utilities had 26,555 megawatts of generating capacity, including 1,500 megawatts of interconnection credit of the Hydro-Quebec facility, available to meet the New England peak load of 20,519 megawatts. See "Nuclear Generation" and Item 1. Business - "Competition" and "Arrangements with Other Utilities".

  Shown below is a summary of the Company's sources and uses of electricity for 1994.

                              MEGAWATTHOURS
                              -------------
                                 (000's)
SOURCES                                  USES
- -------                                  ----
OWNED                                    Retail Customers           5,363
 Nuclear (Millstone Unit 3
          and Seabrook Unit 1   1,433
 Coal                           2,156    Wholesale
 Oil                            1,310      Delivered to NEPOOL        907
 Gas & Gas Turbines                48      Contracts                  728
                                -----
   Total Owned                  4,947
                                         Company Use & Losses         289
                                                                   ------
PURCHASED
 Nuclear (Connecticut Yankee
           Unit)                  361        Total Uses             7,287
 Contracts                        922                               =====
 NEPOOL                           706
 Hydro-Quebec                     351
                                -----
   Total Sources                7,287
                                =====

                    TRANSMISSION AND DISTRIBUTION PLANT

  The transmission lines of the Company consist of approximately 100 circuit miles of overhead lines and approximately 19 circuit miles of underground lines, all operated at 345 KV or 115 KV and located within or immediately adjacent to the territory served by the Company. These transmission lines interconnect the Company's English, Bridgeport Harbor and New Haven Harbor generating stations and are part of the New England transmission grid through connections with the transmission lines of The Connecticut Light and Power Company. A major portion of the Company's transmission lines is constructed on a railroad right-of-way pursuant to a Transmission Line Agreement that expires in May 2000.

  The Company owns and operates 24 bulk electric supply substations with a capacity of 2,637,000 KVA and 49 distribution substations with a capacity of 282,000 KVA.
The Company has 3,123 pole-line miles of overhead distribution lines and 132 conduit-bank miles of underground distribution lines.

  See "Capital Expenditure Program" concerning the estimated cost of additions to the Company's transmission and distribution facilities.

                           CAPITAL EXPENDITURE PROGRAM

    The Company's 1995-1999 capital expenditure program, excluding allowance for funds used during construction (AFUDC) and its effect on certain capital related items, is presently budgeted as follows:

                           1995        1996        1997        1998       1999      Total
                           ----        ----        ----        ----       ----      -----
                                             (000's)
Production               $16,848     $26,446     $10,912     $ 3,424    $34,906   $ 92,536
Distribution              18,864      16,728      16,884      16,080     16,560     85,116
Transmission               7,500       4,596       8,412      15,060     17,496     53,064
Conservation and
  Load Management         11,580       9,756       9,468       9,048      9,012     48,864
Nuclear Fuel               8,052      11,280       1,248      11,820     10,128     42,528
Other                     12,996       7,370       4,892       5,336      4,778     35,372
                         -------    --------     -------     -------    -------   --------

 Total Expenditures      $75,840     $76,176     $51,816     $60,768    $92,880   $357,480
                         =======     =======     =======     =======    =======   ========

AFUDC (Pre-tax)           $3,174      $2,437      $2,031      $2,034     $  938
Book Depreciation (1)     58,791      63,120      66,168      69,047     73,301
Decommissioning            2,898       2,985       2,001       2,097      2,198
Normalized Tax
  Depreciation            34,767      36,898      38,382      39,732     42,877
Accelerated Tax
  Depreciation            68,743      58,191      59,253      58,655     61,038
Amortization of Deferred
 Return on Seabrook
 Unit 1 Phase-In (2)      12,586      12,586      12,586      12,586     12,586
Estimated Rate Base
 (end of period)      $1,209,500  $1,238,035  $1,212,275  $1,184,307 $1,220,861

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

              INSURANCE REQUIREMENTS

  The Price-Anderson Act, currently extended through August 1, 2002, limits public liability resulting from a single incident at a nuclear power plant. The first $200 million of liability coverage is provided by purchasing the maximum amount of commercially available insurance. Additional liability coverage will be provided by an assessment of up to $75.5 million per incident, levied on each of the nuclear units licensed to operate in the United States, subject to a maximum assessment of $10 million per incident per nuclear unit in any year. In addition, if the sum of all public liability claims and legal costs resulting from any nuclear incident exceeds the maximum amount of financial protection, each reactor operator can be assessed an additional 5% of $75.5 million, or $3.775 million. The maximum assessment is adjusted at least every five years to reflect the impact of inflation. Based on its interests in nuclear generating units, the Company estimates its maximum liability would be $23.2 million per incident. However, assessment would be limited to $3.1 million per incident, per year. With respect to each of the operating nuclear generating units in which the Company has an interest, the Company will be obligated to pay its ownership and/or leasehold share of any statutory assessment resulting from a nuclear incident at any nuclear generating unit.

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

  Disposal costs for low-level radioactive wastes (LLW) that result from normal operation of nuclear generating units have increased significantly in recent years and are expected to continue to rise. The cost increases are functions of increased packaging and transportation costs and higher fees and surcharges charged by the disposal facilities. As of June 30, 1994, the disposal facility in Barnwell, South Carolina was closed to all LLW disposal for New England nuclear units, forcing all of these units into on-site storage of LLW produced.

  Pursuant to the Low-Level Radioactive Waste Policy Act of 1980, each state is responsible for providing disposal facilities for LLW generated within the state and is authorized to join with other states into regional compacts to jointly fulfill their responsibilities. The Connecticut Hazardous Waste Management Service (the Service), a state quasi-public corporation, was charged with coordinating the establishment of a facility for disposal of LLW originating in Connecticut. In June 1991, the Service announced that it had selected three potential sites in north-central Connecticut for further study. The Service's announcement provoked intense controversy in the affected municipalities and resulted in legislative action to stop the selection process. On February 1, 1993, the Service presented to the legislature a new site selection plan under which communities are urged to volunteer a site for a facility in return for financial and other incentives. The volunteer process is being continued through 1996. The Service's activities in this regard are funded by assessments on Connecticut's LLW generators. Due to a change in the volunteer process, there was no assessment for the 1994-1995 fiscal year and the state projects no assessment for the 1995-1996 and 1996-1997 fiscal years. The service currently projects that a disposal site will be designated by 2002, although there are admitted inherent uncertainties in this projection.

  Additional LLW storage capacity has been or can be constructed or acquired at the Millstone and Connecticut Yankee sites to provide for temporary storage of LLW should that become necessary. Connecticut LLW can be managed by volume reduction, storage or shipment at least through 2000. The Company cannot predict whether and when a disposal site will be designated in Connecticut.

  The State of New Hampshire has not met deadlines for compliance with the Low-Level Radioactive Waste Policy Act, and Seabrook Unit 1 has been denied access to existing disposal facilities. Therefore, LLW generated by Seabrook
Unit 1 is being stored on-site. The Seabrook storage facility currently has capacity to store at least five years' accumulation of waste generated by Seabrook, and the plant operator plans to expand its storage capacity as necessary.

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

  New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $376 million (in 1995 dollars) as the decommissioning cost estimate for Seabrook Unit 1. This estimate premises the prompt removal and dismantling of the Unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during 1994 was $1.3 million. UI's share of the fund at December 31, 1994 was approximately $5.2 million.

  Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. Current decommissioning cost estimates for Millstone Unit 3 and the Connecticut Yankee Unit are $448 million (in 1995 dollars) and $357 million (in 1995 dollars), respectively. These estimates premise the prompt removal and dismantling of each unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to decommissioning trust funds managed by Northeast Utilities. UI's share of the Millstone Unit 3 decommissioning payments made during 1994 was $388,000.
UI's share of the fund at December 31, 1994 was approximately $2.4 million. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $1.3 million were funded by UI during 1994, and UI's share of the fund at December 31, 1994 was $14.1 million.

Item 3.  Legal Proceedings.

  On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the
City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. On May 7, 1994, the Company received a "Certificate of
Correction....to correct a clerical omission or mistake"
from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994. The Company is contesting each of these actions of the City's tax assessor vigorously, and has commenced actions in the Superior Court to enjoin the City from any effort to collect the "updated" personal property tax bills for the tax year 1991-1992 and challenging both the May 7, 1994 "Certificate of Correction" and the tax assessor's valuation at February 28, 1994. In December of 1994, the City's tax assessor conducted hearings regarding the assessed value of the Company's personal property for the tax years 1992-1993 and 1993-1994; and the Company anticipates that the City will take some action to revalue the Company's personal property for those tax years. On March 1, 1995, the Company received from the City notices of assessment changes, increasing the assessed valuation of the Company's personal property for the tax year 1995-1996 by 48% over the valuation declared by the Company. The Company expects to take the legal actions necessary to challenge these increases. It is the present opinion of the Company that the ultimate outcome of this dispute will not have a significant impact on the financial position of the Company.

  On December 30, 1994, the Company settled its property tax dispute with the City of Bridgeport. See "Notes to Consolidated Financial Statements - Note (N)".

Item 4.  Submission of Matters to a Vote of Security
Holders.

  There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December
31, 1994.

             EXECUTIVE OFFICERS OF THE COMPANY

  The names and ages of all executive officers of the Company and all such persons chosen to become executive officers, all positions and offices with the Company held by each such person, and the period during which he or she has served as an officer in the office indicated, are as follows:

NAME                   AGE   POSITION                       EFFECTIVE DATE
- ----                   ---   --------                       --------------
Richard J. Grossi      59    Chairman of the Board of        May 1, 1991
                               Directors and Chief
                               Executive Officer
Robert L. Fiscus       57    President and Chief
                               Financial Officer             May 1, 1991
James F. Crowe         52    Executive Vice President and
                               Chief Customer Officer        January 1, 1994
Rita L. Bowlby         56    Vice President-Corporate        February 1, 1993
                               Affairs
Raymond G. Dube        52    Vice President-Transmission     October 1, 1994
                               and Distribution
Stephen F. Goldschmidt 49    Vice President-Information      January 1, 1994
                               Resources
Albert N. Henricksen   53    Vice President-Administration   January 1, 1994
David W. Hoskinson     59    Vice President-Generation       January 1, 1994
Robert H. Hyde         54    Vice President-Customer         January 1, 1986
                               Services
E. Jon Majkowski       52    Vice President                  May 1, 1992
Anthony J. Vallillo    46    Vice President-Marketing        June 1, 1992
James L. Benjamin      53    Controller                      January 1, 1981
Kurt D. Mohlman        46    Treasurer and Secretary         January 1, 1994
Charles J. Pepe        46    Assistant Treasurer and         January 1, 1994
                               Assistant Secretary

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

  A brief account of the business experience during the past five years of each executive officer of the Company is as follows:

  RICHARD J. GROSSI. Mr. Grossi served as President and Chief Operating Officer during the period January 1, 1990 to
May 1, 1991.   He has served as Chairman of the Board of
Directors and Chief Executive Officer since May 1, 1991.

  ROBERT L. FISCUS.   Mr. Fiscus served as Executive Vice
President and Chief Financial Officer of the Company during the period January 1, 1990 to May 1, 1991. He has served as President and Chief Financial Officer since May 1, 1991.

  JAMES F. CROWE.   Mr. Crowe served as Senior Vice
President-Marketing of the Company during the period January 1, 1990 to May 1, 1992, and as Executive Vice President from May 1, 1992 to January 1, 1994. He has served as Executive Vice President and Chief Customer Officer since January 1, 1994.

  RITA L. BOWLBY.   Ms. Bowlby has served as Vice President-
Corporate Affairs since February 1, 1993. Prior to joining the Company, during the period from January 1, 1990 to February 1, 1993, she served as President of Bowlby & Associates, a business-to-business communications agency in Farmington, Connecticut.

  RAYMOND G. DUBE.   Mr. Dube served as Transmission Manager
during the period January 1, 1990 to July 1, 1992, as Director of Transmission & Distribution Operations from
July 1, 1992 to March 1, 1994 and Director of Electric Systems from March 1, 1994 to October 1, 1994. He has served as Vice President-Transmission and Distribution since October 1, 1994.

  STEPHEN F. GOLDSCHMIDT.   Mr. Goldschmidt served as Vice
President-Planning from January 1, 1990 to January 1, 1994.
He has served as Vice President-Information Resources since
January 1, 1994.

  ALBERT N. HENRICKSEN.   Mr. Henricksen served as Vice
President-Engineering of the Company during the period
January 1, 1990 to July 23, 1990, and as Vice
President-Human and Environmental Resources from July 23,
1990 to January 1, 1994.  He has served as Vice
President-Administration since January 1, 1994.

  DAVID W. HOSKINSON.   Mr. Hoskinson served as Senior Vice
President-Operations of the Company during the period
January 1, 1990 to July 23, 1990, and as Senior Vice
President-Generation Engineering and Operations from July
23, 1990 to January 1, 1994.  He has served as Vice
President-Generation since January 1, 1994.

  ROBERT H. HYDE.   Mr. Hyde has served as Vice
President-Customer Services of the Company during the five-year period.

  E. JON MAJKOWSKI.   Mr. Majkowski served as Vice
President-Public Affairs of the Company during the period
January 1, 1990 to May 1, 1992.  He has served as Vice
President since May 1, 1992.

  ANTHONY J. VALLILLO.  Mr. Vallillo served as Director of
Sales and Market Development of the Company during the period January 1, 1990 to December 1, 1990, and as Director of Marketing from December 1, 1990 to June 1, 1992. He has served as Vice President-Marketing since June 1, 1992.

  JAMES L. BENJAMIN.   Mr. Benjamin has served as Controller
of the Company during the five-year period.

  KURT D. MOHLMAN.   Mr. Mohlman served as Director of
Financial Planning during the period January 1, 1990 to
September 1, 1990 and as Director of Financial Planning and
Investor Relations from September 1, 1990 to January 1,
1994. He has served as Treasurer and Secretary of the Company since January 1, 1994.

  CHARLES J. PEPE.   Mr. Pepe served as Director of
Financing during the period January 1, 1990 to January 1,
1994.  He has served as Assistant Treasurer and Assistant
Secretary of the Company since January 1, 1994.

                           PART II


Item 5.  Market for the Company's Common Equity and Related Stockholder
         Matters.

  UI's Common Stock is traded on the New York Stock
Exchange, where the high and low sale prices during 1994 and 1993 were as follows:

                           1994 SALE PRICE     1993 SALE PRICE
                           ---------------     ---------------
                           HIGH     LOW        HIGH      LOW
                           ----     ---        ----      ---
          First Quarter    39 1/2   35 1/4     43 5/8     41
          Second Quarter   37 1/8   32 1/2     44         41 3/4
          Third Quarter    34 1/2   29 1/8     45 7/8     42 5/8
          Fourth Quarter   30 1/2   29         45 1/4     38 1/2

  UI has paid quarterly dividends on its Common Stock since
1900. The quarterly dividends declared in 1993 and 1994 were at a rate of 66 1/2 cents per share and 69 cents per share, respectively.

  The indenture under which the Company's Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $87.2 million were free from such limitations at December 31, 1994.

  As of February 28, 1995, there were 17,910 Common Stock shareowners of record.

Item 6. Selected Financial Data
                                          1994          1993          1992
===============================================================================
FINANCIAL RESULTS OF OPERATION ($000'S)
Sales of electricity:
  Retail
    Residential                         $252,386      $238,185      $226,455
    Commercial                           250,771(2)    256,559       253,456(2)
    Industrial                           104,242(2)     97,466        97,010(2)
    Other                                 11,469        11,349        11,065
                                      ----------    ----------    ----------
  Total Retail                           618,868       603,559       587,986
  Wholesale (1)                           34,927        45,931        75,484
Other operating revenues                   2,953         3,533         3,855
                                      ----------    ----------    ----------
  Total operating revenues               656,748       653,023       667,325
                                      ----------    ----------    ----------
Fuel and interchange energy -net:
  Retail -own load                        99,589        98,694       108,084
  Wholesale                               27,765        39,356        55,169
Capacity purchased-net                    44,769        47,424        43,560
Depreciation                              58,165        56,287        50,706
Other operating expenses,
 excluding tax expense                   194,270       205,207       193,841
Gross earnings tax                        27,403        27,955        27,362
Other non-income taxes                    32,458        29,977        31,869
                                      ----------    ----------    ----------
  Total operating expenses, excluding
    income taxes                         484,419       504,900       510,591
                                      ----------    ----------    ----------
Deferred return Seabrook Unit 1                0         7,497        15,959
AFUDC                                      3,463         4,067         3,232
Other non-operating income(loss)          (1,907)           71        18,545
Interest expense:
  Long-term debt                          73,772        80,030        88,666
  Other                                   10,301        12,260        12,882
                                      ----------    ----------    ----------
   Total                                  84,073        92,290       101,548
                                      ----------    ----------    ----------
Income tax expense:
  Operating income tax                    44,937        33,309        48,712
  Non-operating income tax                (3,214)       (6,322)      (12,558)
                                      ----------    ----------     ---------
   Total                                  41,723        26,987        36,154
                                      ----------    ----------     ---------
Income(loss) before cumulative effect
 of accounting change                     48,089        40,481        56,768
Cumulative effect of change in
 accounting - net of tax                  (1,294)            0             0
                                      ----------    ----------     ---------
Net income (loss)                         46,795        40,481(3)     56,768
Preferred and preference stock
 dividends                                 3,323         4,318         4,338
                                      ----------    ----------     ---------
Income (loss) applicable to common
 stock                                   $43,472       $36,163       $52,430
- -------------------------------------------------------------------------------
Operating income                        $127,392      $114,814      $108,022
===============================================================================
FINANCIAL CONDITION ($000'S)
Plant in service-net                  $1,268,145    $1,243,426    $1,224,058
Construction work in progress             57,669        77,395        59,809
Plant-related regulatory asset                 0             0             0
Other property and investments            53,267        58,096        65,320
Current assets                           157,309       187,981       247,954
Regulatory assets                        538,601       567,394       556,493
                                      ----------    ----------    ----------
  Total Assets                        $2,074,991    $2,134,292    $2,153,634
- -------------------------------------------------------------------------------
Common stock equity                     $428,028      $423,324      $422,746
Preferred and preference stock            44,700        60,945        60,945
Long-term debt excluding current
 portion                                 708,340       875,268       893,457
Noncurrent liabilities                    29,281        29,119        25,853
Current portion of long-term debt        193,133       143,333        92,833
Notes payable                             67,000             0        84,099
Other current liabilites                 152,261       150,890       133,471
Regulatory liabilities, principally
  deferred tax liabilities               452,248       451,413       440,230
                                      ----------    ----------    ----------
  Total Capitalization and
   Liabilities                        $2,074,991    $2,134,292    $2,153,634
===============================================================================

  (1) Operating Revenues, for years prior to 1992, include wholesale power exchange contract sales that were reclassified from Fuel and Capacity expenses in accordance with Federal Energy Regulatory Commission requirements.


    1991       1990       1989       1988       1987       1986       1985
============================================================================



  $226,751   $211,891   $205,183   $200,170   $188,740   $178,268   $190,880
   255,782    234,704    219,852    208,801    195,972    180,888    192,658
    91,895     94,526     92,855     96,665    100,354     99,939    118,637
    10,886     10,536      9,943      9,732      9,480      9,516     10,367
- ---------- ---------- ---------- ---------- ---------- ---------- ----------
   585,314    551,657    527,833    515,368    494,546    468,611    512,542
    84,236     85,657     77,925     63,263     54,708     48,010     49,164
     3,821      3,332      3,348      3,570      3,077      2,508      2,394
- ---------- ---------- ---------- ---------- ---------- ---------- ----------
   673,371    640,646    609,106    582,201    552,331    519,129    564,100
- ---------- ---------- ---------- ---------- ---------- ---------- ----------

   123,010    119,285    128,739    121,425    131,471    126,778    175,764
    61,858     69,117     62,681     53,837     51,411     46,466     49,066
    44,668     42,827     50,234     35,465     17,746     15,028     10,112
    48,181     36,526     35,618     24,069     37,160     22,112     18,128

   189,327    180,592    155,282    143,822    138,315    131,448    122,567
    27,223     25,595     24,506     23,948     22,997     21,838     25,221
    28,673     24,648     20,294     21,695     17,194     17,991     16,566
- ---------- ---------- ---------- ---------- ---------- ---------- ----------

   522,940    498,590    477,354    424,261    416,294    381,661    417,424
- ---------- ---------- ---------- ---------- ---------- ---------- ----------
    17,970     21,503          0          0          0          0          0
     5,190      3,443     65,443     75,656     81,419     78,044     62,623
     2,697     22,654   (219,742)   (23,369)   (97,686)   (75,380)    29,838

    90,296     94,056     91,126     90,022     88,700     88,610     72,068
     9,847     15,468     22,849     12,069      9,228      2,223      5,334
- ---------- ---------- ---------- ---------- ---------- ---------- ----------
   100,143    109,524    113,975    102,091     97,928     90,833     77,402
- ---------- ---------- ---------- ---------- ---------- ---------- ----------

    47,231     43,493     37,963     44,045     50,633     51,419     62,047
   (19,299)   (17,409)  (101,135)   (14,548)   (37,440)   (33,884)    (3,317)
- ---------- ---------- ---------- ---------- ---------- ---------- ----------
    27,932     26,084    (63,172)    29,497     13,193     17,535     58,730
- ---------- ---------- ---------- ---------- ---------- ---------- ----------

    48,213     54,048    (73,350)    78,639      8,649     31,764    103,005

     7,337          0          0          0          0          0          0
- ---------- ---------- ---------- ---------- ---------- ---------- ----------
    55,550     54,048    (73,350)    78,639      8,649     31,764    103,005

     4,530      4,751      8,233     11,348     11,953     18,969     20,339
- ---------- ---------- ---------- ---------- ---------- ---------- ----------

   $51,020    $49,297   ($81,583)   $67,291    ($3,304)   $12,795    $82,666
- ----------------------------------------------------------------------------
  $103,200    $98,563    $93,789   $113,895    $85,404    $86,049    $84,629
=============================================================================

$1,219,871 $1,209,173   $562,473   $560,930   $563,210   $571,549   $425,873
    54,771     50,257    675,831    812,246    737,169    742,585    845,112
         0          0     81,768     88,339     68,603     55,497          0
    79,009     90,006     91,648     83,860     76,032     70,927     60,127
   164,839    161,066    170,823    166,270    122,075    107,399    214,057
   554,365    553,986    605,696    653,418    610,913    607,294     93,350
- ---------- ---------- ---------- ---------- ---------- ---------- ----------
$2,072,855 $2,064,488 $2,188,239 $2,365,063 $2,178,002 $2,155,251 $1,638,519
- -----------------------------------------------------------------------------
  $401,771   $379,812   $362,584   $473,674   $438,564   $476,108   $493,261
    62,640     69,700     70,000    104,000    110,000    133,000    166,000

   909,998    899,993    868,884    862,287    767,559    661,548    664,648
    96,973     99,933    107,781    111,971     95,070     81,263     59,814
    37,500     41,667     18,667      3,667     28,667     18,667      3,667
    13,000     15,000     45,000          0          0     25,675          0
   127,524    149,090    142,878    122,237    117,009    100,666    131,803

   423,449    409,293    572,445    687,227    621,133    658,324    119,326
- ---------- ---------- ---------- ---------- ---------- ---------- ----------

$2,072,855 $2,064,488 $2,188,239 $2,365,063 $2,178,002 $2,155,251 $1,638,519
=============================================================================

(2)  Includes reclassification of certain Commercial and Industrial customers.
(3)  Includes the effect of a reorganization charge of $7.8 million, after-tax.

Item 6. Selected Financial Data (continued)
                                             1994        1993         1992
===============================================================================
COMMON STOCK DATA
Average number of shares outstanding    14,085,452   14,063,854   13,941,150
Number of shares outstanding at
  year-end                              14,086,691   14,083,291   14,033,148
Earnings (loss) per share (average)          $3.09(1)     $2.57(3)     $3.76
Book value per share                        $30.39       $30.06       $30.12
Average return on equity
   Total                                    10.19%        8.45%       12.67%
   Utility                                  12.50%       10.97%       14.46%
Dividends declared per share                 $2.76        $2.66        $2.56
Market Price:
   High                                    $39.500      $45.875      $42.000
   Low                                     $29.000      $38.500      $34.125
   Year-end                                $29.500      $40.250      $41.500
===============================================================================
Net cash provided by operating
 activities, less dividends ($000's)       $94,807     $104,547     $109,020
Capital expenditures, excluding AFUDC      $63,044      $94,743      $66,390
===============================================================================
OTHER FINANCIAL AND STATISTICAL DATA
Sales by class (MWH's)
     Residential                         1,892,955    1,844,041    1,799,456
     Commercial                          2,285,942(2) 2,359,023    2,303,216(2)
     Industrial                          1,135,831(2) 1,036,547      997,168(2)
     Other                                  48,718       50,715       52,984
                                         ---------    ---------    ---------
       Total                             5,363,446    5,290,326    5,152,824
                                         ---------    ---------    ---------
Number of retail customers by class
 (average)
     Residential                           275,441      273,752      273,936
     Commercial                             28,394(2)    28,968       28,848(2)
     Industrial                              1,538(2)       959        1,017(2)
     Other                                   1,127        1,175        1,358
                                         ---------    ---------    ---------
       Total                               306,500      304,854      305,159
                                         ---------    ---------    ---------
Revenue per kilowatt hour by class (cents)
     Residential                             13.33        12.92        12.58
     Commercial                              10.97        10.88        11.00
     Industrial                               9.18         9.40         9.73
Average large industrial customers time
 of use rate (cents)                          8.69         8.89         8.84
System requirements (MWH)                5,652,657    5,630,581    5,475,664
Peak load - kilowatts                    1,130,780    1,114,900    1,034,440
Generating capability- peak(kilowatts)   1,462,290    1,515,420    1,402,800
Load factor                                 57.07%       57.65%       60.26%
Fuel generation mix percentages
     Coal                                       35           31           34
     Oil                                        14           16           17
     Nuclear                                    32           38           35
     Cogeneration                                9            8            8
     Gas                                         4            1            1
     Hydro                                       6            6            5
- -------------------------------------------------------------------------------
Revenues - retail sales ($000's)
     Base                                 $619,097     $605,887     $608,176
     Fuel Adjustment Clause                   (229)      (2,328)     (41,221)
     Sales Provision Adjustment                  0            0       21,031
                                         ---------    ---------    ---------
       Total                              $618,868     $603,559     $587,986
                                         ---------    ---------    ---------
Revenue - retail sales per KWH (cents)
     Base                                    11.54        11.45        11.80
     Fuel Adjustment Clause                   0.00        (0.04)       (0.80)
     Sales Provision Adjustment               0.00         0.00         0.41
                                         ---------    ---------    ---------
       Total                                 11.54        11.41        11.41
                                         ---------    ---------    ---------
Fuel and energy cost per KWH (cents)          1.76         1.75         2.43
     Fossil                                   2.14         2.08         2.98
     Nuclear                                  0.94         1.23         1.42
- -------------------------------------------------------------------------------
Number of employees                          1,377        1,490        1,554
Total payroll ($000's)                     $75,441      $75,305      $74,052
===============================================================================

(1) Includes the cumulative effect of accounting change for postemployment benefits, which decreased earnings by $0.09 per share.
(2)  Includes reclassification of certain Commercial and Industrial customers.

   1991       1990        1989       1988        1987       1986       1985
===============================================================================

13,899,906 13,887,748  13,887,748 13,887,748  13,887,654 13,827,431 13,623,093

13,932,348 13,887,748  13,887,748 13,887,748  13,887,748 13,886,566 13,720,050
     $3.67(4)   $3.55      ($5.87)     $4.85      ($0.24)     $0.93      $6.07
    $28.84     $27.35      $26.11     $34.11      $31.58     $34.29     $35.95

    13.01%     13.39%     -18.88%     14.75%      -0.72%      2.64%     17.83%
    13.39%     13.97%      20.21%     32.91%      15.34%     16.81%     16.21%
     $2.44      $2.32       $2.32      $2.32       $2.32      $2.32      $2.08

   $39.125    $34.125     $34.250    $27.500     $34.000    $36.250    $27.125
   $30.000    $26.875     $24.750    $19.125     $21.250    $26.625    $13.750
   $39.000    $31.125     $34.250    $26.875     $26.875    $29.250    $27.000
===============================================================================

   $73,865    $39,189     $31,437    $40,607     $37,986    $16,796    $47,239
   $63,157    $64,018     $77,041    $83,735     $73,253   $116,124   $116,480
===============================================================================


 1,851,447  1,826,700   1,883,363  1,870,318   1,780,333  1,700,302  1,654,591
 2,347,757  2,259,340   2,254,099  2,174,200   2,046,289  1,914,889  1,810,192
   980,071  1,060,751   1,109,119  1,186,336   1,236,151  1,232,209  1,286,402
    55,118     58,013      60,427     61,303      62,246     65,533     68,064
- ---------- ----------  ---------- ----------  ---------- ---------- ----------
 5,234,393  5,204,804   5,307,008  5,292,157   5,125,019  4,912,933  4,819,249
- ---------- ----------  ---------- ----------  ---------- ---------- ----------


   274,064    275,637     276,385    274,884     271,302    267,509    264,112
    29,768     29,808      29,526     28,826      28,103     27,215     26,679
       268        319         347        367         369        372        386
     1,361      1,352       1,316      1,267       1,191      1,179      1,145
- ---------- ----------  ---------- ----------  ---------- ---------- ----------
   305,461    307,116     307,574    305,344     300,965    296,275    292,322
- ---------- ----------  ---------- ----------  ---------- ---------- ----------

     12.25      11.60       10.89      10.70       10.60      10.48      11.54
     10.89      10.39        9.75       9.60        9.58       9.45      10.64
      9.38       8.91        8.37       8.15        8.12       8.11       9.22

      8.64       8.06        7.58       7.14        7.04       6.79        n/a
 5,541,477  5,501,495   5,603,502  5,581,897   5,403,519  5,182,516  5,058,084
 1,145,820  1,054,600   1,094,400  1,132,100   1,039,600    985,710  1,019,980
 1,474,190  1,449,600   1,289,800  1,271,500   1,236,000  1,309,700  1,169,700
    55.21%     59.55%      58.45%     56.13%      59.33%     60.02%     56.61%

        34         43          39         37          42         37         40
        21         24          37         41          37         53         51
        29         20          11         11          10          9          9
         9          9           9          7           1          0          0
         4          3           3          0           5          0          0
         3          1           1          4           5          1          0
- -------------------------------------------------------------------------------

  $607,997   $589,346    $577,611   $574,422    $558,060   $537,147   $532,264
   (37,497)   (45,900)    (49,778)   (59,054)    (63,514)   (68,536)   (19,722)
    14,814      8,211           0          0           0          0          0
- ---------- ----------  ---------- ----------  ---------- ---------- ----------
  $585,314   $551,657    $527,833   $515,368    $494,546   $468,611   $512,542
- ---------- ----------  ---------- ----------  ---------- ---------- ----------

     11.62      11.32       10.88      10.85       10.89      10.93      11.04
     (0.72)     (0.88)      (0.93)     (1.11)      (1.24)     (1.39)     (0.40)
      0.28       0.16        0.00       0.00        0.00       0.00       0.00
- ---------- ----------  ---------- ----------  ---------- ---------- ----------
     11.18      10.60        9.95       9.74        9.65       9.54      10.64
- ---------- ----------  ---------- ----------  ---------- ---------- ----------
      2.67       2.63        2.78       2.53        2.54       2.45       3.48
      3.11       2.89        2.98       2.74        2.58       2.58       3.71
      1.62       1.55        0.89       0.87        0.94       1.02       1.01
- ------------------------------------------------------------------------------
     1,571      1,587       1,627      1,620       1,604      1,576      1,501
   $71,888    $69,237     $65,175    $62,387     $57,207    $52,782    $49,150
===============================================================================

(3) Includes the effect of a reorganization charge which decreased earnings by $.56 per share.
(4) Includes the cumulative effect of accounting change for municipal property taxes, which increased earnings by $0.53 per share.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


               MAJOR INFLUENCES ON FINANCIAL CONDITION

  The Company's financial condition will continue to be dependent on the level of retail and wholesale sales. The two primary factors that affect sales volume are economic conditions and weather. A 1% increase in retail sales would increase revenues by $6.0 million (sales margin by about $5.0 million). However, a return to normal weather could decrease revenues by $4.5 million (sales margin by $3.4 million).

  Another major factor affecting the Company's financial condition will be the Company's ability to control expenses. A significant reduction in interest expense has been achieved since 1989, and additional savings of $4-$5 million are expected in 1995 due to debt reduction and refinancing. Since 1990, annual growth in total operation and maintenance expense, excluding one-time items and cogeneration capacity purchases, has averaged approximately 2.0%, and the Company hopes to restrict future increases to less than the rate of inflation.

                LIQUIDITY AND CAPITAL RESOURCES

  The Company's capital requirements are presently projected as follows:

                                1995      1996      1997     1998      1999
                                ----      ----      ----     ----      ----
                                                   (000's)
Capital Expenditure Program  $ 75,840   $76,176  $ 51,816  $ 60,768  $ 92,880
Long-term Debt Maturities      97,000      -       50,000   100,000   100,000
Mandatory Redemptions
  /Repayments                  66,133    12,770    15,171    15,562    15,988
                              -------    ------   -------   -------   -------
Total Capital Requirements   $238,973   $88,946  $116,987  $176,330  $208,868
                             ========    ======   =======   =======   =======

  The Company presently estimates that its cash on hand and temporary cash investments at the beginning of 1995, totaling $11.4 million, and its projected net cash provided by operations, less dividends, of $105.3 million, will be sufficient to fund the Company's entire capital expenditure program of $75.8 million and $40.9 million of the $163.1 million necessary to satisfy the 1995 requirements for long-term debt maturities and mandatory long-term debt redemptions and repayments. The Company presently estimates that its projected net cash provided by operations, less dividends, of $97.7 million, will be sufficient to fund the Company's entire capital expenditure program of $76.2 million and all of the Company's 1996 requirements for mandatory redemptions and repayments of $12.8 million. The Company presently estimates that its projected net cash provided by operations, less dividends, of $282.0 million, will be sufficient to fund the Company's entire capital expenditure program of $205.5 million and $76.5 million of the $296.7 million necessary to satisfy the 1997 through 1999 requirements for long-term debt maturities and mandatory long-term debt redemptions and repayments.

  All of the Company's capital requirements that exceed available cash will have to be provided by external financing. Although the Company has no commitment to provide such financing from any source of funds, other than a $225 million revolving credit agreement with a group of banks, described below, the Company expects to be able to satisfy its external financing needs by issuing common stock, preferred stock and additional short-term and long-term debt, although the continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and the level of the Company's income and cash flow.

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

  At December 31, 1994, the Company had $11.4 million of cash and temporary cash investments, a decrease of $36.8 million from the balance at December 31, 1993. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                 (Millions)
                                                                 ----------
   Balance, December 31, 1993                                      $ 48.2
                                                                    ------

   Net cash provided by operating activities                        137.0

   Net cash provided by (used in) financing activities:
   -  Financing activities, excluding dividend payments             (68.5)
   -  Dividend payments                                             (42.2)

   Cash invested in plant, including nuclear fuel                   (63.1)
                                                                    ------

      Net decrease                                                  (36.8)
                                                                    ------

   Balance,  December 31, 1994                                     $ 11.4
                                                                    ======

  The Company has a revolving credit agreement with a group of banks, which currently extends to December 14, 1995. The borrowing limit of this facility is $225 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option.
If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 1994, the Company had $67 million in short-term borrowings outstanding under this facility.

  In January 1995, the Company entered into interest rate cap agreements, with several banks, to protect $100 million of its short-term debt from increases in short-term interest rates. The agreements provide that if the LIBOR (London Interbank Offering Rate), for one-month borrowings, exceeds 8.50% on the 17th of any month during the period beginning February 17, 1995 and ending January 17, 1997, the banks will pay to the Company the difference between that LIBOR and 8.50%, multiplied by $100 million, for the subsequent one-month period.

  The Company's long-term debt instruments do not limit the amount of short-term debt that the Company may issue. The Company's revolving credit agreement described above requires it to maintain an available earnings/interest charges ratio of not less than 1.5:1.0 for each 12-month period ending on the last day of each calendar quarter. For the 12-month period ended December 31, 1994, this coverage ratio was 2.86.

  The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity acquires and stores natural gas, coal and fuel oil for sale to the Company, and the Company purchases these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to March 1996. At December 31, 1994, approximately $10.7 million of fossil fuel purchases were being financed under this agreement.

  UI has three wholly-owned subsidiaries. Research Center, Inc. (RCI) has been formed to participate in the development of one or more regulated power production ventures, including possible participation in arrangements for the future development of independent power production and cogeneration facilities. United Energy International, Inc.
(UEI) was formed to facilitate participation in a joint venture relating to power production plants abroad. United Resources, Inc. (URI) serves as the parent corporation for several unregulated businesses, each of which is incorporated separately to participate in business ventures that will complement and enhance UI's electric utility business and serve the interests of the Company and its shareholders and customers.

  Four wholly-owned subsidiaries of URI have been incorporated. Souwestcon Properties, Inc. (SPI) participated as a 25% partner in the ownership of a medical hotel building in New Haven, which has recently been sold. SPI no longer owns any property and is currently inactive.
A second wholly-owned subsidiary of URI is Thermal Energies, Inc., which is participating in the development of district heating and cooling facilities in the downtown New Haven area, including the energy center for an office tower and participation as a 37% partner in the energy center for a city hall and office tower complex. A third URI subsidiary, Precision Power, Inc., provides power-related equipment and services to the owners of commercial buildings and industrial facilities. A fourth URI subsidiary, American Payment Systems, Inc., manages agents and equipment for electronic data processing of bill payments made by customers of utilities, including UI, at neighborhood businesses. In addition to these subsidiaries, URI also has a 90% ownership interest in Ventana Corporation, which offers energy conservation engineering and project management services to governmental and private institutions.

  The Board of Directors of the Company has authorized the investment of a maximum of $18.0 million, in the aggregate, of the Company's assets in all of URI's ventures, UEI and RCI, and, at December 31, 1994, approximately $14.5 million had been so invested.


                    RESULTS OF OPERATIONS

1994 vs. 1993
- -------------

  Earnings for the year 1994 were $43.5 million, or $3.09 per share, up $7.3 million, or $.52 per share, from 1993. This increase reflects $7.8 million (after-tax), or $.56 per share, from the absence of a one-time charge taken in the fourth quarter of 1993 for the estimated costs of a reorganization and early retirement program associated with the Company's organization review and cost reduction program. Earnings decreased $1.5 million (after-tax), or $.10 per share, due to a one-time charge resulting from the settlement of a dispute with the City of Bridgeport regarding past taxes payable by the Company on its personal property in that city. Earnings also decreased $1.3 million (after-tax), or $.09 per share, from an accounting change made in the first quarter of 1994 to implement Statement of Financial Accounting Standards No. 112. Earnings per share for 1994, excluding one-time items and accounting changes, increased by $.15 per share, to $3.28 per share, from $3.13 per share for 1993.

  Retail operating revenues increased about $15.3 million for the year 1994 over the year 1993: $12.5 million from retail rate changes, $7.1 million from higher retail kilowatt-hour sales and $1.2 million to recover higher "pass-through"expenses, partly offset by $5.4 million from an increase in non-cash revenue amortization.

  The $12.5 milion retail revenue increase due to rate changes resulted from a rate increase granted by the DPUC in 1992 effective January 1, 1994. Included in this $12.5 million was $5.4 million to collect sales adjustment revenues booked in prior periods. A separate non-cash amortization charge to revenue was increased by $5.4 million to eliminate any current period revenue effect of these sales adjustment rate changes.

  Retail kilowatt-hour sales for the year increased 1.4% over the prior year, producing additional retail revenues of $7.1 million and additional sales margin (revenue less fuel expense and revenue-based taxes) of about $6.0 million. There was virtually no retail kilowatt-hour sales change from weather factors between 1994 and 1993. Weather for the year of 1994 was more severe than "normal", augmenting sales by 0.9% and producing revenues of about $4.5 million and sales margin of about $3.4 million. Retail revenues to recover "pass-through" charges for certain expense changes, including fossil fuel, increased by $1.2 million in 1994 over 1993.

  Wholesale "capacity" revenues increased by $0.6 million in 1994 from their 1993 level. Wholesale "energy" revenues, as well as the associated fuel expense, decreased by $11.6 million from 1993 to 1994.

  Retail fuel and energy expenses increased $0.9 million for the year of 1994 over 1993. A sales margin increase (reduction of expense) of about $1.2 million resulted from nuclear unit operations and nuclear fuel prices. There were other offsetting fuel expense increases of $2.1 million.

  Operating expenses for operations, maintenance and purchased capacity charges in 1994 increased by $0.6 million compared to 1993. Purchased capacity was $2.7 million lower than 1993 due to the absence of a scheduled outage at the Connecticut Yankee Unit, compared to ten weeks of scheduled outage in 1993. Operation and maintenance increased $3.3 million. A $5.1 million increase resulted from higher repair costs at Seabrook Unit 1, reflecting nine weeks of scheduled outage and ten weeks of unscheduled outage in 1994. However, other operation and maintenance expenses decreased by a net $1.8 million, reflecting reduced maintenance costs at the Company's fossil fuel generating plants, the impacts of the 1993 reorganization and early retirement program, and re-engineering efforts.

  Other operating expenses, excluding one-time items and their tax effects, increased approximately $7.6 million in 1994 from 1993 due to higher depreciation and income taxes.

  Other income and (deductions) decreased $13.2 million for the year of 1994 from the prior year, due principally to the elimination of the deferred returns (after-tax and not representing current cash income) related to the portion of the cost of Seabrook Unit 1 that had not been in the Company's rate base in 1993 and the elimination of the income tax benefits associated with the interest costs of carrying that portion of the unit's cost, lower AFUDC from lower construction costs and a lower AFUDC rate, the write-off of certain terminated project costs previously capitalized, and higher losses related to unregulated subsidiaries. The revenue to support the increased rate base in 1994, and the income tax benefits of the associated cost of debt, are reflected in operating revenues and expenses.

  Interest costs and preferred stock dividends decreased by $9.2 million in 1994 compared to 1993. Through its refinancing program, the Company has taken advantage of lower interest rates in both 1993 and 1994.

1993 vs. 1992
- -------------

  Earnings for the year 1993 were $36.2 million, or $2.57 per share, down $16.3 million, or $1.19 per share, from 1992. This decrease reflects a one-time reorganization charge of approximately $7.8 million after-tax, or $.56 per share, and the non-recurrence of one-time gains of $.59 per share in 1992. Earnings per share for 1993, excluding one-time items and accounting changes, decreased by $.04 per share, to $3.13 per share from $3.17 per share for 1992.

  Sales margin increased by $10.3 million for the year. Retail revenues increased $36.6 million; $20.7 million from a recent rate decision ($12.1 million from rate changes, $20.8 million for the fold-in to base rates of the 1992 sales adjustment revenues, a reduction of $7.7 million in revenue from a separate amortization charge to eliminate the current period revenue effect of rate changes intended to collect sales adjustment revenues booked in prior periods, and the pass through to customers of expense credits of $4.6 million), and $15.9 million from increased retail sales. Retail sales increased by 2.7%, mostly due to a return to more normal summer weather.

  The retail revenue increases were offset by anticipated reductions of $20.8 million from the sales adjustment provision and $13.7 million in wholesale capacity revenues.
Other operating revenues decreased by $0.3 million.
Reductions in wholesale energy revenues of $15.8 million were directly offset by reductions in energy expense.

  Other factors affecting sales margin were lower retail fuel expense, increasing margin by $9.4 million, and higher revenue related taxes, decreasing margin by $0.6 million.

  Other operation and maintenance expenses, including purchased capacity charges, increased by $10.2 million, or 4.5%, in 1993 relative to 1992. Major generating station overhauls and unscheduled repairs accounted for $5.2 million of this increase. Employment costs increased by $4.0 million, most of which resulted from the adoption of a liability for postretirement benefits other than pensions that the implementation of Statement of Financial Accounting Standards No. 106 requires to be accrued over employees' careers. Purchased capacity charges (cogeneration and Connecticut Yankee power purchases) for 1993 increased by $4.0 million, transmission costs increased by $2.4 million; but other nuclear operation and maintenance expenses decreased by $4.0 million.

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

  Other income declined by $23 million in 1993 from 1992, $9.4 million of which was attributable to the absence of net one-time gains realized in 1992. The remainder was due primarily to an expected decline in deferred revenue and income tax benefits associated with the DPUC's 1992 rate decision, offset, in part, by lower interest charges of $9.3 million. "Net" interest margin (interest income less interest expense) improved by $6.6 million in 1993 over 1992.

                         OUTLOOK

  Revenues for 1995 will increase by $13.1 million compared to 1994 due to the completion of the non-cash amortization of deferred sales adjustment revenues ($7.7 million amortized and collected in rates in 1993 and $13.1 million amortized and collected in rates in 1994). Revenues for 1995 should also increase as a result of an approximate 1%
($6 million) rate increase for recovery, through the Conservation Adjustment Mechanism, of previously recorded and projected conservation costs.

  The Company's financial condition will continue to be dependent on the level of retail and wholesale sales. The two primary factors that affect sales volume are economic conditions and weather. A 1% increase in retail sales would increase revenues by $6.0 million and sales margin (revenue less fuel expense and revenue-based taxes) by about $5.0 million. The Company has experienced "real" (nonweather-related) growth in kilowatt-hour sales of approximately 0.7%, on average, per year since 1992. However, a return to normal weather in 1995 could decrease revenues by 0.7%, or $4.5 million (sales margin by $3.4 million). A continuation of the 1992-1994 "real" sales growth trend would be offset by a return to normal weather.

  Sales margin should improve further from lower fuel expense in 1995. Higher generating output from the nuclear units (there is currently no planned outage for Seabrook in 1995) and lower nuclear fuel prices could add $3-$4 million to margin if normal operating assumptions are met. However, if the generation level is higher than expected from the Seabrook unit, a refueling outage, currently planned for early in 1996, may move, partially or fully, into 1995.

  Taking all of the above factors into account, overall sales margin would be expected to increase in 1995, compared to 1994, by $23-$25 million. These increases will be offset by the commencement of the amortization of Seabrook phase-in costs at $12.6 million after-tax (equivalent, approximately, to a $23 million revenue requirement) per year for five years beginning in 1995.

  Another major factor affecting the Company's financial condition will be the Company's ability to control expenses. Operation and maintenance expense is expected to decline by several million dollars in 1995 compared to 1994, due primarily to lower maintenance costs at generating units, the full impact of the Company's 1993 reorganization and early retirement program, and other cost reduction efforts. Anticipated depreciation and property taxes should increase expenses by $4-$5 million in 1995 from 1994 levels.

  The Company expects continued reductions in interest expense from the 1994 level of $84 million, to about $79-$80 million at February 1995 interest rate levels. This 1995 interest expense level would be 30% below the 1989 level and would mark the sixth consecutive year of interest expense decline. Similar interest expense reductions are expected for 1996, as well, assuming February 1995 interest rate levels.

  A major contingency in the Company's expected earnings for 1995 is the timing of the Seabrook refueling outage. If the refueling outage moves fully into 1995, 1995 sales margin would be reduced by about $2 million, and operations and maintenance expense would be increased by $3-$4 million over currently anticipated amounts. These negative effects on 1995 earnings would affect anticipated 1996 results positively. The Company continues to expect to achieve growth in earnings from operations of 4% annually, on average, from its 1992 level of $3.17 per share.

  The Company's financial status and financing capability will continue to be sensitive to many other factors, including conditions in the securities markets, economic conditions, interest rates, the level of the Company's income and cash flow, and legislative and regulatory developments, including the cost of compliance with increasingly stringent environmental legislation and regulations and competition within the electric utility industry.

  The electric utility industry is being subjected to increasing competition. Currently, the Company's retail electric service rates are subject to regulation and are based on the Company's costs. Therefore, the Company, and all regulated utilities, are subject to certain accounting standards (Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation") that are not applicable to other businesses in general. These accounting rules allow all regulated utilities, where appropriate, to defer the income statement impact of certain costs that are expected to be recovered in future regulated service rates and to establish regulatory assets on balance sheets for such costs. The effects of competition could cause the operations of the Company, or a portion thereof, to fail to meet the criteria for application of these accounting rules. While the Company expects to continue to meet these criteria in the near future, if the Company were to cease meeting these criteria, accounting standards for business in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which the criteria are no longer met. If this change in accounting were to occur, it would have a material adverse effect on the Company's earnings and retained earnings in that year and may have a material adverse effect on the Company's ongoing financial condition, as well.

                        INFLATION

  Much of the Company's operating expense structure is based on fixed charges for plant, purchased power, fuel expense and taxes that have no direct relationship to "inflation" as defined by the Producer Price Index (PPI). That portion of fuel expense (fossil fuel expense) which is a factor in the PPI, is subject to a "pass-through" revenue recovery from customers. The operations expense component most sensitive to inflation, wage and benefit costs, account for about 15% of the Company's total operating expenses excluding income taxes.

  A significant portion of the "fixed charges for plant" component of operating expenses is based on the historic cost of the Company's generating units. Under current conditions the cost of future additional or replacement generating capacity, if needed, would probably be less than the cost of existing generating capacity.

Item 8.Financial Statements and Supplementary Data

                      THE UNITED ILLUMINATING COMPANY
                      CONSOLIDATED STATEMENT OF INCOME
            For the Years Ended December 31, 1994, 1993 and 1992
                    (Thousands except per share amounts)
                                              1994        1993        1992
                                              ----        ----        ----
OPERATING REVENUES (NOTE G)                 $656,748    $653,023    $667,325
                                            ---------   ---------   ---------
OPERATING EXPENSES
 Operation
   Fuel and energy                           127,354     138,050     163,253
   Capacity purchased                         44,769      47,424      43,560
   Reorganization charge                        -         13,620        -
   Other                                     151,330     148,332     145,032
 Maintenance                                  41,768      41,475      38,394
 Depreciation                                 58,165      56,287      50,706
 Amortization of cancelled
   nuclear project (Note J)                    1,172       1,172      10,415
 Amortization of deferred
   fossil fuel costs                            -            608        -
 Income taxes (Notes A and E)                 44,937      33,309      48,712
 Property tax settlement                       2,536        -           -
 Other taxes (Note G)                         57,325      57,932      59,231
                                            ---------   ---------   ---------
      Total                                  529,356     538,209     559,303
                                            ---------   ---------   ---------
OPERATING INCOME                             127,392     114,814     108,022
                                            ---------   ---------   ---------
OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds
   used during construction                      753         999       1,003
 Deferred return - Seabrook Unit 1              -          7,497      15,959
 Other-net (Note G)                           (1,907)         71      18,545
 Non-operating income taxes                    3,214       6,322      12,558
                                            ---------   ---------   ---------
       Total                                   2,060      14,889      48,065
                                            ---------   ---------   ---------
INCOME BEFORE INTEREST CHARGES               129,452     129,703     156,087
                                            ---------   ---------   ---------
INTEREST CHARGES
 Interest on long-term debt                   73,772      80,030      88,666
 Other interest (Note G)                      10,301      12,260      12,882
 Allowance for borrowed funds
   used during construction                   (2,710)     (3,068)     (2,229)
                                            ---------   ---------   ---------
       Net Interest Charges                   81,363      89,222      99,319
                                            ---------   ---------   ---------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       48,089      40,481      56,768
                                            ---------   ---------   --------
Cumulative effect for years prior
 to 1994 of accounting change for
 postemployment benefits (net of income
 taxes of $956) (Note H)                      (1,294)       -           -
                                            ---------   ---------   ---------
NET INCOME                                    46,795      40,481      56,768
Dividends on Preferred Stock                   3,323       4,318       4,338
                                            ---------   ---------   ---------
INCOME APPLICABLE TO COMMON STOCK            $43,472     $36,163     $52,430
                                            =========   =========   =========

AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                         14,085      14,064      13,941

EARNINGS PER SHARE OF COMMON STOCK
 BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                             $3.18       $2.57       $3.76
   Cumulative effect for years prior
   to 1994 of accounting change
   for postemployment benefits                 (0.09)       -           -
                                            ---------   ---------   ---------
EARNINGS PER SHARE OF COMMON STOCK             $3.09       $2.57       $3.76
                                            =========   =========   =========

CASH DIVIDENDS DECLARED PER SHARE
 OF COMMON STOCK                               $2.76       $2.66       $2.56


              The accompanying Notes to Consolidated Financial
        Statements are an integral part of the financial statements.

                      THE UNITED ILLUMINATING COMPANY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Years Ended December 31, 1994, 1993 and 1992
                           (Thousands of Dollars)
                                                  1994       1993       1992
                                                  ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                      $46,795    $40,481    $56,768
                                                ---------  ---------  ---------
 Adjustments to reconcile net income
 to net cash provided by operating activities:
    Depreciation and amortization                 67,336     65,788     70,298
    Deferred income taxes                          9,541      9,422     31,093
    Deferred investment tax credits - net           (762)      (762)      (762)
    Gain on sale of facility                        -          -        (5,915)
    Amortization of nuclear fuel                  11,632     21,922     23,440
    Cumulative effect for years prior to 1994 of
     accounting change for postemployment
     benefits-net                                  1,294       -          -
    Allowance for funds used during construction  (3,463)    (4,067)    (3,232)
    Deferred return - Seabrook Unit 1               -        (7,497)   (15,959)
    Sales adjustment revenue                      13,113      7,668     (6,217)
    Changes in:
       Accounts receivable - net                   2,840      3,344     (4,637)
       Fuel, materials and supplies               (1,140)      (638)     1,481
       Prepayments                                (7,344)    (1,833)     1,503
       Accounts payable                           (6,578)   (10,098)     7,672
       Interest accrued                           (1,046)    (2,431)    (6,918)
       Taxes accrued                               9,756      1,017     (1,829)
       Reorganization charge accrued                -        13,620       -
       Other assets and liabilities               (4,989)     9,920      1,851
                                                ---------  ---------  ---------
    Total Adjustments                             90,190    105,375     91,869
                                                ---------  ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES        136,985    145,856    148,637
                                                ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock                                        109      1,834      3,442
 Long-term debt                                     -       164,460    247,000
 Notes payable                                    67,000    (84,099)    71,099
 Securities redeemed and retired:
  Preferred stock                                (15,858)      -        (1,695)
  Long-term debt                                (117,391)  (143,543)  (214,811)
 Expenses of issues                                 -        (1,742)    (1,453)
 Lease obligations                                (2,362)    (4,174)   (71,866)
 Dividends
   Preferred stock                                (3,658)    (4,318)    (4,365)
   Common stock                                  (38,520)   (36,991)   (35,252)
                                                ---------  ---------  ---------
NET CASH USED IN FINANCING ACTIVITIES           (110,680)  (108,573)    (7,901)
                                                ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Plant expenditures, including nuclear fuel      (63,044)   (94,743)   (66,390)
 Proceeds from the sale of facility                 -          -         6,012
 Investment in debt securities                      -        94,529    (94,529)
                                                ---------  ---------  ---------
NET CASH USED IN INVESTING ACTIVITIES            (63,044)      (214)  (154,907)
                                                ---------  ---------  ---------
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                        (36,739)    37,069    (14,171)
BALANCE AT BEGINNING OF PERIOD                    48,171     11,102     25,273
                                                ---------  ---------  ---------
BALANCE AT END OF PERIOD                         $11,432    $48,171    $11,102
                                                =========  =========  =========

CASH PAID DURING THE PERIOD FOR:
 Interest (net of amount capitalized)            $75,802    $78,021    $82,829
                                                =========  =========  =========
 Income taxes                                    $25,555    $17,435    $12,634
                                                =========  =========  =========

               The accompanying Notes to Consolidated Financial
           Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                            CONSOLIDATED BALANCE SHEET
                        December 31, 1994, 1993 and 1992

                                      ASSETS
                              (Thousands of Dollars)
                                           1994         1993         1992
                                           ----         ----         ----

Utility Plant at Original Cost
 In service                             $1,761,627   $1,690,142   $1,631,787
 Less, accumulated provision
  for depreciation                         493,482      446,716      407,729
                                        -----------  ----------   -----------
                                         1,268,145    1,243,426    1,224,058

Construction work in progress               57,669       77,395       59,809
Nuclear fuel                                31,443       40,285       52,144
                                        -----------  -----------  -----------
  Net Utility Plant                      1,357,257    1,361,106    1,336,011
                                        -----------  -----------  -----------
Other Property and Investments              21,824       17,811       13,176
                                        -----------  -----------  -----------

Current Assets
 Cash and temporary cash investments        11,432       48,171       11,102
 Short-term investment                        -            -          94,529
 Accounts receivable
  Customers, less allowance for doubtful
  accounts of $4,900, $4,700 and $3,900     61,042       62,703       56,796
  Other                                     26,981       28,160       37,411
 Accrued utility revenues                   23,139       22,765       24,389
 Fuel, materials and supplies, at
  average cost                              22,318       21,178       20,540
 Prepayments                                12,307        4,963        3,130
 Other                                          90           41           57
                                        -----------  -----------  -----------
   Total                                   157,309      187,981      247,954
                                        -----------  -----------  -----------

Regulatory Assets (future amounts due
                   from customers through
                   the ratemaking process)
 Income taxes due principally to book-tax
  differences (Note A)                     403,132      408,272      406,258
 Deferred return - Seabrook Unit 1          62,929       62,929       55,432
 Unamortized cancelled nuclear projects     25,792       26,964       28,136
 Unamortized redemption costs               26,269       32,573       28,186
 Sales adjustment revenues                    -          13,113       20,781
 Uranium enrichment decommissioning costs    1,540        1,600         -
 Deferred fossil fuel costs                    112          198        1,109
 Unamortized debt issuance expenses          5,527        6,631        6,474
 Other                                      13,300       15,114       10,117
                                        -----------  -----------  -----------
   Total                                   538,601      567,394      556,493
                                        -----------  -----------  -----------

                                        $2,074,991   $2,134,292   $2,153,634
                                        ===========  ===========  ===========

             The accompanying Notes to Consolidated Financial
        Statements are an integral part of the financial statements.

                          THE UNITED ILLUMINATING COMPANY
                            CONSOLIDATED BALANCE SHEET
                         December 31, 1994, 1993 and 1992

                          CAPITALIZATION AND LIABILITIES
                              (Thousands of Dollars)
                                              1994          1993        1992
                                              ----          ----        ----

Capitalization (Note B)
 Common stock equity
  Common stock                              $284,133     $284,028     $282,433
  Paid-in capital                                738          734          495
  Capital stock expense                       (2,402)      (3,163)      (3,163)
  Retained earnings                          145,559      141,725      142,981
                                          -----------  -----------  -----------
                                             428,028      423,324      422,746
 Preferred stock                              44,700       60,945       60,945
 Long-term debt                              708,340      875,268      893,457
                                          -----------  -----------  -----------
   Total                                   1,181,068    1,359,537    1,377,148
                                          -----------  -----------  -----------

Noncurrent Liabilities
 Obligations under capital leases             17,799       19,871       23,855
 Uranium enrichment decommissioning reserve    1,337        1,486         -
 Nuclear decommissioning obligation            7,628        5,606         -
 Other                                         2,517        2,156        1,998
                                          -----------  -----------  -----------
   Total                                      29,281       29,119       25,853
                                          -----------  -----------  -----------

Current Liabilities
 Current portion of long-term debt           193,133      143,333       92,833
 Notes payable                                67,000         -          84,099
 Accounts payable                             42,846       49,424       59,522
 Dividends payable                            10,467       10,445       10,017
 Taxes accrued                                16,607        6,851        5,834
 Pensions accrued (Note H)                    30,177       33,547       18,714
 Interest accrued                             20,926       21,972       24,403
 Obligations under capital leases              1,169        1,838        2,028
 Other accrued liabilities                    30,069       26,813       12,953
                                          -----------  -----------  -----------
   Total                                     412,394      294,223      310,403
                                          -----------  -----------  -----------

Customers' Advances for Construction           2,628        2,667        2,672
                                          -----------  -----------  -----------

Regulatory Liabilities (future amounts owed
                        to customers through
                        the ratemaking process)
 Accumulated deferred investment tax credits  18,671       19,433       20,195
 Deferred gain on sale of utility plant          276        2,070        3,391
 Other                                         1,820        1,837         -
                                          -----------  -----------  -----------
   Total                                      20,767       23,340       23,586
                                          -----------  -----------  -----------

Deferred Income Taxes (future tax liabilities
                       owed to taxing
                       authorities)          428,853      425,406      413,972

Commitments and Contingencies                   -            -            -
                                          -----------  -----------  -----------

                                          $2,074,991   $2,134,292   $2,153,634
                                          ===========  ===========  ===========

            The accompanying Notes to Consolidated Financial
         Statements are an integral part of the financial statements.

                      THE UNITED ILLUMINATING COMPANY
                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS
             For the Years Ended December 31, 1994, 1993 and 1992
                           (Thousands of Dollars)

                                       1994           1993           1992
                                       ----           ----           ----
BALANCE, JANUARY 1                   $141,725       $142,981       $125,448
Net Income                             46,795         40,481         56,768
Adjustments associated with repurchase
 of preferred stock                      (761)          -               796
                                     ---------      ---------      ---------
    Total                             187,759        183,462        183,012
                                     ---------      ---------      ---------

Deduct Cash Dividends Declared
   Preferred stock                      3,323          4,318          4,338
   Common stock                        38,877         37,419         35,693
                                     ---------      ---------      ---------
    Total                              42,200         41,737         40,031
                                     ---------      ---------      ---------

BALANCE, DECEMBER 31                 $145,559       $141,725       $142,981
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

REGULATORY ACCOUNTING

  The consolidated financial statements of the Company are in conformity with generally accepted accounting principles and with accounting for regulated electric utilities prescribed by the Federal Energy Regulatory
Commission (FERC) and the Connecticut Department of
Public Utility Control (DPUC). Generally accepted accounting principles for regulated entities allow the Company to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Statement of Financial Accounting
Standards (SFAS) No. 71, "Accounting for the Effects of
Certain Types of Regulation".  In accordance with SFAS
No. 71, the Company has deferred recognition of costs
(a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligation relieved in the future through the ratemaking process.

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, United Resources Inc., United Energy
International, Inc. and Research Center, Inc.
Intercompany accounts and transactions have been eliminated in consolidation.

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

  The Company's utility plant in service as of December 31, 1994, 1993 and 1992 is comprised as follows:

                                1994        1993         1992
                                ----        ----         ----
          Production        $1,114,755   $1,104,156   $1,083,247
          Transmission         143,984      129,186      126,211
          Distribution         364,102      334,251      319,409
          General               43,600       41,009       42,065
          Future use plant      31,853       29,221       26,537
          Other                 63,333       52,319       34,318
                            ----------   ----------   ----------
                            $1,761,627   $1,690,142   $1,631,787
                            ==========   ==========   ==========

                 THE UNITED ILLUMINATING COMPANY

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

  In accordance with the applicable regulatory systems of accounts, the Company capitalizes AFUDC, which represents the approximate cost of debt and equity capital devoted to plant under construction. In accordance with FERC prescribed accounting, the portion of the allowance applicable to borrowed funds is presented in the Consolidated Statement of Income as a reduction of interest charges, while the portion of the allowance applicable to equity funds is presented as other income. Although the allowance does not represent current cash income, it has historically been recoverable under the ratemaking process over the service lives of the related properties. The
Company compounds semi-annually the allowance applicable to major construction projects. Weighted average AFUDC rates in effect for 1994, 1993 and 1992 were 8.19%, 8.75% and
10.25%, respectively.

DEPRECIATION

  Provisions for depreciation on utility plant for book purposes are computed on a straight-line basis, using estimated service lives determined by independent engineers. One-half year's depreciation is taken in the year of addition and disposition of utility plant, except in the case of major operating units on which depreciation commences in the month they are placed in service and ceases in the month they are removed from service. The aggregate annual provisions for depreciation for the years 1994, 1993 and 1992 were equivalent to approximately 3.27%, 3.22% and 3.15%, respectively, of the original cost of depreciable property.

INCOME TAXES

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". In accordance with SFAS No. 109, the Company has provided deferred taxes for all temporary book-tax differences using the liability method. The liability method requires that deferred tax balances be adjusted to reflect enacted future tax rates that are anticipated to be in effect when the temporary differences reverse. In accordance with generally accepted accounting principles for regulated industries, the Company has established a net regulatory asset that reflects anticipated future recovery in rates of these deferred tax provisions.

  For ratemaking purposes, the Company practices full normalization for all investment tax credits (ITC) related to recoverable plant investments except for the ITC related to Seabrook Unit 1, which was taken into income in accordance with provisions of a 1990 DPUC retail rate decision.

ACCRUED UTILITY REVENUES

  The estimated amount of utility revenues (less related expenses and applicable taxes) for service rendered but not billed is accrued at the end of each accounting period.

CASH AND CASH EQUIVALENTS

  For cash flow purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company records outstanding checks as accounts payable until the checks have been honored by the banks.

  The Company is required to maintain an operating deposit with the project disbursing agent related to its 17.5% ownership interest in Seabrook Unit 1. This operating deposit, which is the equivalent to one and one half

            THE UNITED ILLUMINATING COMPANY
months of the funding requirement for operating expenses, is restricted for use and amounted to $2.3 million, $3.4 million and $2.9 million, at December 31, 1994, 1993 and 1992, respectively.

INVESTMENTS

  The Company's investment in the Connecticut Yankee Atomic Power Company joint venture, a nuclear generating company in which the Company has a 9 1/2% stock interest, is accounted for on an equity basis. This investment amounted to $9.6 million, $9.5 million and $9.4 million at December 31, 1994, 1993 and 1992, respectively.

FOSSIL FUEL COSTS

  The amount of fossil fuel costs that cannot be reflected currently in customers' bills pursuant to the fossil fuel adjustment clause in the Company's rates is deferred at the end of each accounting period. Since adoption of the deferred accounting procedure in 1974, rate decisions by the DPUC and its predecessors have consistently made specific provision for amortization and rate-making treatment of the Company's existing deferred fossil fuel cost balances.

RESEARCH AND DEVELOPMENT COSTS

  Research and development costs, including environmental studies, are capitalized if related to specific construction projects and depreciated over the lives of the related assets. Other research and development costs are charged to expense as incurred.

PENSION AND OTHER POSTEMPLOYMENT BENEFITS

  The Company accounts for normal pension plan costs in accordance with the provisions of Statement of Financial
Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions", and for supplemental retirement plan costs and supplemental early retirement plan costs in accordance with the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension
Plans and for Termination Benefits".

  Prior to January 1, 1993, the Company accounted for other postemployment benefits, consisting principally of health and life insurance, on a pay-as-you-go basis. Effective January 1, 1993, the Company commenced accounting for these costs under the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires, among other things, that the liability for such benefits be accrued over the employment period that encompasses eligibility to receive such benefits. The annual incremental cost of this accounting change has been allowed in retail rates in accordance with a 1992 rate decision of the DPUC.

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." This statement establishes accounting standards for employers who provide benefits, such as unemployment compensation, severance benefits and disability benefits to former or inactive employees after employment but before retirement and requires recognition of the obligation for these benefits. The effect of adopting this statement is reported as a change in accounting principle and decreased earnings for common stock for 1994 by $1.3 million or $.09 per share.

            THE UNITED ILLUMINATING COMPANY

URANIUM ENRICHMENT OBLIGATION

  Under the Energy Policy Act of 1992 (Energy Act), the Company will be assessed for its proportionate share of the costs of the decontamination and decommissioning of uranium enrichment facilities operated by the Department of Energy. The Energy Act imposes an overall cap of $2.25 billion on the obligation assessed to the nuclear utility industry and limits the annual assessment to $150 million each year over a 15-year period. At December 31, 1994, the Company's unfunded share of the obligation, based on its ownership interest in Seabrook Unit 1 and Millstone Unit 3, was approximately $1.3 million. Effective January 1, 1993, the Company was allowed to recover these assessments in rates as a component of fuel expense. Accordingly, the Company has recognized these costs as a regulatory asset on its Consolidated Balance Sheet.

NUCLEAR DECOMMISSIONING TRUSTS

  External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $1,727,000, $1,616,000 and $1,334,000 during 1994, 1993 and 1992 into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At December 31, 1994, the Company's share of the trust fund balances, which include accumulated earnings on the funds, were $5.2 million and $2.4 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

                                          THE UNITED ILLUMINATING COMPANY

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


 (B) CAPITALIZATION                                                    December 31,
                                     -----------------------------------------------------------------------------
                                                1994                       1993                      1992
                                        Shares                     Shares                    Shares
                                      Outstanding   $(000's)    Outstanding   $(000's)    Outstanding   $(000's)
                                     ------------- -----------  ------------- ----------  ------------ -----------

 COMMON STOCK EQUITY
   Common stock, no par value,
   at December 31(a)                 14,086,691    $284,133    14,083,291    $284,028   14,033,148    $282,433
    Shares authorized
     1992   30,000,000
     1993   30,000,000
     1994   30,000,000
   Paid-in capital                                      738                       734                       495
   Capital stock expense                             (2,402)                   (3,163)                   (3,163)
   Retained earnings (b)                            145,559                   141,725                   142,981
                                                 -----------               -----------               -----------
        Total common stock equity                   428,028                   423,324                   422,746
                                                 -----------               -----------               -----------
 PREFERRED AND PREFERENCE STOCK (C)
   Cumulative preferred stock, $100 par value,
    shares authorized at December 31,
     1992   1,259,455
     1993   1,259,455
     1994   1,247,005
    Preferred stock issues:
     4.35% Series A                      40,425                    40,425                    40,425
     4.72% Series B                      48,280                    50,730                    50,730
     4.64% Series C                      32,100                    32,100                    32,100
     5 5/8% Series D                     51,200                    61,200                    61,200
     7.60% Series E                     125,000                   125,000                   125,000
     7.60% Series F                     150,000                   150,000                   150,000
                                   -------------              ------------              ------------
                                        447,005      44,700       459,455      45,945       459,455      45,945
                                   ------------- -----------  ------------ -----------  ------------ -----------
   Cumulative preferred stock,
    $25 par value, shares
    authorized at December 31,
     1992   2,400,000
     1993   2,400,000
     1994   2,400,000
    Preferred stock issues:
     8.80% 1976 Series                    -            -          600,000      15,000       600,000      15,000
   Cumulative preference stock,
    $25 par value, shares
    authorized at December 31,
     1992   5,000,000
     1993   5,000,000
     1994   5,000,000
    Preference stock issues               -            -             -           -             -           -
      Total preferred stock not                  -----------               -----------               -----------
       subject to mandatory redemption               44,700                    60,945                    60,945
                                                 -----------               -----------               -----------

                           THE UNITED ILLUMINATING COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                         December 31,
                                             ---------------------------------
                                                1994         1993       1992
                                              $(000's)     $(000's)   $(000's)
                                             ---------     --------   --------
LONG-TERM DEBT (D)
 First Mortgage Bonds:
  9.44%, Series B, maturing serially as
    to $10,800 principal amount on
    February 15 in each of the years
    1995 to 1999.                               $54,000    $54,000    $54,000

  10.32%, Series C, maturing serially as
    to $55,333 principal amount on
    January 15, 1995                             55,333    110,666    166,000

Other Long-term Debt
 Pollution Control Revenue Bonds:
  14 1/2%, 1984 Series, due October 1, 2009        -           110     40,000
  14 1/2%, 1984 Series B, due December 1, 2009     -         3,830     28,400
   9 1/2%, 1986 Series, due June 1, 2016          7,500      7,500      7,500
   9 3/8%, 1987 Series, due July 1, 2012         25,000     25,000     25,000
  10 3/4%, 1987 Series, due November 1, 2012     43,500     43,500     43,500
   8%, 1989 Series A, due December 1, 2014       25,000     25,000     25,000
   5 7/8%, 1993 Series, due October 1, 2033      64,460     64,460       -
 Solid Waste Disposal Revenue Bonds:
  Adjustable rate 1990 Series A due
   September 1, 2015                             30,000     30,000     30,000

 Notes:
  7.62%, 1991 Series A, due September 12, 1994     -        30,000     30,000
  7.20%, 1991 Series B, due November 1, 1994       -        13,000     13,000
  6.82%, 1991 Series C, due December 2, 1994       -        10,000     10,000
  6.00%, 1992 Series D, due January 15, 1995     50,000     50,000     50,000
  7.00%, 1992 Series E, due January 15, 1997     50,000     50,000     50,000
  7.25%, 1992 Series F, due October 2, 1995      47,000     47,000     47,000
  7 3/8%, 1992 Series G, due January 15, 1998   100,000    100,000    100,000
  6.20%, 1993 Series H, due January 15, 1999    100,000    100,000       -

 Long-term bank loans                              -         5,000     17,500

 Obligation under the Seabrook Unit 1
  sale/leaseback agreement                      250,000    250,000    250,000
                                             ---------- ---------- ----------
                                                901,793  1,019,066    986,900

 Unamortized debt discount less premium
  at December 31, 1994, 1993 & 1992                (320)      (465)      (610)
                                             ---------- ---------- ----------
     Total long-term debt                       901,473  1,018,601    986,290
                                             ---------- ---------- ----------
Less current portion included in Current
 Liabilities (d)                                193,133    143,333     92,833
                                             ---------- ---------- ----------
     Total long-term debt included
      in Capitalization                         708,340    875,268    893,457
                                             ---------- ---------- ----------
     TOTAL CAPITALIZATION                    $1,181,068 $1,359,537 $1,377,148
                                             ========== ========== ==========

          THE UNITED ILLUMINATING COMPANY

  (a) COMMON STOCK

  The Company issued 3,400 shares of common stock in 1994, 46,000 shares of common stock in 1993 and 100,800 shares of common stock in 1992 pursuant to a stock option plan.
During 1993, the Company also issued 4,143 shares of common stock pursuant to a long-term incentive program.

  In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. On June 5, 1991, the DPUC approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 203,200 shares of stock at an exercise price of $30.75 per share, 2,800 shares of stock at an exercise price of $28.3125 per share, 1,800 shares of stock at an exercise price of $31.1875 per share, 4,000 shares of stock at an exercise price of $35.625 per share, 36,200 shares of stock at an exercise price of $39.5625 per share, 5,000 shares of stock at an exercise price of $42.375 per share and 18,600 shares of stock at an exercise price of $30 per share have been granted by the Board of Directors and remain outstanding at December 31, 1994. Options to purchase 98,000 shares of stock at an exercise price of $30.75 and 2,800 shares of stock at an exercise price of $28.3125 were exercised during 1992. Options to purchase 42,000 shares of stock at an exercise price of $30.75 per share, 1,400 shares of stock at an exercise price of $28.3125 per share, 1,200 shares of stock at an exercise price of $31.1875 per share and 1,000 shares of stock at an exercise price of $35.625 per share were exercised in 1993. Options to purchase 3,400 shares of stock at an exercise price of $30.75 per share were exercised during 1994.

  (b) RETAINED EARNINGS RESTRICTION

  The indenture under which the Company's Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $87.2 million were free from such limitations at December 31, 1994.

  (c) PREFERRED AND PREFERENCE STOCK

  The par value of each of these issues was credited to the appropriate stock account and expenses related to these issues were charged to capital stock expense.

  In 1992, the Company purchased and cancelled 16,950 shares of its $100 par value 4.72% Preferred Stock, Series B, at a discount, resulting in a non-taxable addition to common equity of approximately $797,000.

  There was no redemption of preferred stock in 1993.

  On April 15, 1994, the Company redeemed all of the 600,000 outstanding shares of its 8.80% Preferred Stock, 1976
Series, at $25.25 per share plus accrued dividends.

  In July 1994, the Company purchased 2,450 shares of its 4.72% $100 par value Preferred Stock, Series B, at a discount, resulting in a non-taxable gain of $116,000.

  In December 1994, the Company purchased 10,000 shares of its 5 5/8% $100 par value Preferred Stock, Series D, at a discount, resulting in a non-taxable gain of $420,000.

  Shares of preferred stock have preferential dividend and liquidation rights over shares of common stock. Preferred shareholders are not entitled to general voting rights.
However, if any preferred dividends are in arrears

           THE UNITED ILLUMINATING COMPANY
for six or more quarters, or if some other event of default occurs, preferred shareholders are entitled to elect a majority of the Board of Directors until all preferred dividend arrears are paid and any event of default is terminated.

  Preference stock is a form of stock that is junior to preferred stock but senior to common stock. It is not subject to the earnings coverage requirements or minimum capital and surplus requirements governing the issuance of preferred stock. There were no shares of preference stock outstanding at December 31, 1994.

  (d) LONG-TERM DEBT

  In January 1994, the Company repaid $55.3 million principal amount of maturing 10.32% First Mortgage Bonds of Bridgeport Electric Company, a wholly-owned subsidiary of the Company that was subsequently merged with and into the Company, and a $5 million 13.1% term loan. These repayments were made with a portion of the net proceeds from the issuance and sale, in December 1993, of $100 million five-year and one month Notes at a coupon rate of 6.20%.

  On September 12, 1994, the Company repaid at maturity $30 million principal amount of 7.62% Notes. In addition, on November 1, 1994, December 2, 1994 and January 17, 1995, the Company repaid at maturity $13 million, $10 million and $50 million principal amounts of 7.20%, 6.82% and 6.0% Notes, respectively.

  On October 1, 1994 and December 1, 1994, the Company redeemed the remaining $110,000 and $3,830,000 principal amounts of 14 1/2% 1984 Series, and 14 1/2% 1984 Series B,
Pollution Control Revenue Bonds, respectively, at a 3% premium.

  On January 17, 1995 and February 15, 1995, the Company repaid $55.3 million and $10.8 million principal amounts of maturing 10.32% and 9.44% First Mortgage Bonds of Bridgeport Electric Company, a wholly-owned subsidiary of the Company that was merged with and into the Company in September of 1994.

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

          THE UNITED ILLUMINATING COMPANY

  Maturities and mandatory redemptions/repayments and annual interest expense on existing long-term debt are set forth below:

                                  1995     1996     1997     1998     1999
                                  ----     ----     ----     ----     ----
                                                   (000's)
Long-term debt (beginning of
 period)(1)                     $871,793 $708,660 $695,890 $630,719 $515,157
 Less:
  Maturities                      97,000     -      50,000  100,000  100,000
  Mandatory redemptions/
   repayments                     66,133   12,770   15,171   15,562   15,988
                                -------- -------- -------- -------- --------

Long-term debt
 (end of period)(1)(2)          $708,660 $695,890 $630,719 $515,157 $399,169
                                ======== ======== ======== ======== ========

Annual interest associated with
 existing outstanding debt
 (1)(2)                         $ 59,637 $ 55,221 $ 50,838 $ 42,930 $ 40,647

Annual amortization of issuance
 expense and repurchase premiums
 associated with existing debt    $5,451   $3,167   $2,893   $2,543   $1,189

(1) Does not include $30 million of tax-exempt adjustable rate Solid Waste Disposal Revenue Bonds, 1990 Series A, due September 1, 2015, classified on the Company's books as a current liability (interest rate for March 1995 to September 1995 is 4.50%).
(2) Does not include interest on any new financings that may be required to fund maturities, redemptions or plant additions in any given year. The Company expects some new financings to occur.

(C)  RATE-RELATED REGULATORY PROCEEDINGS

  On December 16, 1992, the DPUC approved levelized rate increases of 2.66% ($15.8 million) in 1993 and 2.66% (an additional $17.3 million) in 1994, including allowed conservation and load management program revenue increases.
However, the Company has realized increased revenues of $12.1 million and $12.5 million in 1993 and 1994, respectively, as a result of these rate increases.

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

  The Company is allowed revenue increases for conservation and load management expenditures through a Conservation
Adjustment Mechanism (CAM) in its retail rates, and accordingly expects a revenue increase in 1995 of $6 million, or 1%, through operation of the CAM. Except for CAM revenue increases, the Company has stated publicly that it does not plan to seek any retail rate increases for the foreseeable future.

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

             THE UNITED ILLUMINATING COMPANY

DPUC has made no material changes in UI's FCA charges and credits as the result of any of these proceedings or hearings.

(D)  ACCOUNTING FOR PHASE-IN PLAN

  The Company phased into rate base its allowable investment in Seabrook Unit 1, amounting to $640 million, during the period January 1, 1990 to January 1, 1994. In conjunction with this phase-in plan, the Company has been allowed to record a deferred return on the portion of allowable investment excluded from rate base during the phase-in period. The accumulated deferred return has been added to rate base each year since January 1, 1991 in the same proportion as the phase-in installment for that year has borne to the portion of the $640 million remaining to be phased-in. On January 1, 1994, the Company phased into rate base the remaining $74.5 million of allowable investment, plus the remaining $28.2 million of accumulated deferred return. At December 31, 1993, the Company had recorded $62.9 million of accumulated deferred return and no additional deferred return on Seabrook Unit 1 was recognized in income during 1994. The Company will amortize the accumulated deferred return over a five-year period commencing January 1, 1995.

                   THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(E) INCOME TAXES

                                              1994         1993       1992
                                              ----         ----       ----
                                                         (000's)
Income tax expense consists of:

Income tax provisions:
  Current
          Federal                           $24,190     $13,484      $6,815
          State                               8,754       4,843       2,645
                                            --------    --------    --------
            Total current                    32,944      18,327       9,460
                                            --------    --------    --------
  Deferred
          Federal                            11,123       9,620      16,860
          State                              (2,538)       (198)     14,233
                                            --------    --------    --------
            Total deferred                    8,585       9,422      31,093
                                            --------    --------    --------
  Investment tax credits                       (762)       (762)     (4,399)
                                            --------    --------    --------
   Total income tax expense                 $40,767     $26,987     $36,154
                                            ========    ========    ========

Income tax components charged as follows:
 Operating expenses                         $44,937     $33,309     $48,712
 Other income and deductions - net           (3,214)     (6,322)    (12,558)
 Cumulative effect of change in accounting
  for postemployment benefits                  (956)       -           -
                                            --------    --------    --------
  Total income tax expense                  $40,767     $26,987     $36,154
                                            ========    ========    ========

The following table details the components
 of the deferred income taxes:
 Accelerated depreciation                   $11,526     $11,318     $15,452
 Tax depreciation on unrecoverable
  plant investment                            8,170       7,915       9,378
 Conservation & load management               1,897       3,084       3,995
 Property tax adjustment                     (1,991)     (1,991)     (1,991)
 Deferred fossil fuel costs                     (37)       (381)        490
 Seabrook sale/leaseback transaction         (2,039)     (2,016)      1,629
 Premiums on BEC bond redemption             (1,619)     (2,378)     (3,209)
 Cancelled nuclear projects                    (467)       (467)     (3,795)
 Alternative minimum tax                       -           (139)     (1,344)
 Sales adjustment revenues                   (5,553)     (3,248)      2,415
 Gains on sale of utility plant                -           -          1,237
 Pension benefits                               148      (6,641)     (2,489)
 Postretirement benefits                        169        (538)       -
 Postemployment benefits                       (956)       -           -
 Other - net                                   (663)      4,904       9,325
                                            --------    --------    --------
Deferred income taxes - net                  $8,585      $9,422     $31,093
                                            ========    ========    ========

          THE UNITED ILLUMINATING COMPANY

  Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes. The reasons for the differences are as follows:

                                   1994            1993              1992
                                   ----            ----              ----
                             PRE-TAX   TAX   PRE-TAX   TAX     PRE-TAX  TAX
                             -------   ---   -------   ---     -------  ---
                                               (000's)
Computed tax at federal
  statutory rate                   $30,646          $23,614           $31,593
Increases (reductions)
  resulting from:
  Deferred return-Seabrook
    Unit 1                    -        -    ($7,497) (2,624) ($15,959) (5,426)
  ITC taken into income       (762)   (762)    (762)   (762)   (4,399) (4,399)
  Allowance for equity funds
    used during construction  (753)   (263)    (999)   (349)   (1,003)   (341)
  Tax exempt interest on
    municipal bonds           -        -       (283)    (99)   (3,664) (1,246)
  Book depreciation in excess
    of non-normalized tax
    depreciation            20,625   7,218   21,711   7,599    20,182   6,862
  State income taxes, net of
    federal income tax
    benefits                 6,216   4,040    4,645   3,019    16,878  11,140
  Other items - net           (320)   (112)  (9,746) (3,411)   (5,968) (2,029)
                                   -------          -------           ------

   Total income tax expense        $40,767          $26,987           $36,154
                                   =======          =======           =======

Book Income Before Federal
  Income Taxes                     $87,561          $67,467           $92,921
                                   =======          =======           =======

Effective income tax rates           46.6%            40.0%             38.9%
                                     =====            =====             =====

  At December 31, 1994, the Company had deferred tax liabilities for taxable temporary differences of $572 million and deferred tax assets for deductible temporary differences of $143 million, resulting in a net deferred tax liability of $429 million. Significant components of deferred tax liabilities and assets were as follows: tax liabilities on book/tax plant basis differences, $225 million; tax liabilities on the cumulative amount of income taxes on temporary differences previously flowed through to ratepayers, $162 million; tax liabilities on normalization of book/tax depreciation timing differences, $101 million and tax assets on the disallowance of plant costs, $69 million.

  The Tax Reform Act of 1986 provides for a more comprehensive corporate alternative minimum tax (AMT) for years beginning after 1986. To the extent that the AMT exceeds the federal income tax computed at statutory rates, the excess must be paid in addition to the regular tax liability. For tax purposes, the excess paid in any year can be carried forward indefinitely and offset against any future year's regular tax liability in excess of that year's tentative AMT. The AMT carryforward at December 31, 1994, 1993 and 1992 was $11.4 million, $11.4 million and $11.3 million, respectively.

(F) SHORT-TERM CREDIT ARRANGEMENTS

  The Company has a revolving credit agreement with a group of banks, which currently extends to December 14, 1995. The borrowing limit of this facility is $225 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option.
If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional

       THE UNITED ILLUMINATING COMPANY
money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 1994, the Company had $67 million in short-term borrowings outstanding under this facility.

  The Company's long-term debt instruments do not limit the amount of short-term debt that the Company may issue. The Company's revolving credit agreement described above requires it to maintain an available earnings/interest charges ratio of not less than 1.5:1.0 for each 12-month period ending on the last day of each calendar quarter. For the 12-month period ended December 31, 1994, this coverage ratio was 2.86.

  Information with respect to short-term borrowings is as follows:

                                             1994       1993       1992
                                             ----       ----       ----
                                                    (000's)
Maximum aggregate principal amount of
 short-term borrowings outstanding at
 any month-end                              $75,000    $94,635    $84,099
Average aggregate short-term borrowings
 outstanding during the year*               $57,000    $73,700    $43,055
Weighted average interest rate*                4.8%       4.1%       4.4%
Principal amounts outstanding at year-end   $67,000      $0       $84,099
Annualized interest rate on principal
 amounts outstanding at year-end               6.7%        N/A       5.1%

  *Average short-term borrowings represent the sum of daily borrowings outstanding, weighted for the number of days outstanding and divided by the number of days in the period. The weighted average interest rate is determined by dividing interest expense by the amount of average borrowings. Commitment fees of approximately $250,400, $259,600 and $208,400 paid during 1994, 1993 and 1992, respectively, are excluded from the calculation of the weighted average interest rate.

                    THE UNITED ILLUMINATING COMPANY

(G)  SUPPLEMENTARY INFORMATION

                                          1994         1993         1992
                                          ----         ----         ----
                                                      (000's)
OPERATING REVENUES
- ------------------
 Retail - Base Rates                   $618,868     $603,559     $566,955
 Sales provision adjustment                -            -          21,031
 Wholesale - capacity                     7,162        6,575       20,315
           - energy                      27,765       39,356       55,169
 Other                                    2,953        3,533        3,855
                                       ---------    ---------    ---------
   Total Operating Revenues            $656,748     $653,023     $667,325
                                       =========    =========    =========
OTHER INCOME AND (DEDUCTIONS) - NET
- -----------------------------------
 Interest and dividend income          $  2,520     $  3,568     $  6,681
 Seabrook funding adjustments              -            -           7,506
 Earnings of subsidiaries and
  Connecticut Yankee                     (2,843)      (3,207)        (381)
 Amortization of loss on investment
  in tax-exempt bonds                      -            -          (1,752)
 Gain on sale of property                    63          710        5,921
 Engineering study costs                 (1,200)        -            -
 Miscellaneous other income
  and (deductions) - net                   (447)      (1,000)         570
                                       ---------    ---------    ---------
   Total Other Income
      and (Deductions) - net           $ (1,907)    $     71    $  18,545
                                       =========    =========    =========
OTHER TAXES
- -----------
 Charged to:
  Operating:
   State gross earnings                $ 27,403     $ 27,955     $ 27,362
   Local real estate
    and personal property                26,318       24,449       26,339
   Payroll taxes                          6,137        5,525        5,527
   Other                                      3            3            3
                                       ---------    ---------    ---------
                                         59,861       57,932       59,231
  Nonoperating and other accounts            41          335          837
                                       ---------    ---------    ---------
   Total Other Taxes                   $ 59,902     $ 58,267     $ 60,068
                                       =========    =========    =========
OTHER INTEREST CHARGES
- ----------------------
  Notes payable                        $  2,713     $  3,049     $  2,120
  Amortization of debt expense
   and repurchase premiums                6,570        7,818        8,898
  Other                                   1,018        1,393        1,864
                                       ---------    ---------    ---------
    Total Other Interest Charges       $ 10,301     $ 12,260     $ 12,882
                                       =========    =========    =========

        THE UNITED ILLUMINATING COMPANY

(H) PENSION AND OTHER BENEFITS

  The Company's qualified pension plan, which is based on the highest three years of pay, covers substantially all of its employees, and its entire cost is borne by the Company. The Company also has a non-qualified supplemental plan for certain executives and a non-qualified retiree only plan for certain early retirement benefits. The net pension costs for these plans for 1994, 1993 and 1992 were $4,028,000,
$14,966,000 and $5,749,000, respectively.

  The Company's funding policy for the qualified plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but which do not exceed the maximum deductible limits of the Internal Revenue Code. These amounts are determined each year as a result of an actuarial valuation of the Plan. In accordance with this policy, the Company contributed $3.3 million in 1994 for 1993 funding requirements. In addition, the Company contributed $3.9 million in 1994 for 1994 funding requirements. Previously, due to the application of the full funding limitation under ERISA, the Company had not been required to make a contribution since 1985. The supplemental plan is unfunded.

  The qualified plan's irrevocable trust fund consists principally of equity and fixed-income securities and real estate investments in approximately the following percentages:

                                    PERCENTAGE OF
               ASSET CATEGORY        TOTAL FUND
               --------------       -------------
               Equity Securities         64.1
               Fixed-income Securities   30.2
               Real Estate                5.7

                                                         1994      1993
                                                         ----      ----
                                                             (000's)
The components of net pension costs were as follows:
 Service cost of benefits earned during the period     $ 4,822   $ 3,977
 Interest cost on projected benefit obligation          15,023    13,165
 Actual return on plan assets                           (1,218)  (23,344)
 Net amortization and deferral                         (14,095)   10,130
                                                       -------   -------

 Net pension cost                                      $ 4,532*  $ 3,928**
                                                       =======   =======

 *In addition, an adjustment of $504,000 was recorded due to an overaccrual of the cost of special termation benefits in 1993.
**In addition, a cost of $11,038,000 was recognized under SFAS No. 88 as a result of special termination benefits provided under the Pension Plan.

Assumptions used to determine pension costs were:

 Discount rate                        7.50%     8.25%
 Average wage increase                5.50%     5.50%
 Return on plan assets                9.00%     8.50%

          THE UNITED ILLUMINATING COMPANY

                                 December 31, 1994        December 31, 1993
                                 -----------------        -----------------
                              Qualified Non-Qualified Qualified  Non-Qualified
                                 Plan       Plans        Plan        Plans
                                 ----       -----        ----        -----
                                             (000's)
The funded status and amounts
 recognized in balance sheets
 are as follows:
 Actuarial present value of
  benefit obligations:
 Vested benefit obligation   $125,289       $3,548    $130,582      $3,097
                             ========       ======    ========      ======

 Accumulated benefit
  obligation                 $130,758       $3,548    $137,081      $3,097
                             ========       ======    ========      ======

 Reconciliation of accrued
  pension liability:
    Projected benefit
     obligation              $183,951       $4,510    $198,236      $4,262
   Less fair value of plan
     assets                   165,788         -        167,732        -
                             --------       ------    --------      ------
   Projected benefit
     greater (less) than plan
     assets                    18,163        4,510      30,504       4,262
   Unrecognized prior service
     cost                      (5,619)        (397)     (6,516)       (157)
   Unrecognized net gain
     (loss) from past
     experience                 1,849         -         (6,966)       (327)
   Unrecognized net asset
     (obligation) at date
     of initial application    11,770          (99)     12,878        (131)
                             --------       ------    --------      ------

   Accrued pension
     liability               $ 26,163       $4,014     $29,900      $3,647
                             ========       ======    ========      ======

Assumptions used in estimating
  benefit obligations:
    Discount rate               8.50%        8.50%       7.50%       7.50%
    Average wage increase       5.50%        5.50%       5.50%       5.50%

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

  For funding purposes, the Company established a Voluntary Employees' Benefit Association Trust (VEBA) to fund OPEB for union employees who retire on or after January 1, 1994. Approximately 52% of the Company's employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes. The Company established a 401(h) account in connection with the qualified pension plan to fund OPEB for non-union employees who retire on or after January 1, 1994. The funding policy assumes contributions to these trust funds to be the total OPEB expense calculated under SFAS No. 106, excluding the amount that resulted from the reorganization minus pay-as-you-go benefit payments for pre-January 1, 1994 retirees, allocated in a manner

           THE UNITED ILLUMINATING COMPANY
that minimizes current income tax liability, without exceeding maximum tax deductible limits. In accordance with this policy, the Company contributed approximately $3 million and $1.8 million to the union VEBA on December 30, 1993 and December 29, 1994, respectively. During 1994, the Company contributed approximately $2.2 million to the 401(h) account. The Company currently plans to fund the portion of the OPEB expense that is related to the reorganization during the years 1994-1996.

  The components of the net cost of OPEB were as follows:

                                                 1994       1993
                                                 ----       ----
                                                      (000's)
           Service cost                         $1,372     $1,182
           Interest cost                         2,534      1,959
           Actual return on plan assets             72       -
           Amortizations and deferrals - net     1,346      1,215
                                                ------     ------
           Net Cost of Postretirement Benefit   $5,324     $4,356
                                                ======     ======

  Assumptions used to determine OPEB costs were:

           Discount rate                          7.5%      8.25%
           Health Care Cost Trend Rate*           7.7%      **

 *Assumed rates gradually decline to 6.2% by the year 2020
**Assumed rate for Pre-age 65 claims - 8.3% and for Post-age 65 claims - 9.0%

A one percentage point increase in the assumed health care cost trend rate would have increased the service cost and interest cost components of the 1994 net cost of periodic postretirement benefit by approximately $599,000 and would increase the accumulated postretirement benefit obligation for health care benefits by approximately $3,525,000.

  The following table reconciles the funded status of the plan with the amount recognized in the Consolidated Balance
Sheet as of December 31, 1994 and 1993:

                                                           1994       1993
                                                           ----       ----
                                                               (000's)
     Accumulated Postretirement Benefit Obligation:
        Retirees                                         $13,028    $12,292
        Fully eligible active plan participants            7,078      1,950
        Other active plan participants                    12,267     16,088
                                                          ------     ------
     Total Accumulated Postretirement Benefit Obligation  32,373     30,330

     Plan assets at fair value                             6,781      2,984
                                                          ------     ------
     Accumulated Postretirement Benefit Obligation in
       Excess of Plan Assets                              25,592     27,346

     Unrecognized net loss                                (2,958)    (2,990)
     Unamortized transition obligation                   (21,874)   (23,089)
                                                         -------    -------

     Accrued Postretirement Benefit Obligation           $   760    $ 1,267
                                                         =======    =======

          THE UNITED ILLUMINATING COMPANY

  The weighted average discount rates used to measure the accumulated postretirement benefit obligation at
December 31, 1994 and 1993 were 8.5% and 7.5%, respectively.

  During 1993, in conjunction with an in-depth organizational review, the Company offered a voluntary early retirement program to non-union employees who were eligible to receive pension benefits. This offer was accepted by 103 employees. The 1993 OPEB cost for this program was $1.3 million. These costs are recognized as a component of the reorganization charge shown on the Company's Consolidated Statement of Income.

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." This statement establishes accounting standards for employers who provide benefits, such as unemployment compensation, severance benefits and disability benefits to former or inactive employees after employment but before retirement and requires recognition of the obligation for these benefits. The effect of adopting this statement is reported as a charge against income in the first quarter of 1994 due to a change in accounting principle. The charge decreased earnings for common stock for 1994 by $1.3 million, after tax, or $.09 per share.

  The Company has an Employee Stock Ownership Plan (ESOP) for substantially all its employees. Under the plan, eligible employees received Company common stock and the plan provided certain tax benefits to the Company. Neither the Company nor the employee-participants made any contributions to the ESOP since 1987.

  The Company has an Employee Savings Plan (401(k) Plan) in which substantially all employees are eligible to participate. The 401(k) Plan enables employees to defer receipt of up to 15% of their compensation and to invest such funds in a number of investment alternatives. The
Company makes matching contributions to the 401(k) Plan in the form of Company common stock for each participant. The matching contribution currently equals fifty cents for each dollar of the participant's compensation deferred, but is not more than three percent of the participant's annual salary. The Company's matching contributions to the 401(k)
Plan during 1994, 1993 and 1992 were $1.6 million, $1.3 million and $.9 million, respectively.

(I) JOINTLY OWNED PLANT

  At December 31, 1994, the Company had the following interests in jointly owned plants:

                                 Ownership/
                                 Leasehold      Plant In    Accumulated
                                   Share        Service     Depreciation
                                 ---------      --------    ------------
                                                      (Millions)
      Seabrook Unit 1             17.5  %        $654            $81
      Millstone Unit 3             3.685          133             50
      New Haven Harbor Station    93.7            132             63

  The Company's share of the operating costs of jointly owned plants is included in the appropriate expense captions in the Consolidated Statement of Income.

        THE UNITED ILLUMINATING COMPANY

(J) UNAMORTIZED CANCELLED NUCLEAR PROJECT

  From December 1984 through December 1992, the Company had been recovering its investment in Seabrook Unit 2, a nuclear generating unit under construction that was cancelled in 1984, over a regulatory approved ten-year period without a return on its unamortized investment. In the Company's 1992 rate decision, the DPUC adopted a proposal by the Company to write off its remaining investment in Seabrook Unit 2, beginning January 1, 1993, over a 24-year period, corresponding with the flowback of certain Connecticut Corporation Business Tax (CCBT) credits. Such decision will allow the Company to retain the Seabrook Unit 2/CCBT amounts for ratemaking purposes, with the accumulated CCBT credits not deducted from rate base during the 24-year period of amortization in recognition of a longer period of time for amortization of the Seabrook Unit 2 balance.

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

  The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity acquires and stores natural gas, coal and fuel oil for sale to the Company, and the Company purchases these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to March 1996. At December 31, 1994, approximately $10.7 million of fossil fuel purchases were being financed under this agreement.

  The Company has leases (some of which are capital leases), including arrangements for data processing and office equipment, vehicles, office space and oil tanks. The gross amount of assets recorded under capital leases and the related obligations of those leases as of December 31, 1994 are recorded on the balance sheet.

  Future minimum lease payments under capital leases, excluding the Seabrook sale/leaseback transaction, which is being treated as a long-term financing, are estimated to be as follows:

                                                    (000's)
      1995                                          $ 2,666
      1996                                            1,715
      1997                                            1,715
      1998                                            1,715
      1999                                            1,696
      After 1999                                     22,783
                                                     ------
   Total minimum capital lease payments              32,290
      Less:  Amount representing interest            13,322
                                                     ------
   Present value of minimum capital lease payments  $18,968
                                                     ======

  In January 1994, the Company renegotiated a lease agreement for a service facility. Since the effect of renegotiating the lease, which continues to be treated as a capital lease, was a noncash financing activity during 1994, it is not reflected in the Consolidated Statement of Cash Flows.

  Capitalization of leases has no impact on income, since the sum of the amortization of a leased asset and the interest on the lease obligation equals the rental expense allowed for ratemaking purposes.

          THE UNITED ILLUMINATING COMPANY

  Rental payments charged to operating expenses in 1994, 1993 and 1992 amounted to $12.1 million, $14.1 million and $14.8 million, respectively.

  Operating leases, which are charged to operating expense, consist principally of a large number of small, relatively short-term, renewable agreements for a wide variety of equipment. In addition, the Company has an operating lease for its corporate headquarters. Future minimum lease payments under this lease are estimated to be as follows:

                                     (000's)
                1995                $  4,729
                1996                   5,317
                1997                   5,826
                1998                   6,125
                1999                   6,426
                2000-2012            121,857
                                     -------
                   Total            $150,280
                                    ========

(L) COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM

  The Company has entered into certain commitments in connection with its continuing capital expenditure program.
This program is presently estimated at approximately $357.5 million, excluding AFUDC, for 1995 through 1999.

SEABROOK

  On February 28, 1991, EUA Power Corporation (EUA Power), the holder of a 12.1% ownership share in Seabrook, commenced a proceeding under Chapter 11 of the Bankruptcy Code. EUA Power, a wholly-owned subsidiary of Eastern Utilities Associates (EUA), was organized solely for the purpose of acquiring an ownership share in Seabrook and selling in the wholesale market its share of the electric power produced by Seabrook. EUA Power commenced this bankruptcy proceeding because the cash generated by its sales of power at current market prices was insufficient to pay its obligations on its outstanding debt. Subsequently, EUA Power's name was changed to Great Bay Power Corporation (Great Bay). During 1994, the bankruptcy court confirmed a reorganization plan for Great Bay, which was financed by the injection of $35 million of new ownership equity into this corporation. On November 23, 1994, when this financing was completed, the Company was repaid $5.7 million, representing all advance Seabrook operating expense payments it had made, pending the reorganization plan's becoming effective.

NUCLEAR INSURANCE CONTINGENCIES

  The Price-Anderson Act, currently extended through August 1, 2002, limits public liability resulting from a single incident at a nuclear power plant. The first $200 million of liability coverage is provided by purchasing the maximum amount of commercially available insurance. Additional liability coverage will be provided by an assessment of up to $75.5 million per incident, levied on each of the nuclear units licensed to operate in the United States, subject to a maximum assessment of $10 million per incident per nuclear unit in any year. In addition, if the sum of all public liability claims and legal costs resulting from any nuclear incident exceeds the maximum

          THE UNITED ILLUMINATING COMPANY
amount of financial protection, each reactor operator can be assessed an additional 5% of $75.5 million, or $3.775 million. The maximum assessment is adjusted at least every five years to reflect the impact of inflation. Based on its interests in nuclear generating units, the Company estimates its maximum liability would be $23.2 million per incident. However, assessment would be limited to $3.1 million per incident, per year. With respect to each of the operating nuclear generating units in which the Company has an interest, the Company will be obligated to pay its ownership and/or leasehold share of any statutory assessment resulting from a nuclear incident at any nuclear generating unit.

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

OTHER COMMITMENTS AND CONTINGENCIES

                          HYDRO-QUEBEC

  The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase II of this facility, in which UI has a 5.45% participating share, has increased the capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. The Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. Currently, the Company's guarantee liability for this debt amounts to approximately $9.2 million.

                    REORGANIZATION CHARGE

  During 1993, the Company undertook an in-depth organizational review with the primary objective of improving customer service. As a result of this review, the Company eliminated approximately 75 positions in a corporate reorganization.

  In conjunction with this review and reorganization, the Company offered a voluntary early retirement program to non-union employees who were eligible to receive pension benefits. The early retirement offer was accepted by 103 employees and the Company incurred a one-time charge to 1993 earnings of approximately $13.6 million ($7.8 million, after-tax). The employees who accepted the offer retired during 1994.

  All non-retiring employees affected by the corporate reorganization were placed in regular positions or assigned to special projects.

  During 1994, the Company realized savings of approximately
$2.8 million ($1.6 million, after-tax) as a result of the corporate reorganization and expects annual savings, beginning in 1995, to be approximately $7.9 million ($4.6 million, after-tax).

       THE UNITED ILLUMINATING COMPANY

                    SITE REMEDIATION COSTS

  The Company has estimated that the cost of environmental remediation of its decommissioned Steel Point Station property in Bridgeport will be approximately $11.3 million, and that the value of the property following remediation will not exceed $6 million. In its December 16, 1992 decision on UI's application for retail rate increases, the DPUC provided for additional revenues to be recovered from customers in the amount of $4.3 million of the difference during the period 1993-1996, subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

                      PROPERTY TAXES

  On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the
City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. On May 7, 1994, the Company received a "Certificate of
Correction....to correct a clerical omission or mistake"
from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994. The Company is contesting each of these actions of the City's tax assessor vigorously, and has commenced actions in the Superior Court to enjoin the City from any effort to collect the "updated" personal property tax bills for the tax year 1991-1992 and challenging both the May 7, 1994 "Certificate of Correction" and the tax assessor's valuation at February 28, 1994. In December of 1994, the City's tax assessor conducted hearings regarding the assessed value of the Company's personal property for the tax years 1992-1993 and 1993-1994; and the Company anticipates that the City will take some action to revalue the Company's personal property for those tax years. On March 1, 1995, the Company received from the City notices of assessment changes, increasing the assessed valuation of the Company's personal property for the tax year 1995-1996 by 48% over the valuation declared by the Company. The Company expects to take the legal actions necessary to challenge these increases. It is the present opinion of the Company that the ultimate outcome of this dispute will not have a significant impact on the financial position of the Company.

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

(M) NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

  Costs associated with nuclear plant operations include amounts for disposal of nuclear wastes, including spent fuel, and for the ultimate decommissioning of the plants. Under the Nuclear Waste Policy Act of 1982, the federal Department of Energy (DOE) is required to design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel. The Act requires the DOE to provide, beginning in 1998, for the disposal of spent nuclear fuel and high level radioactive waste from commercial nuclear plants through contracts with the owners and generators of such waste; and the DOE has established disposal fees that are being paid to the federal government by electric utilities owning or operating nuclear generating units. In return for payment of the

        THE UNITED ILLUMINATING COMPANY
prescribed fees, the federal government is to take title to and dispose of the utilities' high level wastes and spent nuclear fuel beginning no later than 1998. However, the DOE has announced that its first high level waste repository will not be in operation earlier than 2010, notwithstanding the DOE's statutory and contractual responsibility to begin disposal of high-level radioactive waste and spent fuel beginning not later than January 31, 1998.

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

  Disposal costs for low-level radioactive wastes (LLW) that result from normal operation of nuclear generating units have increased significantly in recent years and are expected to continue to rise. The cost increases are functions of increased packaging and transportation costs and higher fees and surcharges charged by the disposal facilities. As of June 30, 1994, the disposal facility in Barnwell, South Carolina was closed to all LLW disposal for New England nuclear units, forcing all of these units into on-site storage of LLW produced.

  Pursuant to the Low-Level Radioactive Waste Policy Act of 1980, each state is responsible for providing disposal facilities for LLW generated within the state and is authorized to join with other states into regional compacts to jointly fulfill their responsibilities. The Connecticut Hazardous Waste Management Service (the Service), a state quasi-public corporation, was charged with coordinating the establishment of a facility for disposal of LLW originating in Connecticut. In June 1991, the Service announced that it had selected three potential sites in north-central Connecticut for further study. The Service's announcement provoked intense controversy in the affected municipalities and resulted in legislative action to stop the selection process. On February 1, 1993, the Service presented to the legislature a new site selection plan under which communities are urged to volunteer a site for a facility in return for financial and other incentives. The volunteer process is being continued through 1996. The Service's activities in this regard are funded by assessments on Connecticut's LLW generators. Due to a change in the volunteer process, there was no assessment for the 1994-1995 fiscal year and the state projects no assessment for the 1995-1996 and 1996-1997 fiscal years. The service currently projects that a disposal site will be designated by 2002, although there are admitted inherent uncertainties in this projection.

  Additional LLW storage capacity has been or can be constructed or acquired at the Millstone and Connecticut Yankee sites to provide for temporary storage of LLW should that become necessary. Connecticut LLW can be managed by volume reduction, storage or shipment at least through 2000. The Company cannot predict whether and when a disposal site will be designated in Connecticut.

  The State of New Hampshire has not met deadlines for compliance with the Low-Level Radioactive Waste Policy Act, and Seabrook Unit 1 has been denied access to existing disposal facilities. Therefore, LLW generated by Seabrook
Unit 1 is being stored on-site. The Seabrook storage facility currently has capacity to store at least five years' accumulation of waste generated by Seabrook, and the plant operator plans to expand its storage capacity as necessary.

  NRC licensing requirements and restrictions are also applicable to the decommissioning of nuclear generating units at the end of their service lives, and the NRC has adopted comprehensive regulations concerning decommissioning planning, timing, funding and environmental reviews. UI and the other owners of the nuclear

      THE UNITED ILLUMINATING COMPANY
generating units in which UI has interests estimate decommissioning costs for the units and attempt to recover sufficient amounts through their allowed electric rates to cover expected decommissioning costs. Changes in NRC requirements or technology can increase estimated decommissioning costs, and UI's customers in future years may experience higher electric rates to offset the effects of any insufficient rate recovery in prior years.

  New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $376 million (in 1995 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be about $66 million. This estimate premises the prompt removal and dismantling of the Unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during 1994 was $1.3 million. UI's share of the fund at December 31, 1994 was approximately $5.2 million.

  Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. Current decommissioning cost estimates for Millstone Unit 3 and the Connecticut Yankee Unit are $448 million (in 1995 dollars) and $357 million (in 1995 dollars), respectively, of which the Company's share would be about $17 million and $34 million, respectively. These estimates premise the prompt removal and dismantling of each unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to decommissioning trust funds managed by Northeast Utilities. UI's share of the Millstone Unit 3 decommissioning payments made during 1994 was $388,000. UI's share of the fund at December 31, 1994 was approximately $2.4 million. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $1.3 million were funded by UI during 1994, and UI's share of the fund at December 31, 1994 was $14.1 million.

(N) PROPERTY TAX SETTLEMENT

  In December 1994, the Company and the City of Bridgeport settled a dispute regarding past taxes payable by the Company on its personal property in that city and agreed upon a method of valuation of personal property for tax purposes for future periods.. As a result of the settlement agreement, the Company recognized a non-recurring charge to 1994 earnings of approximately $2.5 million ($1.5 million, after-tax).

        THE UNITED ILLUMINATING COMPANY

(O) FAIR VALUE OF FINANCIAL INSTRUMENTS (1)

  The estimated fair values of the Company's financial instruments are as follows:

                                              1994                1993
                                              ----                ----
                                      Carrying    Fair    Carrying    Fair
                                       Amount     Value    Amount     Value
                                      --------    -----   --------    -----
                                             (000's)             (000's)
Cash and temporary cash investments  $ 11,432   $ 11,432  $ 48,171   $ 48,171

Long-term debt (2)(3)                $651,473   $633,551  $768,601   $810,329

(1) Equity investments were not valued because they were not considered to be material.

(2) Excludes the $250,000,000 obligation under the Seabrook Unit 1 sale/leaseback agreement.

(3) The fair market value of the Company's long-term debt is estimated by brokers based on market conditions at December 31, 1994 and 1993, respectively.

           THE UNITED ILLUMINATING COMPANY

(P) QUARTERLY FINANCIAL DATA (UNAUDITED)

   Selected quarterly financial data for 1994 and 1993 are set forth below:

                                                         Earnings(Loss)
           Operating   Operating   Net Income            Per Share of
Quarter    Revenues    Income (4)  (Loss)(2)(3)(4)   Common Stock (1)(2)(3)(4)
- -------    ---------   ----------  ---------------   -------------------------
            (000's)     (000's)       (000's)
1994

  First    $167,579     $32,626      $11,938                     $ .77
  Second    153,433      26,632        6,414                       .40
  Third     184,592      44,762       25,787                      1.78
  Fourth    151,144      23,372        2,656                       .14

1993

  First    $161,936     $31,164      $12,586                     $ .82
  Second    151,012      29,335       10,374                       .66
  Third     189,432      41,358       22,756                      1.54
  Fourth    150,643      12,957       (5,235)                     (.45)

                            ------------------

(1)  Based on weighted average number of shares outstanding each quarter.

(2) Earnings per share for the fourth quarter of 1993 include an after-tax charge of $7.8 million or $.56 per share associated with the reorganization of the Company.

(3) Net income and earnings per share for the first quarter of 1994 include an after-tax charge of $1.3 million or $.09 per share associated with the cumulative effect of the change in the method of accounting for postemployment benefits. See Note (H), "Pension and Other Benefits".

(4) Operating income, net income and earnings per share for the fourth quarter of 1994 include an after-tax charge of $1.5 million, or $.10 per share, associated with a property tax settlement, and an after-tax credit of $1.6 million, or $.11 per share, to reverse prior period overestimates of distribution losses.

            [Letterhead of Coopers & Lybrand L.L.P.]


              REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareowners and Directors of
     The United Illuminating Company:

We have audited the accompanying consolidated balance sheets of The United Illuminating Company as of December 31, 1994, 1993 and 1992, and related consolidated statements of income, retained earnings and cash flows for the years then ended and the consolidated financial statement schedule (page S-1). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The United Illuminating Company as of December 31, 1994, 1993 and 1992, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                              /s/ Coopers & Lybrand L.L. P.




Hartford, Connecticut
January 23, 1995

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

  Not Applicable


                       PART III

Item 10.  Directors and Executive Officers of the Company.

  The information appearing under the captions
"NOMINEES FOR ELECTION AS DIRECTORS" AND "COMPLIANCE
WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF
1934" in the Company's definitive Proxy Statement, dated March 29, 1995, for the Annual Meeting of the Shareholders to be held on May 17, 1995, which Proxy
Statement will be filed with the Securities and Exchange Commission on or about March 29, 1995, is incorporated by reference in partial answer to this item. See also "EXECUTIVE OFFICERS OF THE COMPANY", following Part I, Item 4 herein.

Item 11.  Executive Compensation.

  The information appearing under the captions
"EXECUTIVE COMPENSATION," "STOCK OPTION PLAN," "STOCK
OPTION EXERCISES IN 1994 AND YEAR-END OPTION VALUES,"
"DIVIDEND EQUIVALENT PROGRAM," "RETIREMENT PLANS,"
"COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
PARTICIPATION" AND "DIRECTOR COMPENSATION" in the
Company's definitive Proxy Statement, dated March 29,
1995, for the Annual Meeting of the Shareholders to be held on May 17, 1995, which Proxy Statement will be filed with the Securities and Exchange Commission on or about March 29, 1995, is incorporated by reference in answer to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  The information appearing under the captions
"PRINCIPAL SHAREHOLDERS" and "STOCK OWNERSHIP OF
DIRECTORS AND OFFICERS" in the Company's definitive
Proxy Statement, dated March 29, 1995 for the Annual
Meeting of the Shareholders to be held on May 17, 1995, which Proxy Statement will be filed with the Securities and Exchange Commission on or about March 29, 1995, is incorporated by reference in answer to this item.

Item 13.  Certain Relationships and Related Transactions.

  The information appearing under the caption "NOMINEES
FOR ELECTION AS DIRECTORS" in the Company's definitive
Proxy Statement, dated March 29, 1995, for the Annual
Meeting of the Shareholders to be held on May 17, 1995, which Proxy Statement will be filed with the Securities and Exchange Commission on or about March 29, 1995, is incorporated by reference in answer to this item.

                          PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) The following documents are filed as a part of this report:

   Financial Statements (see Item 8):

     Consolidated statement of income for the years ended December 31, 1994, 1993 and 1992

     Consolidated statement of cash flows for the years ended December 31, 1994, 1993 and 1992

     Consolidated balance sheet, December 31, 1994, 1993 and 1992

     Consolidated statement of retained earnings for the years ended December 31, 1994, 1993 and 1992

     Statement of accounting policies

     Notes to consolidated financial statements

     Report of independent accountants


   Financial Statement Schedule (see S-1)

     Schedule II - Valuation and qualifying accounts for the years ended December 31, 1994, 1993 and 1992.

Exhibits:

   Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, certain of the following listed exhibits, which are annexed as exhibits to previous statements and reports filed by the Company, are hereby incorporated by reference as exhibits to this report. Such statements and reports are identified by reference numbers as follows:

 (1)  Filed with Registration Statement No. 2-60849, effective July 24, 1978.

 (2) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 1991.

 (3) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 1991.

 (4)  Filed with Registration Statement No. 33-40169, effective August 12,
      1991.

 (5)  Filed with Registration Statement No. 33-35465, effective August 1,
      1990.

 (6)  Filed with Registration Statement No. 2-57275, effective October 19,
      1976.

 (7)  Filed with Annual Report (Form 10-K) for fiscal year ended December 31,
      1991.

 (8)  Filed with Annual Report (Form 10-K) for fiscal year ended December 31,
      1992.

 (9)  Filed with Annual Report (Form 10-K) for fiscal year ended December 31,
      1990.

(10)  Filed with Registration Statement No. 2-66518, effective February 25,
      1980.

(11)  Filed with Registration Statement No. 2-49669, effective December 11,
      1973.

(12)  Filed with Annual Report (Form 10-K) for fiscal year ended December 31,
      1993.

(13)  Filed with Registration Statement No. 2-54876, effective November 19,
      1975.

(14)  Filed with Registration Statement No. 2-52657, effective February 6,
      1975.

(15) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 1990.

(16) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 1994.

   The exhibit number in the statement or report referenced is set forth in the parenthesis following the description of the exhibit. Those of the following exhibits not so identified are filed herewith.

Exhibit
 Table    Exhibit  Reference
Item No.    No.       No.             Description
- --------  -------  ---------          -----------

  (3)      3.1                Copy of Restated Certificate of Incorporation
                                of The United Illuminating Company, dated
                                January 23, 1995.
  (3)      3.2a       (1)     Copy of Bylaws of The United Illuminating
                                Company.  (Exhibit 2.3)
  (3)      3.2b       (2)     Copy of Article II, Section 2, of Bylaws of The
                                United Illuminating Company, as amended
                                March 26, 1990, amending Exhibit 3.2a.
                                (Exhibit 3.23b)
  (3)      3.2c       (3)     Copy of Article V, Section 1, of Bylaws of The
                                United Illuminating Company, as amended
                                April 22, 1991, amending Exhibit 3.2a.
                                (Exhibit 3.23c)
  (4)      4.1        (4)     Copy of Indenture, dated as of August 1, 1991,
                                from The United Illuminating Company to The
                                Bank of New York, Trustee.  (Exhibit 4)
  (4)      4.2        (5)     Copy of Participation Agreement, dated as of
 (10) August 1, 1990, among Financial Leasing Corporation, Meridian Trust Company, The Bank of New York and The United Illuminating Company. (Exhibits 4(a) through 4(h), inclusive, Amendment Nos. 1 and 2).
 (10)     10.1        (6)     Copy of Stockholder Agreement, dated as of
                                July 1, 1964, among the various stockholders
                                of Connecticut Yankee Atomic Power Company,
                                including The United Illuminating Company.
                                (Exhibit 5.1-1)
 (10)     10.2a       (6)     Copy of Power Contract, dated as of July 1,
                                1964, between Connecticut Yankee Atomic Power Company and The United Illuminating Company. (Exhibit 5.1-2)
 (10)     10.2b       (1)     Copy of Supplementary Power Contract, dated as
                                of March 1, 1978, between Connecticut Yankee
                                Atomic Power Company and The United
                                Illuminating Company, supplementing Exhibit
                                10.2a.  (Exhibit 5.1-6)
 (10)     10.2c       (7)     Copy of Agreement Amending Supplementary Power
                                Contract, dated August 22, 1980, between
                                Connecticut Yankee Atomic Power Company and
                                The United Illuminating Company, amending
                                Exhibit 10.2b.   (Exhibit 10.2b)
 (10)     10.2d       (8)     Copy of Second Amendment of the Supplementary
                                Power Contract, dated as of October 15, 1982, between Connecticut Yankee Atomic Power Company and The United Illuminating Company,
                                amending Exhibit 10.2b.   (Exhibit 10.2d)
 (10)     10.2e       (9)     Copy of Second Supplementary Power Contract,
                                dated as of April 30, 1984, between
                                Connecticut Yankee Atomic Power Company and
                                The United Illuminating Company,
                                supplementing Exhibit 10.2a.  (Exhibit 10.2e)
 (10)     10.2f       (9)     Copy of Additional Power Contract, dated as of
                                April 30, 1984, between Connecticut Yankee
                                Atomic Power Company and The United
                                Illuminating Company.   (Exhibit 10.2f)
 (10)     10.3        (6)     Copy of Capital Funds Agreement, dated as of
                                September 1, 1964, between Connecticut
                                Yankee Atomic Power Company and The United
                                Illuminating Company.   (Exhibit 5.1-3)
 (10)     10.4a       (6)     Copy of Connecticut Yankee Transmission
                                Agreement, dated as of October 1,1964, among the various stockholders of Connecticut Yankee Atomic Power Company, including The United Illuminating Company. (Exhibit 5.1-4)

Exhibit
 Table    Exhibit  Reference
Item No.    No.       No.              Description
- --------  -------  ---------           -----------

 (10)     10.4b      (10)     Copy of Agreement Amending and Revising
                                Connecticut Yankee Transmission Agreement,
                                dated as of July 1, 1979, amending Exhibit
                                10.4a.   (Exhibit 5.1-7)
 (10)     10.5        (1)     Copy of Capital Contributions Agreement, dated
                                October 16, 1967, between The United
                                Illuminating Company and Connecticut Yankee
                                Atomic Power Company.   (Exhibit 5.1-5)
 (10)     10.6a       (7)     Copy of NEPOOL Power Pool Agreement, dated as
                                of September 1, 1971, as amended to
                                November 1, 1988.  (Exhibit 10.6a)
 (10)     10.6b      (11)     Copy of Agreement Setting Out Supplemental
                                NEPOOL Understandings, dated as of April 2,
                                1973.   (Exhibit 5.7-10)
 (10)     10.6c       (7)     Copy of Amendment to NEPOOL Power Pool
                                Agreement, dated as of March 15, 1989,
                                amending Exhibit 10.6a.   (Exhibit 10.6c)
 (10)     10.6d       (7)     Copy of Agreement Amending NEPOOL Power Pool
                                Agreement, dated as of October 1, 1990,
                                amending Exhibit 10.6a.   (Exhibit 10.6d)
 (10)     10.6e      (12)     Copy of Agreement Amending NEPOOL Power Pool
                                Agreement, dated as of September 15, 1992,
                                amending Exhibit 10.6a.   (Exhibit 10.6e)
 (10)     10.6f      (12)     Copy of Agreement Amending NEPOOL Power Pool
                                Agreement, dated as of June 1, 1993,
                                amending Exhibit 10.6a.   (Exhibit 10.6f)
 (10)     10.7a       (7)     Copy of Agreement for Joint Ownership,
                                Construction and Operation of New Hampshire
                                Nuclear Units, dated May 1, 1973, as amended
                                to February 1, 1990.  (Exhibit 10.7a)
 (10)     10.7b      (13)     Copy of Transmission Support Agreement, dated
                                as of May 1, 1973, among the Seabrook
                                Companies.   (Exhibit 5.9-2)
 (10)     10.7c       (2)     Copy of Twenty-third Amendment to Agreement
                                for Joint Ownership, Construction and
                                Operation of New Hampshire Nuclear Units,
                                dated as of November 1, 1990, amending
                                Exhibit 10.7a.   (Exhibit 10.8ab)
 (10)     10.8a      (10)     Copy of Sharing Agreement - 1979 Connecticut
                                Nuclear Unit, dated as of September 1, 1973,
                                among The Connecticut Light and Power
                                Company, The Hartford Electric Light
                                Company, Western Massachusetts Electric
                                Company, New England Power Company, The
                                United Illuminating Company, Public Service
                                Company of New Hampshire, Central Vermont
                                Public Service Company, Montaup Electric
                                Company and Fitchburg Gas and Electric Light
                                Company, relating to a nuclear fueled
                                generating unit in Connecticut.
                                (Exhibit 5.8-1)
 (10)     10.8b      (14)     Copy of Amendment to Sharing Agreement - 1979
                                Connecticut Nuclear Unit, dated as of
                                August 1, 1974, amending Exhibit 10.8a.
                                (Exhibit 5.9-2)
 (10)     10.8c       (6)     Copy of Amendment to Sharing Agreement - 1979
                                Connecticut Nuclear Unit, dated as of
                                December 15, 1975, amending Exhibit 10.8a.
                                (Exhibit 5.8-4, Post-effective Amendment No.
                                 2)
 (10)     10.9a       (1)     Copy of Transmission Line Agreement, dated
                                January 13, 1966, between the Trustees of
                                the Property of The New York, New Haven and
                                Hartford Railroad Company and The United
                                Illuminating Company.    (Exhibit 5.4)
 (10)     10.9b       (7)     Notice, dated April 24, 1978, of The United
                                Illuminating Company's intention to extend
                                term of Transmission Line Agreement dated
                                January 13, 1966, Exhibit 10.9a.
                                (Exhibit 10.9b)
 (10)     10.9c       (7)     Copy of Letter Agreement, dated March 28,
                                1985, between The United Illuminating
                                Company and National Railroad Passenger
                                Corporation, supplementing and modifying
                                Exhibit 10.9a.   (Exhibit 10.9c)

Exhibit
 Table    Exhibit  Reference
Item No.    No.       No.                 Description
- --------  -------  ---------              -----------

 (10)     10.10       (8)     Copy of Agreement, effective May 16, 1992,
                                between The United Illuminating Company
                                and Local 470-1, Utility Workers Union of
                                America, AFL-CIO.   (Exhibit 10.10)
 (10)     10.11      (12)     Copy of Fuel Oil Purchase and Sale Agreement,
                                dated as of October 1, 1993, among Tosco
                                Corporation, The United Illuminating Company
                                and The Connecticut Light and Power Company.
                                (Confidential treatment requested)
                                (Exhibit 10.11)
 (10)     10.12       (8)     Copy of Coal Sales Agreement, dated as of
                                August 1, 1992, between Pittston Coal Sales
                                Corp. and The United Illuminating Company.
                                (Confidential treatment requested)
                                (Exhibit 10.13)
 (10)     10.13       (2)     Copy of Fossil Fuel Supply Agreement between
                                BLC Corporation and The United Illuminating
                                Company, dated as of July 1, 1991.
                                (Exhibit 10.31)
 (10)     10.14               Copy of Revolving Credit Agreement, dated
                                as of December 15, 1994, among The United
                                Illuminating Company, the Banks named
                                therein, and Citibank, N.A., as Agent for
                                the Banks.
 (10)     10.15a*     (8)     Copy of Employment Agreement, dated as of
                                January 1, 1988, between The United
                                Illuminating Company and Richard J. Grossi.
                                (Exhibit 10.22a)
 (10)     10.15b*    (15)     Copy of Amendment to Employment Agreement,
                                dated as of July 23, 1990, between The
                                United Illuminating Company and Richard J.
                                Grossi, amending Exhibit 10.15a.
                                (Exhibit 10.26a)
 (10)     10.16a*     (8)     Copy of Employment Agreement, dated as of
                                January 1, 1988, between The United
                                Illuminating Company and Robert L. Fiscus.
                                (Exhibit 10.23a)
 (10)     10.16b*    (15)     Copy of Amendment to Employment Agreement,
                                dated as of July 23, 1990, between The
                                United Illuminating Company and Robert L.
                                Fiscus, amending Exhibit 10.16a.
                                (Exhibit 10.27a)
 (10)     10.17a*     (8)     Copy of Employment Agreement, dated as of
                                January 1, 1988, between The United
                                Illuminating Company and James F. Crowe.
                                (Exhibit 10.24a)
 (10)     10.17b*    (15)     Copy of Amendment to Employment Agreement,
                                 dated as of July 23, 1990, between The
                                 United Illuminating Company and James F.
                                 Crowe, amending Exhibit 10.17a.
                                 (Exhibit 10.28a)
 (10)      10.18*     (7)      Copy of Executive Incentive Compensation
                                 Program of The United Illuminating Company.
                                 (Exhibit 10.24)
 (10)     10.19a*    (15)      Copy of The United Illuminating Company 1990
                                 Stock Option Plan.   (Exhibit 10.33)
 (10)     10.19b*    (12)      Amendments to The United Illuminating Company
                                 1990 Stock Option Plan, adopted
                                 November 22, 1993 and January 24, 1994.
                                 (Exhibit 10.21b)
 (10)      10.20*    (16)      Copy of The United Illuminating Company
                                 Dividend Equivalent Program.
                                 (Exhibit 10.20)
 (21)      21                  List of subsidiaries of The United
                                 Illuminating Company.
 (27)      27                  Financial Data Schedule
 (28)      28.1       (8)      Copies of significant rate schedules of The
                                 United Illuminating Company.  (Exhibit 28.1)

- -------------------
*Management contract or compensatory plan or arrangement.

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

(b)  Reports on Form 8-K.

Items         Financial Statements     Date of
Reported             Filed             Report
- --------      --------------------     -------

 5, 7             None               September 29, 1994

            [Letterhead of Coopers & Lybrand L.L.P.]



             CONSENT OF INDEPENDENT ACCOUNTANTS




We consent to the incorporation by reference in the Post Effective Amendment No. 1 to the Registration Statement of The United Illuminating Company on Form S-3 (File No. 33-50221) and the Registration Statements on Form S-3 (File No. 33-50445 and File No. 33-55461), of our report, dated January 23, 1995, on our audits of the consolidated financial statements and financial statement schedule of The United Illuminating Company as of December 31, 1994, 1993 and 1992 and for the years then ended, which report is included in this Annual Report on Form 10-K.


                              /s/ Coopers & Lybrand L. L. P.



Hartford, Connecticut
March 7, 1995

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

Date:   March 8, 1995
       -----------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                          Title                       Date
    ---------                          -----                       ----
                                Director, Chairman of the
                                Board of Directors and
/s/ Richard J. Grossi           Chief Executive Officer        March 8, 1995
- ---------------------
 (Richard J. Grossi)
(Principal Executive Officer)

                                Director, President and
 /s/ Robert L. Fiscus           Chief Financial Officer        March 8, 1995
- ---------------------
 (Robert L. Fiscus)
(Principal Financial and
 Accounting Officer)


 /s/ John D. Fassett            Director                       March 8, 1995
- --------------------
 (John D. Fassett)


                                Director                       March  , 1995
- ----------------------
 (William S. Warner)


 /s/ John F. Croweak            Director                       March 8, 1995
- --------------------
 (John F. Croweak)


 /s/ F. Patrick McFadden, Jr.   Director                       March 8, 1995
- -----------------------------
 (F. Patrick McFadden, Jr.)


 /s/ J. Hugh Devlin             Director                       March 8, 1995
- -------------------
 (J. Hugh Devlin)


 /s/ Betsy Henley-Cohn          Director                       March 8, 1995
- ----------------------
 (Betsy Henley-Cohn)


 /s/ Frank R. O'Keefe, Jr.      Director                       March 8, 1995
- --------------------------
 (Frank R. O'Keefe, Jr.)


 /s/ James A. Thomas            Director                       March 8, 1995
- ----------------------
 (James A. Thomas)


                                Director                       March  , 1995
- ----------------------
 (David E.A. Carson)


 /s/ John L. Lahey              Director                       March 8, 1995
- ----------------------
  (John L. Lahey)

                                                                                    Schedule II
                                                                                    Valuation and
                                                                                  Qualifying Accounts
                                             THE UNITED ILLUMINATING COMPANY
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 For the Years Ended December 31, 1994, 1993 and 1992
                                                   (Thousands of Dollars)
             Col. A                      Col. B             Col. C              Col. D        Col. E
           ----------                   --------           --------            --------      --------
                                                           Additions
                                                    ------------------------
                                       Balance at   Charged to     Charged                  Balance at
                                        Beginning    Costs and    to Other                    End of
         Classification                 of Period    Expenses     Accounts    Deductions      Period
        ----------------                ---------    ---------    ---------   -----------    --------
RESERVE DEDUCTION FROM
  ASSET TO WHICH IT APPLIES:
    Reserve for uncollectible
      accounts:
                            1994           $4,700       $9,976        -         $9,776 (A)      $4,900
                            1993            3,900        8,971        -          8,171 (A)       4,700
                            1992            3,200        8,741        -          8,041 (A)       3,900



- --------------------

NOTE:
   (A)  Accounts written off, less recoveries.

                                EXHIBIT INDEX



(a)  Exhibits

     Exhibit
     Table Item    Exhibit
     Number        Number           Description                    Page No.
     ----------    -------          -----------                    --------

       (3)          3.1    Copy of Restated Certificate of
                           Incorporation of The United
                           Illuminating Company, dated
                           January 23, 1995.

       (10)        10.14   Copy of Revolving Credit Agreement,
                           dated as of December 15, 1994,
                           among The United Illuminating
                           Company, the Banks named therein,
                           and Citibank, N.A., as Agent for
                           the Banks.

       (21)        21      List of subsidiaries of The United
                           Illuminating Company.

       (27)        27      Financial Data Schedule.