Form 10-Q
period 1995-03-31
UNITED ILLUMINATING CO
filed 1995-05-11
CIK 101265

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDING MARCH 31, 1995

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
     The number of shares outstanding of the issuer's only class of common stock, as of April 30, 1995, was 14,086,691.

                                      INDEX

                         Part I.  FINANCIAL INFORMATION
                                                                          Page
                                                                         Number
                                                                         ------
Item 1. Financial Statements.                                              3

        Consolidated Statement of Income for the three
          months ended March 31, 1995 and 1994.                            3
        Consolidated Balance Sheet as of March 31, 1995 and
          December 31, 1994.                                               4
        Consolidated Statement of Cash Flows for the three months
          ended March 31, 1995 and 1994.                                   6

        Notes to Consolidated Financial Statements.                        7
           -   Statement of Accounting Policies                            7
           -   Capitalization                                              7
           -   Accounting for Phase-in Plan                                8
           -   Income Taxes                                                9
           -   Short-term Credit Arrangements                             10
           -   Supplementary Information                                  11
           -   Fuel Financing Obligations and Other Lease Obligations     12
           -   Commitments and Contingencies                              12
               - Capital Expenditure Program                              12
               - Nuclear Insurance Contingencies                          12
               - Other Commitments and Contingencies                      13
                 - Hydro-Quebec                                           13
                 - Site Remediation Costs                                 13
                 - Property Taxes                                         13
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning    13

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                             15

          - Major Influences on Financial Condition                       15
          - Capital Expenditure Program                                   16
          - Liquidity and Capital Resources                               17
          - Results of Operations                                         19
          - Outlook                                                       20

                          Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                22

         SIGNATURES                                                       23

                               PART I:  FINANCIAL INFORMATION
                               ITEM I:  FINANCIAL STATEMENTS
                              THE UNITED ILLUMINATING COMPANY
                              CONSOLIDATED STATEMENT OF INCOME
                            (Thousands except per share amounts)
                                         (Unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                           1995        1994
                                                           ----        ----
OPERATING REVENUES (NOTE G)                             $165,398    $167,579
                                                         -------     -------
OPERATING EXPENSES
 Operation
   Fuel and energy                                        36,898      38,275
   Capacity purchased                                     12,943      11,576
   Other                                                  34,770      36,352
 Maintenance                                               6,805       7,543
 Depreciation                                             15,353      14,473
 Amortization of cancelled nuclear project
  and deferred return                                      3,440         293
 Income taxes (Note E)                                    12,074      11,098
 Other taxes (Note G)                                     14,980      15,343
                                                         -------     -------
      Total                                              137,263     134,953
                                                         -------     -------
OPERATING INCOME                                          28,135      32,626
                                                         -------     -------
OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds used during construction        -            294
 Other-net (Note G)                                         (292)        201
 Non-operating income taxes                                  991         645
                                                         -------     -------
       Total                                                 699       1,140
                                                         -------     -------
INCOME BEFORE INTEREST CHARGES                            28,834      33,766
                                                         -------     -------
INTEREST CHARGES
 Interest on long-term debt                               15,603      18,875
 Other interest (Note G)                                   4,349       2,321
 Allowance for borrowed funds used during construction      (588)       (662)
                                                         -------     -------
       Net Interest Charges                               19,364      20,534
                                                         -------     -------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE       9,470      13,232
                                                         -------     -------
 Cumulative effect for years prior to 1994 of accounting
  change for postemployment benefits
  (net of income taxes of $956)                             -         (1,294)
                                                         -------     -------
NET INCOME                                                 9,470      11,938
Dividends on Preferred Stock                                 733       1,080
                                                         -------     -------
INCOME APPLICABLE TO COMMON STOCK                         $8,737     $10,858
                                                         =======     =======

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING               14,087      14,084

EARNINGS PER SHARE OF COMMON STOCK BEFORE
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    $0.62       $0.86
  Cumulative effect for years prior to 1994 of accounting
   change for postemployment benefits                       -          (0.09)
                                                         -------     -------
EARNINGS PER SHARE OF COMMON STOCK                         $0.62       $0.77
                                                         =======     =======

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK         $0.705       $0.69

              The accompanying Notes to Consolidated Financial
        Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                            CONSOLIDATED BALANCE SHEET

                                      ASSETS
                              (Thousands of Dollars)
                                                     March 31,   December 31,
                                                       1995         1994*
                                                       ----         ----
                                                    (Unaudited)
Utility Plant at Original Cost
 In service                                          $1,769,339   $1,761,627
 Less, accumulated provision for depreciation           506,971      493,482
                                                     ----------   ----------
                                                      1,262,368    1,268,145

Construction work in progress                            60,248       57,669
Nuclear fuel                                             27,553       31,443
                                                     ----------   ----------
  Net Utility Plant                                   1,350,169    1,357,257
                                                     ----------   ----------
Other Property and Investments                           22,470       21,824
                                                     ----------   ----------
Current Assets
 Cash and temporary cash investments                     27,250       11,432
 Accounts receivable
  Customers, less allowance for doubtful
   accounts of $5,000 and $4,900                         60,739       61,042
  Other                                                  29,810       26,981
 Accrued utility revenues                                23,389       23,139
 Fuel, materials and supplies, at average cost           23,098       22,318
 Prepayments                                             17,544       12,307
 Other                                                      166           90
                                                     ----------   ----------
   Total                                                181,996      157,309
                                                     ----------   ----------
Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
 Income taxes due principally to book-tax differences   399,515      403,132
 Deferred return - Seabrook Unit 1                       59,782       62,929
 Unamortized cancelled nuclear projects                  25,499       25,792
 Unamortized redemption costs                            25,031       26,269
 Uranium enrichment decommissioning cost                  1,606        1,540
 Deferred fossil fuel costs                                -             112
 Unamortized debt issuance expenses                       6,065        5,527
 Other                                                   13,616       13,300
                                                     ----------   ----------
   Total                                                531,114      538,601
                                                     ----------   ----------
                                                     $2,085,749   $2,074,991
                                                     ==========   ==========
*Derived from audited financial statements

             The accompanying Notes to Consolidated Financial
        Statements are an integral part of the financial statements.

                          THE UNITED ILLUMINATING COMPANY
                            CONSOLIDATED BALANCE SHEET

                          CAPITALIZATION AND LIABILITIES
                              (Thousands of Dollars)
                                                     March 31,   December 31,
                                                       1995          1994*
                                                       ----          ----
                                                    (Unaudited)
Capitalization (Note B)
 Common stock equity
  Common stock                                       $284,133      $284,133
  Paid-in capital                                         738           738
  Capital stock expense                                (2,402)       (2,402)
  Retained earnings                                   144,365       145,559
                                                   ----------    ----------
                                                      426,834       428,028
 Preferred stock                                       44,700        44,700
 Long-term debt                                       697,569       708,340
                                                   ----------    ----------
   Total                                            1,169,103     1,181,068
                                                   ----------    ----------
Noncurrent Liabilities
 Obligations under capital leases                      17,729        17,799
 Uranium enrichment decommissioning reserve             1,427         1,337
 Nuclear decommissioning obligation                     8,135         7,628
 Other                                                  2,589         2,517
                                                   ----------    ----------
   Total                                               29,880        29,281
                                                   ----------    ----------
Current Liabilities
 Current portion of long-term debt                     87,800       193,133
 Notes payable                                        195,000        67,000
 Accounts payable                                      41,515        42,846
 Dividends payable                                     10,664        10,467
 Taxes accrued                                         22,797        16,607
 Pensions accrued                                      31,069        30,177
 Interest accrued                                      19,505        20,926
 Obligations under capital leases                         575         1,169
 Other accrued liabilities                             29,166        30,069
                                                   ----------    ----------
   Total                                              438,091       412,394
                                                   ----------    ----------

Customers' Advances for Construction                    2,624         2,628
                                                   ----------    ----------
Regulatory Liabilities (future amounts owed to
                       customers through the
                       ratemaking process)
 Accumulated deferred investment tax credits           18,481        18,671
 Deferred gain on sale of utility plant                    92           276
 Deferred fossil fuel costs                               354          -
 Other                                                  1,819         1,820
                                                   ----------    ----------
   Total                                               20,746        20,767
                                                   ----------    ----------

Deferred Income Taxes (future tax liabilities owed
                       to taxing authorities)         425,305       428,853

Commitments and Contingencies                            -             -
                                                   ----------    ----------

                                                   $2,085,749    $2,074,991
                                                   ==========    ==========
*Derived from audited financial statements

            The accompanying Notes to Consolidated Financial
         Statements are an integral part of the financial statements.

                      THE UNITED ILLUMINATING COMPANY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (THOUSANDS OF DOLLARS)
                                 (UNAUDITED)
                                                         Three Months Ended
                                                              March 31,
                                                         1995         1994
                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                             $9,470       $11,938
                                                       -------       -------
 Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                       16,891        16,486
    Deferred income taxes                                   69          (699)
    Deferred investment tax credits - net                 (190)         (190)
    Amortization of nuclear fuel                         4,057         4,373
    Cumulative effect for years prior to 1994 of
      accounting change for postemployment benefits-net   -            1,294
    Allowance for funds used during construction          (588)         (956)
    Amortization of deferred return                      3,147          -
    Sales adjustment revenue                              -            3,278
    Changes in:
       Accounts receivable - net                        (2,526)       (4,924)
       Fuel, materials and supplies                       (780)       (2,116)
       Prepayments                                      (5,237)      (12,427)
       Accounts payable                                 (1,331)      (12,465)
       Interest accrued                                 (1,421)       (2,197)
       Taxes accrued                                     6,190         9,102
       Other assets and liabilities                       (744)        3,260
                                                       -------       -------
    Total Adjustments                                   17,537         1,819
                                                       -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES               27,007        13,757
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock                                             -               33
 Notes payable                                         128,000        42,500
 Securities redeemed and retired:
  Long-term debt                                      (116,133)      (60,333)
 Lease obligations                                        (664)         (566)
 Dividends
  Preferred stock                                         (747)       (1,080)
  Common stock                                          (9,720)       (9,365)
                                                       -------       -------
NET CASH USED IN FINANCING ACTIVITIES                      736       (28,811)
                                                       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Plant expenditures, including nuclear fuel           (11,925)      (12,068)
                                                       -------       -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (11,925)      (12,068)
                                                       -------       -------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                               15,818       (27,122)
BALANCE AT BEGINNING OF PERIOD                          11,432        48,171
                                                       -------       -------
BALANCE AT END OF PERIOD                               $27,250       $21,049
                                                       =======       =======

CASH PAID DURING THE PERIOD FOR:
 Interest (net of amount capitalized)                  $19,532       $20,968
                                                       =======       =======
 Income taxes                                           $3,300        $2,000
                                                       =======       =======

              The accompanying Notes to Consolidated Financial
         Statements are an integral part of the financial statements.

            THE UNITED ILLUMINATING COMPANY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (Unaudited)

   The consolidated financial statements of the Company and its wholly-owned subsidiaries, United Resources, Inc., Research Center, Inc. and United Energy International, Inc., have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 1994. Such notes are supplemented as follows:

(A)  STATEMENT OF ACCOUNTING POLICIES

RECLASSIFICATION OF PREVIOUSLY REPORTED AMOUNTS

   Certain amounts previously reported have been reclassified to conform with current year presentations.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

   The weighted average AFUDC rates applied in the first three months of 1995 and 1994 were 7.83% and 8.75%, respectively, on a before-tax basis.

CASH AND CASH EQUIVALENTS

   For cash flow purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

NUCLEAR DECOMMISSIONING TRUSTS

   External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $462,000 and $417,000 in the first quarter of 1995 and 1994, respectively, into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At March 31, 1995, the Company's shares of the trust fund balances, which included accumulated earnings on the funds, were $5.6 million and $2.5 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

(B)  CAPITALIZATION

  (a) COMMON STOCK

   The number of shares outstanding of the Company's common stock, no par value, at March 31, 1995 was 14,086,691.

             THE UNITED ILLUMINATING COMPANY

   In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. On June 5, 1991, the DPUC approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 203,200 shares of stock at an exercise price of $30.75 per share, 1,400 shares of stock at an exercise price of $28.3125 per share, 1,800 shares of stock at an exercise price of $31.1875 per share, 4,000 shares of stock at an exercise price of $35.625 per share, 35,133 shares of stock at an exercise price of $39.5625 per share, 5,000 shares of stock at an exercise price of $42.375 per share and 18,600 shares of stock at an exercise price of $30 per share have been granted by the Board of Directors and remain outstanding at March 31, 1995.

  (b) RETAINED EARNINGS RESTRICTION

   The indenture under which the Company's Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $86.0 million were free from such limitations at March 31, 1995.

  (c) PREFERRED STOCK, PREFERENCE STOCK AND PREFERRED
      CAPITAL SECURITIES

   On April 3, 1995, United Capital Funding Partnership L.P. ("United Capital"), a special purpose limited partnership in which the Company owns all of the general partner interests, issued $50 million of its monthly income 9 5/8% Preferred Capital Securities, Series A, ("Preferred Capital Securities") representing limited partnership interests in United Capital. The Preferred Capital Securities are guaranteed by the Company. United Capital loaned the proceeds of the issuance and sale of the Preferred Capital Securities to the Company in return for the Company's 9 5/8% Junior Subordinated Deferrable Interest Debentures,
Series A, Due 2025. The net proceeds to the Company, approximately $48.4 million, have been used to call for redemption $27.5 million of the Company's outstanding 7.60% Preferred Stock and to reduce its short-term borrowings under the revolving credit facility described in Note (F).

  (d) LONG-TERM DEBT

   On January 17, 1995, the Company repaid $55.3 million principal amount of maturing 10.32% First Mortgage Bonds of Bridgeport Electric Company, a wholly-owned subsidiary of the Company that was merged with and into the Company in September of 1994, and $50 million principal amount of maturing 6.00% Notes of the Company. On February 15, 1995, the Company repaid $10.8 million principal amount of maturing 9.44% First Mortgage Bonds of Bridgeport Electric
Company.

(D)  ACCOUNTING FOR PHASE-IN PLAN

   The Company phased into rate base its allowable investment in Seabrook Unit 1, amounting to $640 million, during the period January 1, 1990 to January 1, 1994. In conjunction with this phase-in plan, the Company was allowed to record a deferred return on the portion of allowable investment excluded from rate base during the phase-in period. The accumulated deferred return had been added to rate base each year beginning January 1, 1991 in the same proportion as the phase-in installment for that year has borne to the portion of the $640 million remaining to be phased-in. The Company began amortizing the accumulated deferred return over a five-year period commencing January 1, 1995.

                   THE UNITED ILLUMINATING COMPANY

(E) INCOME TAXES                                        Three Months Ended
                                                             March 31,
                                                        1995         1994
                                                        ----         ----
Income tax expense consists of:                               (000's)

Income tax provisions:
  Current
          Federal                                      $ 8,304     $ 8,373
          State                                          2,900       2,969
                                                        ------      ------
            Total current                               11,204      11,342
                                                        ------      ------
  Deferred
          Federal                                          964          71
          State                                           (895)     (1,726)
                                                        ------      ------
            Total deferred                                  69      (1,655)
                                                        ------      ------
Investment tax credits                                    (190)       (190)
                                                        ------      ------

   Total income tax expense                            $11,083     $ 9,497
                                                       =======     =======

Income tax components charged as follows:
  Operating expenses                                   $12,074     $11,098
  Other income and deductions - net                       (991)       (645)
  Cumulative effect of change in accounting
    for postemployment benefits                           -           (956)
                                                       -------     -------

   Total income tax expense                            $11,083     $ 9,497
                                                       =======     =======
The following table details the components
  of the deferred income taxes:
    Accelerated depreciation                           $ 2,274     $ 2,898
    Tax depreciation on unrecoverable plant investment   1,727       2,042
    Conservation and load management                       218         691
    Seabrook sale/leaseback transaction                 (2,678)     (2,682)
    Premiums on BEC bond redemption                       (230)       (428)
    Sales adjustment revenues                             -         (1,388)
    Pension benefits                                      (387)       (548)
    Postretirement benefits                               (319)       (416)
    Postemployment benefits                               -           (956)
    Other - net                                           (536)       (868)
                                                        ------      ------
Deferred income taxes - net                                $69     $(1,655)
                                                        ======      ======

          THE UNITED ILLUMINATING COMPANY

(F) SHORT-TERM CREDIT ARRANGEMENTS

   The Company has a revolving credit agreement with a group of banks, which currently extends to December 14, 1995. The borrowing limit of this facility is $225 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option.
If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of March 31, 1995, the Company had $195 million in short-term borrowings outstanding under this facility.

                   THE UNITED ILLUMINATING COMPANY

(G)  SUPPLEMENTARY INFORMATION

                                                     Three Months Ended
                                                          March 31,
                                                      1995       1994
                                                      ----       ----
                                                          (000's)
Operating Revenues
- ------------------
 Retail                                              $150,420  $153,275
 Wholesale - capacity                                   1,669     1,835
           - energy                                    12,571    11,778
 Other                                                    738       691
                                                     --------  --------
   Total Operating Revenues                          $165,398  $167,579
                                                     ========  ========
Other Income and (Deductions) - net
- -----------------------------------
 Interest and dividend income                            $330      $451
 Earnings of subsidiaries and Connecticut Yankee         (459)     (295)
 Miscellaneous other income and (deductions) - net       (163)       45
                                                     --------  --------
   Total Other Income and (Deductions) - net            $(292)     $201
                                                     ========  ========
Other Taxes
- -----------
 Charged to:
  Operating:
    State gross earnings                               $6,441    $6,771
    Local real estate and personal property             6,712     6,681
    Payroll taxes                                       1,826     1,889
    Other                                                   1         2
                                                     --------  --------
                                                       14,980    15,343
   Nonoperating and other accounts                        166       223
                                                     --------  --------
   Total Other Taxes                                  $15,146   $15,566
                                                     ========  ========
Other Interest Charges
- ----------------------
 Notes Payable                                         $2,806      $365
 Amortization of debt expense and repurchase premiums   1,208     1,689
 Other                                                    335       267
                                                     --------  --------
   Total Other Interest Charges                        $4,349    $2,321
                                                     ========  ========

           THE UNITED ILLUMINATING COMPANY

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

   The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity acquires and stores natural gas, coal and fuel oil for sale to the Company, and the Company purchases these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liability, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to May 1996. At March 31, 1995, approximately $16.6 million of fossil fuel purchases were being financed under this agreement.

(L) COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM

   The Company has entered into commitments in connection with its continuing capital expenditure program, which is presently estimated at approximately
$357.5 million, excluding AFUDC, for 1995 through 1999.

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

        THE UNITED ILLUMINATING COMPANY

OTHER COMMITMENTS AND CONTINGENCIES

                   HYDRO-QUEBEC

   The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase II of this facility, in which UI has a 5.45% participating share, has increased the capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts. A ten-year Firm Energy
Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New
England participants in the Phase II facility, became effective on July 1, 1991. The Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. Currently, the Company's guarantee liability for this debt amounts to approximately $9.1 million.

                SITE REMEDIATION COSTS

   The Company has estimated that the cost of demolition and environmental remediation of its decommissioned
Steel Point Station power plant and property in Bridgeport will be approximately $11.3 million, and that the value of the property following remediation will not exceed $6 million. In its December 16, 1992 decision on UI's application for retail rate increases, the DPUC provided for additional revenues to be recovered from customers in the amount of $4.3 million of the difference during the period 1993-1996, subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

                PROPERTY TAXES

   On November 2, 1993, the Company received "updated"
personal property tax bills from the City of New Haven
(the City) for the tax year 1991-1992, aggregating $6.6
million, based on an audit by the City's tax assessor.
On May 7, 1994, the Company received a "Certificate of
Correction....to correct a clerical omission or
mistake" from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994. The
Company is contesting each of these actions of the City's tax assessor vigorously, and has commenced actions in the Superior Court to enjoin the City from any effort to collect the "updated" personal property tax bills for the tax year 1991-1992 and challenging both the May 7, 1994 "Certificate of Correction" and the tax assessor's valuation at February 28, 1994. In
December of 1994 and April of 1995, the City's tax assessor conducted hearings regarding the assessed value of the Company's personal property for the tax years 1992-1993 and 1993-1994; and on May 11, 1995, the Company received from the City notices of assessment changes, increasing the assessed valuations of the Company's personal property for these tax years by 45% and 49%, respectively, over the valuations declared by the Company. On March 1, 1995, the Company received from the City notices of assessment changes, increasing the assessed valuation of the Company's personal property for the tax year 1995-1996 by 48% over the valuation declared by the Company. The
Company expects to take the legal actions necessary to challenge all of these assessed valuation increases. It is the present opinion of the Company that the ultimate outcome of this dispute will not have a significant impact on the financial position of the Company.

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

   New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning
Financing Committee (NDFC) has established $376 million
(in 1995 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be about $66 million. This estimate premises the prompt removal and dismantling of the Unit at the end of its estimated 36-year energy producing life.
Monthly

         THE UNITED ILLUMINATING COMPANY
decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the first quarter of 1995 was $348,000. UI's share of the fund at March 31, 1995 was approximately $5.6 million.

   Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. Current decommissioning cost estimates for Millstone Unit 3 and the Connecticut
Yankee Unit are $448 million (in 1995 dollars) and $357 million (in 1995 dollars), respectively, of which the Company's share would be about $17 million and $34 million, respectively. These estimates premise the prompt removal and dismantling of each unit at the end of its estimated 40-year energy producing life.
Monthly decommissioning payments, based on these cost estimates, are being made to decommissioning trust funds managed by Northeast Utilities. UI's share of the Millstone Unit 3 decommissioning payments made during the first quarter of 1995 was $114,000. UI's share of the fund at March 31, 1995 was approximately
$2.5 million. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $325,000 were funded by UI during the first quarter of 1995, and UI's share of the fund at March 31, 1995 was $15.1 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


         MAJOR INFLUENCES ON FINANCIAL CONDITION

   The Company's financial condition will continue to be dependent on the level of retail and wholesale sales. The two primary factors that affect sales volume are economic conditions and weather. A 1% increase in retail sales would increase revenues by $6.0 million (sales margin, which is revenues less fuel expense and revenue-based taxes, by about $5.0 million).

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

   The electric utility industry is being subjected to increasing competition. Currently, the Company's retail electric service rates are subject to regulation and are based on the Company's costs. Therefore, the Company, and all regulated utilities, are subject to certain accounting standards (Statement of Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation") that are not applicable to other businesses in general. These accounting rules allow all regulated utilities, where appropriate, to defer the income statement impact of certain costs that are expected to be recovered in future regulated service rates and to establish regulatory assets on balance sheets for such costs. The effects of competition could cause the operations of the Company, or a portion thereof, to no longer meet the criteria for application of these accounting rules. While the Company expects to continue to meet these criteria in the near future, if the Company were to cease meeting these criteria, accounting standards for business in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which the criteria are no longer met. If this change in accounting were to occur, it would have a material adverse effect on the Company's earnings and retained earnings in that year and could have a material adverse effect on the Company's ongoing financial condition, as well.

                           CAPITAL EXPENDITURE PROGRAM

    The Company's 1995-1999 capital expenditure program, excluding allowance for funds used during construction (AFUDC) and its effect on certain capital related items, is presently budgeted as follows:

                           1995        1996        1997        1998       1999      Total
                           ----        ----        ----        ----       ----      -----
                                             (000's)
Production               $16,848     $26,446     $10,912     $ 3,424    $34,906   $ 92,536
Distribution              18,864      16,728      16,884      16,080     16,560     85,116
Transmission               7,500       4,596       8,412      15,060     17,496     53,064
Conservation and
  Load Management         11,580       9,756       9,468       9,048      9,012     48,864
Nuclear Fuel               8,052      11,280       1,248      11,820     10,128     42,528
Other                     12,996       7,370       4,892       5,336      4,778     35,372
                         -------    --------     -------     -------    -------   --------

 Total Expenditures      $75,840     $76,176     $51,816     $60,768    $92,880   $357,480
                         =======     =======     =======     =======    =======   ========

AFUDC (Pre-tax)           $3,174      $2,437      $2,031      $2,034     $  938
Book Depreciation (1)     59,866      64,195      66,168      69,047     73,301
Decommissioning            1,823       1,910       2,001       2,097      2,198
Normalized Tax
  Depreciation            34,767      36,898      38,382      39,732     42,877
Accelerated Tax
  Depreciation            68,743      58,191      59,253      58,655     61,038
Amortization of Deferred
 Return on Seabrook
 Unit 1 Phase-In (2)      12,586      12,586      12,586      12,586     12,586
Estimated Rate Base
 (end of period)      $1,209,500  $1,238,035  $1,212,275  $1,184,307 $1,220,861

(1) Steel Point Station demolition and environmental remediation costs of $1,075,000 per year are included each year through 1996.
(2) Deferred return will be amortized over the period 1995-1999.

             LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1995, the Company had $27.2 million of cash and temporary cash investments, an increase of $15.8 million from the balance at December 31, 1994. The components of this increase, which are detailed in the Consolidated
Statement of Cash Flows, are summarized as follows:

                                                       (Millions)
                                                        ---------
   Balance, December 31, 1994                              $11.4
                                                           -----

   Net cash provided by operating activities                27.0

   Net cash provided by (used in) financing activities:
   -  Financing activities, excluding dividend payments     11.2
   -  Dividend payments                                    (10.5)

   Cash invested in plant, including nuclear fuel          (11.9)
                                                           -----

      Net increase                                          15.8

   Balance,  March 31, 1995                                $27.2
                                                           =====

   The Company's capital requirements are presently projected as follows:

                                1995     1996      1997      1998      1999
                                ----     ----      ----      ----      ----
                                                  (000's)
Capital Expenditure Program  $ 75,840  $76,176  $ 51,816  $ 60,768  $ 92,880
Long-term Debt Maturities      97,000     -       50,000   100,000   100,000
Mandatory Redemptions/
  Repayments                   66,133   12,770    15,171    15,562    15,988
Optional Redemptions (1)       27,775     -         -         -         -
                              -------   ------   -------   -------   -------

Total Capital Requirements   $266,748  $88,946  $116,987  $176,330  $208,868
                              =======   ======   =======   =======   =======

(1)  Including redemption premiums

   The Company presently estimates that its cash on hand and temporary cash investments at the beginning of 1995, totaling $11.4 million, and its projected net cash provided by operations, less dividends, of $105.3 million, will be sufficient to fund the Company's entire capital expenditure program of $75.8 million and $40.9 million of the $190.9 million necessary to satisfy the 1995 requirements for long-term debt maturities and mandatory and optional redemptions and repayments. The Company presently estimates that its projected net cash provided by operations, less dividends, of $97.7 million, will be sufficient to fund the Company's entire capital expenditure program of $76.2 million and all of the Company's 1996 requirements for mandatory redemptions and repayments of $12.8 million. The Company presently estimates that its projected net cash provided by operations, less dividends, of $282.0 million, will be sufficient to fund the Company's entire capital expenditure program of $205.5 million and $76.5 million of the $296.7 million necessary to satisfy the 1997 through 1999 requirements for long-term debt maturities and mandatory long-term debt redemptions and repayments.

   All of the Company's capital requirements that exceed available cash will have to be provided by external financing. Although the Company has no source of funds and no commitment to provide such financing from any source of funds, other than proceeds from the financing described in the following paragraph and a $225 million revolving credit agreement with a group of banks, described below, the Company expects to be able to satisfy its external financing needs by issuing common stock, preferred stock and additional short-term and long-term debt, although the continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and the level of the Company's income and cash flow.

   On April 3, 1995, United Capital Funding Partnership L.P. ("United Capital"), a special purpose limited partnership in which the Company owns all of the general partner interests, issued $50 million of its monthly income 9 5/8% Preferred Capital Securities, Series A, ("Preferred Capital Securities") representing limited partnership interests in United Capital. The Preferred Capital Securities are guaranteed by the Company. United Capital loaned the proceeds of the issuance and sale of the Preferred Capital Securities to the Company in return for the Company's 9 5/8% Junior Subordinated Deferrable Interest Debentures,
Series A, Due 2025. The net proceeds to the Company, approximately $48.4 million, have been used to call for redemption $27.5 million of the Company's outstanding 7.60% Preferred Stock and to reduce its short-term borrowings under the revolving credit facility described in the following paragraph.

   The Company has a revolving credit agreement with a group of banks, which currently extends to December 14, 1995. The borrowing limit of this facility is $225 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option.
If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of March 31, 1995, the Company had $195 million in short-term borrowings outstanding under this facility.

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

   The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity acquires and stores natural gas, coal and fuel oil for sale to the Company, and the Company purchases these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to May 1996. At March 31, 1995, approximately $16.6 million of fossil fuel purchases were being financed under this agreement.

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

   Four wholly-owned subsidiaries of URI have been incorporated. Souwestcon Properties, Inc. (SPI) participated as a 25% partner in the ownership of a medical hotel building in New Haven, which has recently been sold. SPI no longer owns any property and is currently inactive. A second wholly-owned subsidiary of URI is Thermal Energies, Inc., which is participating in the development of district heating and cooling facilities in the downtown New Haven area, including the energy center for an office tower and participation as a 37% partner in the energy center for a city hall and office tower complex. A third URI subsidiary, Precision Power, Inc., provides power-related equipment and services to the owners of commercial buildings and industrial facilities. A fourth URI subsidiary, American Payment Systems, Inc., manages agents and equipment for electronic data processing of bill payments made by customers of utilities, including UI, at neighborhood businesses. In addition to these subsidiaries, URI also has an approximately 94% ownership interest in Ventana Corporation, which offers energy conservation engineering and project management services to governmental and private institutions.

   The Board of Directors of the Company has authorized the investment of a maximum of $18.0 million, in the aggregate, of the Company's assets in all of URI's ventures, UEI and RCI, and, at March 31, 1995, $17.0 million had been so invested.

                   RESULTS OF OPERATIONS

FIRST QUARTER 1995 VS. FIRST QUARTER 1994
- -----------------------------------------

   Earnings for the first quarter of 1995 were $8.7 million, or $.62 per share, down $2.1 million, or $.15 per share, from the first quarter of 1994. Earnings from operations, which exclude one-time items, decreased $3.4 million, or $.24 per share absent a one-time charge of $.09 per share taken in the first quarter of 1994 for an accounting change to implement Statement of Financial Accounting Standards
(SFAS) No. 112.

   Retail operating revenues were down about $2.9 million in the first quarter of 1995 from the first quarter of 1994:

 . A retail kilowatt-hour sales decrease of 4.5% from the prior year reduced retail revenues by $7.1 million and sales margin (revenues less fuel expense and revenue based taxes) by $5.3 million. On average, each month of the first quarter of 1995 was warmer than the corresponding 1994 month (January was 12 degrees warmer). The Company's weather adjustment model indicated that the warmer weather caused a 3.1% sales decrease, reducing revenues by $4.8 million and sales margin by $3.7 million. (The portion of this decline attributed solely to warmer than "normal" weather for the first quarter of 1995 was $2.3 million in revenue and $1.7 million in sales margin.) The remaining 1.4% sales decrease was the first year-over-year decrease in quarterly "real" sales (i.e. not attributable to abnormal weather) in a year and a half. It reduced revenues by $2.2 million and sales margin by $1.6 million.

 . Other retail revenues increased $3.3 million from the absence of the 1994 non-cash amortization of deferred sales adjustment revenues ($13.1 million was amortized, evenly, and collected in rates in 1994), and $1.5 million from an approximate 1% ($6 million annual) rate increase for recovery, through the Conservation Adjustment Mechanism, of previously recorded and projected conservation program costs. Other retail revenues also decreased a net $0.6 million from "pass through" charges for certain expense changes, mostly fuel.

   Wholesale capacity revenues decreased by $0.2 million in the first quarter of 1995 from the first quarter of 1994. Wholesale energy revenues are a direct offset to fuel expense and do not contribute to margin. These energy revenues, as well as the associated fuel expense, increased as a result of higher interchange sales to other New England utilities.

   Operating expense for operations, maintenance and purchased capacity charges in the first quarter of 1995 decreased by $1.0 million, or 1.7%, from the first quarter of 1994. Purchased capacity was $1.4 million higher due to nine weeks of scheduled refueling outage at the Connecticut
Yankee nuclear plant in 1995. Operation and maintenance expense decreased $2.3 million from: lower operating and repair costs at the Seabrook nuclear plant, which had experienced an unscheduled outage in the first quarter of 1994, lower operating and maintenance costs at the Company's fossil fuel generating plants, and savings in employment costs from the Company's 1993 reorganization and early retirement program, which was phased-in over 1994.

   Other amortization increased by $3.1 million (after-tax) in the first quarter of 1995 from the first quarter of 1994, due to commencement of the amortization of Seabrook phase-in costs (deferred return that was recorded and accumulated during the period January 1, 1990 to December 31, 1993).
The annual amortization amount is $12.6 million after-tax (equivalent, approximately, to a $23 million revenue requirement) per year for five years beginning in 1995.

   Interest charges continued to decline during the first quarter of 1995 from the first quarter of 1994 as a result of the Company's debt refinancing program and strong cash flows.

   Earnings increased $1.3 million (after-tax) or $.09 per share from the absence of a one-time accounting charge taken in the first quarter of 1994 to reflect the accrual of postemployment benefits under SFAS No. 112.


                         OUTLOOK

   The Company expects 1995 quarterly earnings to follow a similar pattern to that of 1994, with significantly higher earnings in the third quarter when compared to other quarters. Summer seasonal retail sales and summer pricing are the predominant factors contributing to this pattern.
Additionally, for 1995, all fossil generating unit overhaul and nuclear unit refueling outage activity is currently scheduled in the non-summer quarters.

   Revenues for all of 1995 will increase by $13.1 million compared to 1994 due to the completion of the non-cash amortization of deferred sales adjustment revenues ($13.1 million amortized and collected in rates in 1994). Revenues for all of 1995 will also increase as a result of an approximate 1% ($6 million) rate increase for recovery, through the Conservation Adjustment Mechanism, of previously recorded and projected conservation costs.

   The Company's financial condition will continue to be dependent on the level of retail and wholesale sales. The two primary factors that affect sales volume are economic conditions and weather. Retail kilowatt-hour sales declined by 4.5% in the first quarter of 1995 compared to the first quarter of 1994; 1.7% because 1994 was unusually cold, 1.5% because 1995 was unusually warm, and 1.4% from "real" (i.e. not attributable to abnormal weather) sales decline. The 1.4% "real" decrease in kilowatt-hour sales was the first such year-over-year decline in six quarters; however, it is not clear, at this stage, whether this is a reflection of a change in economic conditions, extraordinary conservation activity, or simply insensitivity in the Company's weather adjustment model. A return to "normal" weather over the remaining nine months of 1995 compared to the last nine months of 1994 would further reduce revenues and margin by $2.6 million and $2.1 million, respectively. A real 1% kilowatt-hour sales growth over the remaining nine months of 1995 would increase revenues by $4.8 million and sales margin by $3.7 million.

   The Company had also expected that higher generating output from the nuclear units (earlier this year, there was no planned outage for Seabrook in 1995) and lower nuclear fuel prices would add $3-$4 million to sales margin from lower fuel expense, if normal operating assumptions were met. However, the excellent availability of the Seabrook nuclear unit since its 1994 refueling outage has caused its next planned refueling outage to be moved from early 1996 into the fourth quarter of 1995, which will have the effect of reducing 1995 earnings and increasing 1996 earnings. Depending on how well the unit operates up to its outage date, the previously estimated $3-$4 million fuel expense savings could be reduced by as much as $2.5 million, or $.10 per share. This amount is being accrued during the year as the unit's fuel is being used. The maintenance expense impact of the planned refueling outage, currently estimated to be about $3.5 million, or $.15 per share, will occur in the fourth quarter. Overall, relative to previously estimated amounts, the Seabrook unit performance and outage is expected to negatively impact earnings in 1995 by about $.15-$.20 per share, but is expected to have an offsetting positive earnings impact in 1996.

   The Company's prospects for the $23-$25 million growth in sales margin (see the "Outlook" section of the Company's 1994 Form 10-K) are diminished by first quarter events.
With no other assumption changes, the sales margin results of the first quarter, and the impact of moving the Seabrook refueling outage to 1995, have reduced that expectation to $16-$18 million. If no "real" kilowatt-hour sales growth materializes, sales margin growth will be $12-$14 million. These increases are being offset by the amortization of Seabrook phase-in costs at $12.6 million after-tax, (equivalent, approximately, to a $23 million revenue requirement) per year for five years beginning in 1995.

   Another major factor affecting the Company's financial condition will be the Company's ability to control expenses. Operation and maintenance expense was previously expected to decline by several million dollars in 1995 compared to 1994, due primarily to lower maintenance costs at generating units, the full impact of the Company's 1993 reorganization and early retirement program, and other cost reduction efforts. The maintenance expense associated with the advanced Seabrook refueling outage will offset most of those decreases.

   Anticipated depreciation and property taxes should increase expenses by $3-$4 million in 1995 from 1994 levels.

   The Company expects continued reductions in interest expense from the 1994 level of $84 million, to about $79-$80 million at April 1995 interest rate levels. This 1995 interest expense level would be 30% below the 1989 level and would mark the sixth consecutive year of interest expense decline.

              PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

  (a)     Exhibits.

  Exhibit
  Table Item  Exhibit
   Number     Number                     Description
  ----------  -------                    -----------
   (4)         4(a)*      Form of Amended and Restated Agreement of
                          Limited Partnership of United Capital Funding
                          Partnership L.P.

   (4)         4(b)       Action of The United Illuminating Company, as
                          General Partner of United Capital Funding
                          Partnership L.P., relating to the 9 5/8%
                          Preferred Capital Securities, Series A, of
                          United Capital Funding Partnership L.P.

   (4)         4(c)**     Form of Indenture, dated as of April 1, 1995,
                          from The United Illuminating Company to The
                          Bank of New York, as Trustee.

   (4)         4(d)       First Supplemental Indenture, dated as of April
                          1, 1995, between The United Illuminating Company
                          and The Bank of New York, Trustee, supplementing
                          Exhibit 4(c).

   (4)         4(e)***    Form of Payment and Guarantee Agreement of The
                          United Illuminating Company, dated as of April
                          1, 1995.

  (10)        10          Amendment to The United Illuminating Company
                          1990 Stock Option Plan, adopted August 22, 1994.

  (12), (99)  12          Statement Showing Computation of Ratios of
                          Earnings to Fixed Charges and Ratios of
                          Earnings to Combined Fixed Charges and
                          Preferred Stock Dividend Requirements
                          (Twelve Months Ended March 31, 1995 and Twelve
                          Months Ended December 31, 1994,1993, 1992,
                          1991 and 1990).

  (27)        27          Financial Data Schedule

    * Annexed as Exhibit No. 4(c) to Amendment No. 1 to Registration
      Statement No. 33-55461, effective October 31, 1994, and incorporated herein by reference.
   ** Annexed as Exhibit No. 4(e) to Amendment No. 1 to Registration
      Statement No. 33-55461, effective October 31, 1994, and incorporated herein by reference.
  *** Annexed as Exhibit No. 4(j) to Registration Statement No. 33-55461, effective October 31, 1994, and incorporated herein by reference.

  (b) Reports on Form 8-K.

      None

                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                THE UNITED ILLUMINATING COMPANY




Date      05/11/95               Signature  /s/ Robert L. Fiscus
    ------------------                    ---------------------------
                                              Robert L. Fiscus
                                               President and
                                            Chief Financial Officer

                          EXHIBIT INDEX

(a)  Exhibits

  Exhibit
  Table Item   Exhibit
   Number       Number              Description                      Page No.
  ----------   -------              -----------                      --------

   (4)         4(a)*     Form of Amended and Restated Agreement of
                         Limited Partnership of United Capital
                         Funding Partnership L.P.

   (4)         4(b)      Action of The United Illuminating
                         Company, as General Partner of United
                         Capital Funding Partnership L.P.,
                         relating to the 9 5/8% Preferred Capital
                         Securities, Series A, of United Capital
                         Funding Partnership L.P.

   (4)         4(c)**    Form of Indenture, dated as of April 1,
                         1995, from The United Illuminating
                         Company to The Bank of New York, as
                         Trustee.

   (4)         4(d)      First Supplemental Indenture, dated as of
                         April 1, 1995, between The United
                         Illuminating Company and The Bank of New
                         York, Trustee, supplementing Exhibit
                         4(c).

   (4)         4(e)***   Form of Payment and Guarantee Agreement
                         of The United Illuminating Company, dated
                         as of April 1, 1995.

  (10)        10         Amendment to The United Illuminating
                         Company 1990 Stock Option Plan, adopted
                         August 22, 1994.

  (12), (99)  12         Statement Showing Computation of Ratios
                         of Earnings to Fixed Charges and Ratios
                         of Earnings to Combined Fixed Charges and
                         Preferred Stock Dividend Requirements
                         (Twelve Months Ended March 31, 1995 and
                         Twelve Months Ended December 31, 1994,
                         1993, 1992, 1991 and 1990).

  (27)        27         Financial Data Schedule

    * Annexed as Exhibit No. 4(c) to Amendment No. 1 to
      Registration Statement No. 33-55461, effective
      October 31, 1994, and incorporated herein by reference.
   ** Annexed as Exhibit No. 4(e) to Amendment No. 1 to
      Registration Statement No. 33-55461, effective
      October 31, 1994, and incorporated herein by reference.
  *** Annexed as Exhibit No. 4(j) to Registration
      Statement No. 33-55461, effective October 31, 1994, and incorporated herein by reference.