Form 10-Q
period 1995-06-30
UNITED ILLUMINATING CO
filed 1995-08-10
CIK 101265

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDING JUNE 30, 1995

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
     The number of shares outstanding of the issuer's only class of common stock, as of July 31, 1995, was 14,086,691.

                                      INDEX

                         Part I.  FINANCIAL INFORMATION
                                                                          Page
                                                                         Number
                                                                         ------
Item 1. Financial Statements.                                              3

        Consolidated Statement of Income for the three
          and six months ended June 30, 1995 and 1994.                     3
        Consolidated Balance Sheet as of June 30, 1995 and
          December 31, 1994.                                               4
        Consolidated Statement of Cash Flows for the three months
          and six months ended June 30, 1995 and 1994.                     6

        Notes to Consolidated Financial Statements.                        7
           -   Statement of Accounting Policies                            7
           -   Capitalization                                              7
           -   Accounting for Phase-in Plan                                8
           -   Income Taxes                                               10
           -   Short-term Credit Arrangements                             11
           -   Supplementary Information                                  12
           -   Fuel Financing Obligations and Other Lease Obligations     13
           -   Commitments and Contingencies                              13
               - Capital Expenditure Program                              13
               - Nuclear Insurance Contingencies                          13
               - Other Commitments and Contingencies                      14
                 - Hydro-Quebec                                           14
                 - Site Remediation Costs                                 14
                 - Property Taxes                                         14
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning    14

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                             16

          - Major Influences on Financial Condition                       16
          - Capital Expenditure Program                                   17
          - Liquidity and Capital Resources                               18
          - Results of Operations                                         20
          - Outlook                                                       23

                          Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.             25

Item 6.  Exhibits and Reports on Form 8-K.                                26

         SIGNATURES                                                       27

                               PART I:  FINANCIAL INFORMATION
                               ITEM I:  FINANCIAL STATEMENTS
                              THE UNITED ILLUMINATING COMPANY
                              CONSOLIDATED STATEMENT OF INCOME
                            (Thousands except per share amounts)
                                         (Unaudited)
                                                          Three Months Ended       Six Months Ended
                                                                June 30,                  June 30,
                                                           1995        1994          1995        1994
                                                           ----        ----          ----        ----
OPERATING REVENUES (NOTE G)                             $163,429    $153,433      $328,827    $321,012
                                                        ---------   ---------     ---------   ---------
OPERATING EXPENSES
Operation
  Fuel and energy                                         34,510      29,148        71,408      67,423
  Capacity purchased                                      11,443      11,144        24,386      22,720
  Other                                                   35,674      38,169        70,444      74,521
Maintenance                                               10,553      12,362        17,358      19,905
Depreciation                                              15,359      14,519        30,712      28,992
Amortization of cancelled nuclear project
  and deferred return                                      3,439         293         6,879         586
Income taxes (Note E)                                     11,409       6,608        23,483      17,706
Other taxes (Note G)                                      14,507      14,558        29,487      29,901
                                                        ---------   ---------     ---------   ---------
      Total                                              136,894     126,801       274,157     261,754
                                                        ---------   ---------     ---------   ---------
OPERATING INCOME                                          26,535      26,632        54,670      59,258
                                                        ---------   ---------     ---------   ---------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction       -            293          -            587
  Other-net (Note G)                                        (946)       (920)       (1,238)       (719)
  Non-operating income taxes                               1,750         675         2,741       1,320
                                                        ---------   ---------     ---------   ---------
       Total                                                 804          48         1,503       1,188
                                                        ---------   ---------     ---------   ---------
INCOME BEFORE INTEREST CHARGES                            27,339      26,680        56,173      60,446
                                                        ---------   ---------     ---------   ---------
INTEREST CHARGES
  Interest on long-term debt                              14,931      18,583        30,534      37,458
  Other interest (Note G)                                  3,045         756         6,186       1,388
  Allowance for borrowed funds used during construction     (689)       (695)       (1,277)     (1,357)
                                                        ---------   ---------     ---------   ---------
                                                          17,287      18,644        35,443      37,489
  Amortization of debt discount and redemption premiums    1,102       1,622         2,310       3,311
                                                        ---------   ---------     ---------   ---------
       Net Interest Charges                               18,389      20,266        37,753      40,800
                                                        ---------   ---------     ---------   ---------

MINORITY INTEREST IN PREFERRED SECURITIES                  1,176        -            1,176        -
                                                        ---------   ---------     ---------   ---------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE       7,774       6,414        17,244      19,646
                                                        ---------   ---------     ---------   ---------
 Cumulative effect for years prior to 1994 of accounting
  change for postemployment benefits
  (net of income taxes of $956)                             -           -             -         (1,294)
                                                        ---------   ---------     ---------   ---------
NET INCOME                                                 7,774       6,414        17,244      18,352
Discount on Preferred Stock Redemptions                   (1,992)       -           (1,992)       -
Dividends on Preferred Stock                                 334         749         1,067       1,829
                                                        ---------   ---------     ---------   ---------
INCOME APPLICABLE TO COMMON STOCK                         $9,432     $ 5,665       $18,169     $16,523
                                                        =========   =========     =========   =========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING               14,087      14,084        14,087      14,084

EARNINGS PER SHARE OF COMMON STOCK BEFORE
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    $0.67       $0.40         $1.29       $1.26
 Cumulative effect for years prior to 1994 of accounting
  change for postemployment benefits                        -           -             -          (0.09)
                                                        ---------   ---------     ---------   ---------
EARNINGS PER SHARE OF COMMON STOCK                         $0.67       $0.40         $1.29       $1.17
                                                        =========   =========     =========   =========

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK         $0.705       $0.69         $1.41       $1.38

                          The accompanying Notes to Consolidated Financial
                  Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                            CONSOLIDATED BALANCE SHEET

                                      ASSETS
                              (Thousands of Dollars)

                                                     June 30,    December 31,
                                                       1995         1994*
                                                       ----         ----
                                                    (Unaudited)
Utility Plant at Original Cost
 In service                                         $1,782,323   $1,761,627
 Less, accumulated provision for depreciation          520,246      493,482
                                                    -----------  -----------
                                                     1,262,077    1,268,145

Construction work in progress                           62,544       57,669
Nuclear fuel                                            25,015       31,443
                                                    -----------  -----------
  Net Utility Plant                                  1,349,636    1,357,257
                                                    -----------  -----------

Other Property and Investments                          23,674       21,824
                                                    -----------  -----------

Current Assets
 Cash and temporary cash investments                    49,015       11,432
 Accounts receivable
  Customers, less allowance for doubtful
   accounts of $5,200 and $4,900                        59,867       61,042
  Other                                                 28,179       26,981
 Accrued utility revenues                               29,737       23,139
 Fuel, materials and supplies, at average cost          23,334       22,318
 Prepayments                                             4,970       12,307
 Other                                                     165           90
                                                    -----------  -----------
  Total                                                195,267      157,309
                                                    -----------  -----------

Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
 Income taxes due principally to book-tax
  differences                                          395,911      403,132
 Deferred return - Seabrook Unit 1                      56,636       62,929
 Unamortized cancelled nuclear projects                 25,206       25,792
 Unamortized redemption costs                           23,906       26,269
 Uranium enrichment decommissioning cost                 1,572        1,540
 Deferred fossil fuel costs                                270          112
 Unamortized debt issuance expenses                      7,650        5,527
 Other                                                  11,872       13,300
                                                    -----------  -----------
   Total                                               523,023      538,601
                                                    -----------  -----------
                                                    $2,091,600   $2,074,991
                                                    ===========  ===========
*Derived from audited financial statements

             The accompanying Notes to Consolidated Financial
        Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                            CONSOLIDATED BALANCE SHEET

                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)
                                                      June 30,   December 31,
                                                        1995        1994*
                                                        ----        ----
                                                     (Unaudited)
Capitalization (Note B)
 Common stock equity
  Common stock                                       $284,133      $284,133
  Paid-in capital                                         738           738
  Capital stock expense                                (2,210)       (2,402)
  Retained earnings                                   143,675       145,559
                                                   -----------   -----------
                                                      426,336       428,028
 Preferred stock                                       11,039        44,700
 Minority interest in preferred securities             50,000          -
 Long-term debt                                       697,597       708,340
                                                   -----------   -----------
  Total                                             1,184,972     1,181,068
                                                   -----------   -----------

Noncurrent Liabilities
 Obligations under capital leases                      17,657        17,799
 Uranium enrichment decommissioning reserve             1,427         1,337
 Nuclear decommissioning obligation                     8,774         7,628
 Other                                                  2,685         2,517
                                                   -----------   -----------
   Total                                               30,543        29,281
                                                   -----------   -----------
Current Liabilities
 Current portion of long-term debt                     87,800       193,133
 Notes payable                                        175,850        67,000
 Accounts payable                                      46,643        42,846
 Dividends payable                                     10,068        10,467
 Taxes accrued                                         17,564        16,607
 Pensions accrued                                      32,033        30,177
 Interest accrued                                      28,461        20,926
 Obligations under capital leases                         280         1,169
 Other accrued liabilities                             31,970        30,069
                                                   -----------   -----------
  Total                                               430,669       412,394
                                                   -----------   -----------
Customers' Advances for Construction                    2,627         2,628
                                                   -----------   -----------

Regulatory Liabilities (future amounts owed
                       to customers through
                       the ratemaking process)
 Accumulated deferred investment tax credits           18,290        18,671
 Deferred gain on sale of utility plant                  -              276
 Other                                                  1,817         1,820
                                                   -----------   -----------
  Total                                                20,107        20,767
                                                   -----------   -----------
Deferred Income Taxes (future tax liabilities owed
                       to taxing authorities)         422,682       428,853

Commitments and Contingencies                            -             -
                                                   -----------   -----------
                                                   $2,091,600    $2,074,991
                                                   ===========   ===========
*Derived from audited financial statements

            The accompanying Notes to Consolidated Financial
         Statements are an integral part of the financial statements.

                      THE UNITED ILLUMINATING COMPANY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Thousands of Dollars)
                                 (Unaudited)
                                                        Three Months Ended             Six Months Ended
                                                              June 30,                     June 30,
                                                         1995          1994            1995          1994
                                                         ----          ----            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                             $7,774        $6,414        $17,244       $18,352
                                                      ---------      ---------      ---------     ---------
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                        16,830         16,498         33,721        32,984
   Deferred income taxes                                   982           (185)         1,051          (884)
   Deferred investment tax credits - net                  (191)          (191)          (381)         (381)
   Amortization of nuclear fuel                          3,390            803          7,447         5,176
   Cumulative effect for years prior to 1994 of
    accounting change for postemployment benefits-net     -              -              -            1,294
   Allowance for funds used during construction           (689)          (988)        (1,277)       (1,944)
   Amortization of deferred return                       3,146           -             6,293          -
   Sales adjustment revenue                               -             3,279           -            6,557
   Changes in:
       Accounts receivable - net                         2,503            (63)           (23)       (4,987)
       Fuel, materials and supplies                       (236)            81         (1,016)       (2,035)
       Prepayments                                      12,574          3,510          7,337        (8,917)
       Accounts payable                                  5,128          1,916          3,797       (10,549)
       Interest accrued                                  8,956         12,744          7,535        10,547
       Taxes accrued                                    (5,233)        (4,315)           957         4,787
       Other assets and liabilities                     (3,900)        (6,641)        (4,644)       (3,381)
                                                      ---------      ---------      ---------     ---------
 Total Adjustments                                      43,260         26,448         60,797        28,267
                                                      ---------      ---------      ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES               51,034         32,862         78,041        46,619
                                                      ---------      ---------      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock                                             -                76           -              109
 Preferred securities of subsidiary                     50,000           -            50,000          -
 Notes payable                                         (19,150)         5,500        108,850        48,000
 Securities retired and redeemed:
  Preferred stock                                      (33,661)       (15,000)       (33,661)      (15,000)
  Long-term debt                                          -              -          (116,133)      (60,333)
 (Premium)Discount on preferred stock redemption         1,992           (150)         1,992          (150)
 Expenses of issue                                      (1,831)          -            (1,831)         -
 Lease obligations                                        (367)          (582)        (1,031)       (1,148)
 Dividends
   Preferred stock                                        (929)        (1,079)        (1,676)       (2,159)
   Common stock                                         (9,931)        (9,719)       (19,651)      (19,084)
                                                      ---------      ---------      ---------     ---------
NET CASH USED IN FINANCING ACTIVITIES                  (13,877)       (20,954)       (13,141)      (49,765)
                                                      ---------      ---------      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Plant expenditures, including nuclear fuel            (15,392)       (15,599)       (27,317)      (27,667)
                                                      ---------      ---------      ---------     ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (15,392)       (15,599)       (27,317)      (27,667)
                                                      ---------      ---------      ---------     ---------
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                               21,765         (3,691)        37,583       (30,813)
BALANCE AT BEGINNING OF PERIOD                          27,250         21,049         11,432        48,171
                                                      ---------      ---------      ---------     ---------
BALANCE AT END OF PERIOD                               $49,015        $17,358        $49,015       $17,358
                                                      =========      =========      =========     =========
CASH PAID DURING THE PERIOD FOR:
 Interest (net of amount capitalized)                   $8,638         $6,343        $28,170       $27,311
                                                      =========      =========      =========     =========
 Income taxes                                          $11,350         $8,900        $14,650       $10,900
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

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

  The weighted average AFUDC rates applied in the first six months of 1995 and 1994 were 7.67% and 8.75%, respectively, on a before-tax basis.

CASH AND CASH EQUIVALENTS

  For cash flow purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

NUCLEAR DECOMMISSIONING TRUSTS

  External trust funds are maintained to fund the
estimated future decommissioning costs of the nuclear
generating units in which the Company has an ownership
interest.  These costs are accrued as a charge to
depreciation expense over the estimated service lives
of the units and are recovered in rates on a current
basis.  The Company paid $462,000 and $417,000 in the
second quarter of 1995 and 1994, respectively, into the
decommissioning trust funds for Seabrook Unit 1 and
Millstone Unit 3.    During the first six months of
1995 and 1994, the Company paid $924,000 and $834,000,
respectively, into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At June 30,
1995, the Company's shares of the trust fund balances, which included accumulated earnings on the funds, were $6.1 million and $2.7 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated
Balance Sheet.

(B)  CAPITALIZATION

  (a) COMMON STOCK

     The number of shares outstanding of the Company's common stock, no par value, at June 30, 1995 was 14,086,691.

           THE UNITED ILLUMINATING COMPANY

  In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. On June 5, 1991, the DPUC approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase
202,600 shares of stock at an exercise price of $30.75 per share, 1,400 shares of stock at an exercise price of $28.3125 per share, 1,800 shares of stock at an exercise price of $31.1875 per share, 4,000 shares of stock at an exercise price of $35.625 per share, 35,133 shares of stock at an exercise price of $39.5625 per share, 5,000 shares of stock at an exercise price of $42.375 per share and 18,600 shares of stock at an exercise price of $30 per share have been granted by the Board of Directors and remain outstanding at June 30, 1995.

  (b) RETAINED EARNINGS RESTRICTION

  The indenture under which the Company's Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $84.6 million were free from such limitations at June 30, 1995.

  (c) PREFERRED AND PREFERENCE STOCK

  On June 12, 1995, the Company repurchased and retired, at a discount, 61,611 shares of its $100 par value preferred stock, pursuant to a tender offer dated
May 10, 1995. On July 17, 1995, the Company repurchased and retired, at a discount, 5,000 shares of its $100 par value preferred stock. Shares tendered included 19,178 shares of the 4.35% Series A, 17,790 shares of the 4.72% Series B, 19,155 shares of the 4.64% Series C and 10,488 shares of the 5.625% Series
D.

  (d) PREFERRED CAPITAL SECURITIES

  On April 3, 1995, United Capital Funding Partnership
L.P. ("United Capital"), a special purpose limited partnership in which the Company owns all of the general partner interests, issued $50 million of its monthly income 9 5/8% Preferred Capital Securities,
Series A, ("Preferred Capital Securities") representing limited partnership interests in United Capital. The
Preferred Capital Securities are guaranteed by the Company. United Capital loaned the proceeds of the issuance and sale of the Preferred Capital Securities to the Company in return for the Company's 9 5/8%
Junior Subordinated Deferrable Interest Debentures,
Series A, Due 2025. The net proceeds to the Company, approximately $48.4 million, have been used to call for redemption $27.5 million of the Company's outstanding
7.60% Preferred Stock and to reduce its short-term borrowings under the revolving credit facility described in Note (F). The Company consolidates United
Capital for financial reporting purposes.

  (e) LONG-TERM DEBT

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

(D)  ACCOUNTING FOR PHASE-IN PLAN

  The Company phased into rate base its allowable investment in Seabrook Unit 1, amounting to $640 million, during the period January 1, 1990 to January 1, 1994. In conjunction with this phase-in plan, the Company was allowed to record a deferred return on the portion of allowable investment excluded from rate base during the

          THE UNITED ILLUMINATING COMPANY
phase-in period. The accumulated deferred return had been added to rate base each year beginning January 1, 1991 in the same proportion as the phase-in installment for that year has borne to the portion of the $640 million remaining to be phased-in. The Company began amortizing the accumulated deferred return over a five-year period commencing January 1, 1995.

                   THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(E) INCOME TAXES

                                                        Three Months Ended        Six Months Ended
                                                              June 30,                 June 30,
                                                        1995          1994        1995        1994
                                                        ----          ----        ----        ----
                                                              (000's)                  (000's)
Income tax expense consists of:

Income tax provisions:
  Current
          Federal                                        $6,573      $4,653      $14,877     $13,026
          State                                           2,295       1,656        5,195       4,625
                                                        --------    --------     --------    --------
            Total current                                 8,868       6,309       20,072      17,651
                                                        --------    --------     --------    --------
  Deferred
          Federal                                         1,648       1,044        2,612       1,115
          State                                            (666)     (1,229)      (1,561)     (2,955)
                                                        --------    --------     --------    --------
            Total deferred                                  982        (185)       1,051      (1,840)
                                                        --------    --------     --------    --------
Investment tax credits                                     (191)       (191)        (381)       (381)
                                                        --------    --------     --------    --------
   Total income tax expense                              $9,659      $5,933      $20,742     $15,430
                                                        ========    ========     ========    ========

Income tax components charged as follows:
 Operating expenses                                     $11,409      $6,608      $23,483     $17,706
 Other income and deductions - net                       (1,750)       (675)      (2,741)     (1,320)
 Cumulative effect of change in accounting
  for postemployment benefits                              -           -            -           (956)
                                                        --------    --------     --------    --------
   Total income tax expense                              $9,659      $5,933      $20,742     $15,430
                                                        ========    ========     ========    ========

The following table details the components
 of the deferred income taxes:
    Accelerated depreciation                             $2,274      $2,888       $4,548      $5,786
    Tax depreciation on unrecoverable plant investment    1,727       2,043        3,454       4,085
    Conservation and load management                         98         306          316         997
    Seabrook sale/leaseback transaction                  (2,678)     (2,682)      (5,356)     (5,364)
    Premiums on BEC bond redemption                        (175)       (397)        (405)       (825)
    Sales adjustment revenues                              -         (1,388)        -         (2,776)
    Pension benefits                                       (403)        566         (790)         18
    Postretirement benefits                                (289)       (273)        (608)       (689)
    Postemployment benefits                                -           -            -           (956)
    Other - net                                             428      (1,248)        (108)     (2,116)
                                                        --------    --------     --------    --------
Deferred income taxes - net                                $982       $(185)      $1,051     $(1,840)
                                                        ========    ========     ========    ========

      THE UNITED ILLUMINATING COMPANY

(F) SHORT-TERM CREDIT ARRANGEMENTS

  The Company has a revolving credit agreement with a group of banks, which currently extends to December 14, 1995. The borrowing limit of this facility is $225 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of June 30, 1995, the Company had $175.9 million in short-term borrowings outstanding under this facility.

  In May 1995 and June 1995, the Company entered into two separate, five-year, $50 million interest rate swap agreements with a major money center bank. This arrangement will effectively convert the interest rate on $100 million of the Company's floating rate bank borrowings to a fixed rate. Under the terms of the agreements, the Company will pay interest to the bank at fixed annual rates of 6.40% and 5.92%, respectively, and the bank will pay the Company at a floating rate equal to the three-month London Interbank Borrowing
Rate (LIBOR).

                   THE UNITED ILLUMINATING COMPANY

(G)  SUPPLEMENTARY INFORMATION

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                       1995       1994        1995      1994
                                       ----       ----        ----      ----
                                            (000's)               (000's)
Operating Revenues
------------------
 Retail                              $149,234  $146,333     $299,654  $299,608
 Wholesale - capacity                   1,587     1,807        3,256     3,642
           - energy                    11,797     4,576       24,368    16,354
 Other                                    811       717        1,549     1,408
                                     --------  --------     --------  --------
   Total Operating Revenues          $163,429  $153,433     $328,827  $321,012
                                     ========  ========     ========  ========
Other Income and (Deductions) - net
-----------------------------------
 Interest and dividend income            $389      $312         $719      $763
 Earnings of subsidiaries and
  Connecticut Yankee                     (817)     (366)      (1,276)     (661)
 Miscellaneous other income
  and (deductions) - net                 (518)     (866)        (681)     (821)
                                     --------  --------     --------  --------
   Total Other Income
      and (Deductions) - net            $(946)    $(920)     $(1,238)    $(719)
                                     ========  ========     ========  ========
Other Taxes
-----------
  Charged to:
   Operating:
     State gross earnings              $6,392    $6,520      $12,833   $13,290
     Local real estate
      and personal property             6,718     6,620       13,430    13,302
   Payroll taxes                        1,396     1,417        3,222     3,306
   Other                                    1         1            2         3
                                     --------  --------     --------  --------
                                       14,507    14,558       29,487    29,901
   Nonoperating & other accounts          126       229          292       452
                                     --------  --------     --------  --------
   Total Other Taxes                  $14,633   $14,787      $29,779   $30,353
                                     ========  ========     ========  ========
Other Interest Charges
----------------------
Notes Payable                          $2,672      $534       $5,478      $899
Other                                     373       222          708       489
                                     --------  --------     --------  --------
   Total Other Interest Charges        $3,045      $756       $6,186    $1,388
                                     ========  ========     ========  ========

          THE UNITED ILLUMINATING COMPANY

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

  The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity acquires and stores natural gas, coal and fuel oil for sale to the Company, and the Company purchases these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liability, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to August 1996. At June 30, 1995, approximately $17.8 million of fossil fuel purchases were being financed under this agreement.

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

        THE UNITED ILLUMINATING COMPANY

OTHER COMMITMENTS AND CONTINGENCIES

                    HYDRO-QUEBEC

  The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase II of this facility, in which UI has a 5.45% participating share, has increased the capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts. A ten-year Firm Energy
Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New
England participants in the Phase II facility, became effective on July 1, 1991. The Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. Currently, the Company's guarantee liability for this debt amounts to approximately $8.9 million.

                SITE REMEDIATION COSTS

  The Company has estimated that the cost of demolition and environmental remediation of its decommissioned
Steel Point Station power plant and property in Bridgeport will be approximately $11.3 million, and that the value of the property following remediation will not exceed $6.0 million. In its December 16, 1992 decision on UI's application for retail rate increases, the DPUC provided for additional revenues to be recovered from customers in the amount of $4.3 million of the difference during the period 1993-1996, subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

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

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

  New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning
Financing Committee (NDFC) has established $414 million
(in 1995 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be about $72 million. This estimate premises the prompt removal and dismantling of the Unit at the end of its estimated 36-year energy producing life. Monthly

      THE UNITED ILLUMINATING COMPANY
decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the six months of 1995 was $696,000. UI's share of the fund at June 30, 1995 was approximately $6.1 million.

  Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. Current decommissioning cost estimates for Millstone Unit 3 and the Connecticut
Yankee Unit are $448 million (in 1995 dollars) and $357 million (in 1995 dollars), respectively, of which the Company's share would be about $17 million and $34 million, respectively. These estimates premise the prompt removal and dismantling of each unit at the end of its estimated 40-year energy producing life.
Monthly decommissioning payments, based on these cost estimates, are being made to decommissioning trust funds managed by Northeast Utilities. UI's share of the Millstone Unit 3 decommissioning payments made during the first six months of 1995 was $228,000. UI's share of the fund at June 30, 1995 was approximately
$2.7 million. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $330,000 were funded by UI during the first six months of 1995, and UI's share of the fund at June 30, 1995 was $15.7 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         MAJOR INFLUENCES ON FINANCIAL CONDITION

  The Company's financial condition will continue to be dependent on the level of retail and wholesale sales.
The two primary factors that affect sales volume are economic conditions and weather. A 1% increase in retail sales would increase revenues by $6.0 million
(and would increase sales margin, which is revenues less fuel expense and revenue-based taxes, by about
$5.0 million).

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

  The electric utility industry is being subjected to increasing competition. Currently, the Company's retail electric service rates are subject to regulation and are based on the Company's costs. Therefore, the Company, and all regulated utilities, are subject to certain accounting standards (Statement of Financial
Accounting Standards No. 71 (SFAS No. 71), "Accounting for the Effects of Certain Types of Regulation") that are not applicable to other businesses in general.
These accounting rules allow all regulated utilities, where appropriate, to defer the income statement impact of certain costs that are expected to be recovered in future regulated service rates and to establish regulatory assets on balance sheets for such costs.
The effects of competition could cause the operations of the Company, or a portion thereof, to no longer meet the criteria for application of these accounting rules.
While the Company expects to continue to meet these criteria in the near future, if the Company were to cease meeting these criteria, accounting standards for business in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which the criteria are no longer met. If this change in accounting were to occur, it would have a material adverse effect on the Company's earnings and retained earnings in that year and may have a material adverse effect on the Company's ongoing financial condition, as well.

  The Financial Accounting Standards Board recently issued SFAS No. 121, "Accounting for the Impairment of
Long-Lived Assets to Be Disposed Of." This standard, which is effective for the 1996 calendar year, requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. This standard also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining allowable costs. A review of the recoverability of an asset is required whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. At this time, the Company does not have any assets that are impaired based on this standard.

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

         LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1995, the Company had $49.0 million of cash and temporary cash investments, an increase of $37.6 million from the balance at December 31, 1994.
The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                         (Millions)
                                                         ----------
   Balance, December 31, 1994                                $11.4

   Net cash provided by operating activities                  78.0

   Net cash provided by (used in) financing activities:
   -  Financing activities, excluding dividend payments        8.2
   -  Dividend payments                                      (21.3)

   Cash invested in plant, including nuclear fuel            (27.3)
                                                             ------

      Net increase                                            37.6
                                                             ------

   Balance,  June 30, 1995                                   $49.0
                                                             ======

  The Company's capital requirements are presently projected as follows:

                                1995     1996      1997      1998      1999
                                ----     ----      ----      ----      ----
                                                 (000's)
Capital Expenditure Program  $ 75,840  $76,176  $ 51,816  $ 60,768  $ 92,880
Long-term Debt Maturities      97,000     -       50,000   100,000   100,000
Mandatory Redemptions/
   Repayments                  66,133   12,770    15,171    15,562    15,988
Optional Redemptions (1)       31,979     -         -         -         -
                              -------   ------   -------   -------   -------

Total Capital Requirements   $270,952  $88,946  $116,987  $176,330  $208,868
                              =======   ======   =======   =======   =======

(1)  Including redemption premiums

  For the year 1995, the Company presently estimates that its cash on hand and temporary cash investments at the beginning of 1995, totaling $11.4 million, its projected net cash provided by operations, less dividends, of $105.3 million, and the $48.4 million net proceeds from the sale of 9 5/8% Preferred Capital
Securities, Series A, on April 3, 1995, will be sufficient to fund the Company's entire capital expenditure program of $75.8 million and $89.3 million of the $195.1 million necessary to satisfy the 1995 requirements for long-term debt maturities and mandatory and optional redemptions and repayments. For the year 1996, the Company presently estimates that its projected net cash provided by operations, less dividends, of $97.7 million, will be sufficient to fund the Company's entire capital expenditure program of $76.2 million and all of the Company's 1996 requirements for mandatory redemptions and repayments of $12.8 million. For the years 1997-1999, the Company presently estimates that its projected net cash provided by operations, less dividends, of $282.0 million, will be sufficient to fund the Company's entire capital expenditure program of $205.5 million and $76.5 million of the $296.7 million necessary to satisfy the 1997 through 1999 requirements for long-term debt maturities and mandatory long-term debt redemptions and repayments.

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

  The Company has a revolving credit agreement with a group of banks, which currently extends to December 14, 1995. The borrowing limit of this facility is $225 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of June 30, 1995, the Company had $175.9 million in short-term borrowings outstanding under this facility.

  In order to limit the Company's exposure to increases in short-term interest rates, the Company entered into interest rate cap agreements, with several banks, on $100 million of its short-term debt. The agreements provide that if the London Interbank Offering Rate
(LIBOR), for one-month borrowings, exceeds 8.50% on the 17th of any month during the period beginning
February 17, 1995 and ending January 17, 1997, the banks will pay to the Company the difference between that LIBOR and 8.50%, multiplied by $100 million, for the subsequent one-month period.

  In May 1995 and June 1995, the Company entered into two separate, five-year, $50 million interest rate swap agreements with a major money center bank. This arrangement will effectively convert the interest rate on $100 million of the Company's floating rate bank borrowings to a fixed rate. Under the terms of the agreements, the Company will pay interest to the bank at fixed annual rates of 6.40% and 5.92%, respectively, and the bank will pay the Company at a floating rate equal to the three-month LIBOR.

  On June 12, 1995, the Company repurchased and retired, at a discount, 61,611 shares of its $100 par value preferred stock, pursuant to a tender offer dated
May 10, 1995. On July 17, 1995, the Company repurchased and retired, at a discount, 5,000 shares of its $100 par value preferred stock. Shares tendered included 19,178 shares of the 4.35% Series A, 17,790 shares of the 4.72% Series B, 19,155 shares of the 4.64% Series C and 10,488 shares of the 5.625% Series D.

  The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity acquires and stores natural gas, coal and fuel oil for sale to the Company, and the Company purchases these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to August 1996. At
June 30, 1995, approximately $17.8 million of fossil fuel purchases were being financed under this agreement.

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

  Four wholly-owned subsidiaries of URI have been incorporated. Souwestcon Properties, Inc. (SPI) participated as a 25% partner in the ownership of a medical hotel building in New Haven, which has recently been sold. SPI no longer owns any property and is currently inactive. A second wholly-owned subsidiary of URI is Thermal Energies, Inc., which is participating in the development of district heating and cooling facilities in the downtown New Haven area, including the energy center for an office tower and participation as a 37% partner in the energy center for a city hall and office tower complex. A third URI subsidiary, Precision Power, Inc., provides power-related equipment and services to the owners of commercial buildings and industrial facilities. A fourth URI subsidiary, American Payment Systems, Inc., manages agents and equipment for electronic data processing of bill payments made by customers of utilities, including UI, at neighborhood businesses.
In addition to these subsidiaries, URI also has an approximately 89% ownership interest in Ventana
Corporation, an inactive subsidiary that formerly offered energy conservation engineering and project management services to governmental and private institutions.

  The Board of Directors of the Company has authorized the investment of a maximum of $18.0 million, in the aggregate, of the Company's assets in all of URI's ventures, UEI and RCI, and, at June 30, 1995, $18.0 million had been so invested.

              RESULTS OF OPERATIONS

SECOND QUARTER OF 1995 VS. SECOND QUARTER OF 1994
-------------------------------------------------

  Earnings for the second quarter of 1995 were $9.4
million, or $.67 per share, up $3.8 million, or $.27 per share, from the second quarter of 1994. Earnings from operations, which exclude one-time items, increased $1.8 million, or $.13 per share, absent a one-time gain of $2.0 million (after-tax), or $.14 per share, on the repurchase of preferred stock at a discount to par value.

  Retail operating revenues were up about $2.9 million in the second quarter of 1995 from the second quarter of 1994:

 . A retail kilowatt-hour sales decrease of 1.1% from the prior year reduced retail revenues by $1.5 million. The Company believes that sales declined by more than the 1.1% due to abnormally hot weather experienced in the second quarter of 1994.
   Therefore, the Company believes that there was a "real" (i.e. not attributable to abnormal weather) sales increase for the second quarter of about
   0.5%. This belief is supported by a sales increase of about 1% in April 1995 compared to April 1994, a month not noted for having weather affected sales.

 . Other retail revenues increased by $3.3 million due to the absence of the 1994 non-cash amortization of deferred sales adjustment revenues ($13.1 million was amortized, evenly, and collected in rates in
   1994), by $1.5 million from the recovery, through the Conservation Adjustment Mechanism, of previously recorded and projected conservation program costs mandated by the Department of Public Utility Control, and by $0.4 million from pass-through charges for certain expense changes. These increases were partly offset by a decrease of $0.8 million reflecting other pricing credits.

  Wholesale "capacity" revenues decreased slightly in the second quarter of 1995 compared to the second quarter of 1994. Wholesale "energy" revenues are a direct offset to wholesale fuel expense. These energy revenues, as well as the associated fuel expense, increased during the second quarter of 1995, compared to the second quarter of 1994, as a result of higher demand by other New England utilities.

  Retail fuel and energy expenses decreased by $1.9 million in the second quarter of 1995 compared to the second quarter of 1994. A decrease of $2.6 million was due to improved nuclear unit output: the Seabrook nuclear power plant had a refueling outage in the second quarter of 1994, while the Millstone 3 nuclear power plant (a much smaller source of generation for the Company) had a refueling outage in the second quarter of 1995. A decrease of $0.3 million was due to lower retail kilowatt-hour sales. Other fuel and energy expense increased by $1.0 million, including
$0.7 million of pass-through charges.

  Operating expenses for operations, maintenance and purchased capacity charges (O,M&C) decreased by $4.0 million in the second quarter of 1995 compared to the second quarter of 1994:

 . Purchased capacity was $0.3 million higher, due to slightly higher cogeneration output.

 . Operation and maintenance decreased by $4.3 million. There was a $3.2 million reduction in nuclear power plant costs: lower Seabrook unit costs because of the refueling outage in the second quarter of 1994, partly offset by higher costs at Millstone Unit 3 reflecting the refueling outage in the second quarter of 1995. Employment costs decreased by $1.1 million, due primarily to the Company's 1993 reorganization and early retirement program, which was phased-in over 1994.

  Other amortization increased by $3.1 million (after-tax) in the second quarter of 1995 compared to the second quarter of 1994, due to commencement of the amortization of Seabrook phase-in costs (deferred return which was recorded and accumulated during the period January 1, 1990 to December 31, 1993). The annual amortization amount is $12.6 million after-tax
(equivalent, approximately, to a $23 million revenue requirement) per year for five years beginning in 1995.

  Other operating expenses increased in the second quarter of 1995 compared to the second quarter of 1994, from higher depreciation expense and income taxes.

  Interest charges decreased by $1.9 million in the second quarter of 1995 compared to the second quarter of 1994 as a result of the Company's refinancing program and strong cash flows, which allow debt to be reduced. Also, preferred stock capitalization and total preferred dividends (net-of-tax) increased slightly in the second quarter of 1995 compared to the second quarter of 1994, as a result of the issuance of new preferred securities by a limited partnership in which the Company owns all of the general partnership interests (minority interest in preferred securities) and the redemption of higher cost preferred stock.

SIX MONTHS 1995 VS. SIX MONTHS 1994
-----------------------------------

  Earnings for the first six months of 1995 were $18.1
million, or $1.29 per share, up $1.6 million, or $.12 per share, from the first six months of 1994. Earnings from operations, which exclude one-time items, decreased
$1.6 million, or $.11 per share, absent a one-time gain of $2.0 million (after-tax), or $.14 per share, for the second quarter of 1995 repurchase of preferred stock at a discount to par value, and absent a $1.3 million (after-tax), or $.09 per share, charge for an accounting change taken in the first quarter of 1994 to reflect the accrual of post employment benefits under Statement of Financial Accounting
Standards (SFAS) No. 112.

  Retail operating revenues were unchanged for the first six months of 1995 compared to the first six months of 1994:

 . A retail kilowatt-hour sales decrease of 2.9% from the prior year reduced retail revenues by $8.5 million. The Company believes that the sales decrease due to mild weather in the first six months of 1995 compared to abnormally severe weather experienced in the first six months of 1994 was greater than 2.9%, and that there was a small but "real" (i.e. not attributable to abnormal weather) sales increase for the first six months of 1995 as compared to 1994. This belief is supported by a sales increase of about 1% in April 1995 compared to April 1994, a month not noted for having weather affected sales. (A "real" sales decrease was reported in the first quarter of 1995 compared to the first quarter of 1994.)

 . Other retail revenues increased by $6.6 million, due to the absence of the 1994 non-cash amortization of deferred sales adjustment revenues
   ($13.1 million was amortized, evenly, and collected in rates in 1994), by $3.0 million from the recovery, through the Conservation Adjustment
   Mechanism, of previously recorded and projected conservation program costs mandated by the Department of Public Utility Control, and by $0.2 million from pass-through charges for certain expense changes, primarily a reduction in the rate for revenue-based taxes. These increases were partly offset by a decrease of $0.8 million reflecting other pricing credits.

  Wholesale "capacity" revenues decreased by $0.4 million in the first six months of 1995 compared to the first six months of 1994. Wholesale "energy" revenues are a direct offset by wholesale fuel expense.

  Retail fuel and energy expenses decreased by $4.0 million in the first six months of 1995 compared to the first six months of 1994. A decrease of $4.2 million was due to improved nuclear power plant output: the Seabrook nuclear power plant had a refueling outage in the second quarter of 1994 while the Millstone 3 nuclear power plant (a much smaller source of generation for the Company) had a refueling outage in the second quarter of 1995. A decrease of $1.7 million was due to lower retail kilowatt-hour sales. Other fuel and energy expense increased by $1.9 million in the first six months of 1995 compared to the first six months of 1994, including $0.4 million of pass-through charges.

  Operating expenses for operations, maintenance and purchased capacity charges (O,M&C) decreased by $5.0 million in the first six months of 1995 compared to the first six months of 1994:

 . Purchased capacity was $1.7 million higher due to nine weeks of scheduled refueling outage at the Connecticut Yankee nuclear plant in the first quarter of 1995.

 .  Operation and maintenance decreased $6.6 million.
   There was a $4.2 million reduction in nuclear power plant costs: lower general expenses at the Seabrook unit in the first quarter, and lower Seabrook unit costs because of the refueling outage in the second quarter of 1994, partly offset by higher costs at Millstone Unit 3 reflecting the refueling outage in the second quarter of 1995. Employment costs decreased by $2.0 million, due primarily to the Company's 1993 reorganization and early retirement program that was phased-in over 1994.

  Other amortization increased by $6.3 million (after-tax) in the first six months of 1995 compared to the first six months of 1994, due to commencement of the amortization of Seabrook phase-in costs (deferred return which was recorded and accumulated during the period January 1, 1990 to December 31, 1993). The annual amortization amount is $12.6 million after-tax
(equivalent, approximately, to a $23 million revenue requirement) per year for five years beginning in 1995.

  Other operating expenses increased in the first six months of 1995 compared to the first six months of 1994, from higher depreciation expense and income taxes.

  Interest charges decreased by $3.1 in the first six months of 1995 compared to the first six months of 1994 as a result of the Company's refinancing program and strong cash flows, which allow debt to be reduced.
Also, preferred stock capitalization increased and total preferred dividends (net-of-tax) decreased slightly as a result of the issuance of new preferred securities by a limited partnership in which the Company owns all of the general partnership interests
(minority interest in preferred securities) and the redemption of higher cost preferred stock.

                     OUTLOOK

  The Company expects 1995 quarterly earnings to follow a similar pattern to that of 1994, with significantly higher earnings in the third quarter when compared to other quarters. Summer seasonal retail sales and summer pricing are the predominant factors contributing to this pattern. Additionally, for 1995, all fossil generating unit overhaul and nuclear unit refueling outage activity is currently scheduled to occur in the non-summer quarters.

  Revenues for all of 1995 will increase by $13.1 million compared to 1994 due to the completion of the non-cash amortization of deferred sales adjustment revenues ($13.1 million amortized and collected in rates in 1994). Revenues for all of 1995 will also increase as a result of approximately $6 million of charges for recovery, through the Conservation
Adjustment Mechanism, of previously recorded and projected conservation costs mandated by the Connecticut Department of Public Utility Control.

  The Company's financial condition will continue to be dependent on the level of retail and wholesale sales.
The two primary factors that affect sales volume are economic conditions and weather. Retail kilowatt-hour sales decreased 2.9% for the first six months of 1995 compared to the first six months of 1994. The Company believes that the sales decrease due to mild weather in the first six months of 1995 compared to abnormally severe weather experienced in the first six months of 1994 was greater than 2.9%, and that there was a small but "real" (i.e. not attributable to abnormal weather) sales increase for the first six months of 1995 compared to 1994. This belief is supported by a sales increase of about 1% in April 1995 compared to April
1994, a month not noted for having weather affected sales. (A "real" sales decrease was reported in the first quarter of 1995 compared to the first quarter of 1994.) A return to "normal" weather over the remaining six months of 1995 compared to the last six months of 1994 would have no overall impact on revenue. A real
1% kilowatt-hour sales growth over the remaining six months of 1995 would increase revenues by $4.8 million and sales margin (revenues less fuel expense and revenue-based taxes) by $3.7 million.

  The Company had also expected that higher generating output from the nuclear units (earlier this year, there was no planned outage for Seabrook in 1995) and lower nuclear fuel prices would add $3-$4 million to sales margin from lower fuel expense, if normal operating assumptions were met. However, the excellent availability of the Seabrook nuclear unit since its 1994 refueling outage has caused its next planned refueling outage to be moved from early 1996 into the fourth quarter of 1995, which will have the effect of reducing 1995 earnings and increasing 1996 earnings.
Depending on how well the unit operates up to its outage date, the previously estimated $3-$4 million fuel expense savings could be reduced by as much as $2.5 million, or $.10 per share. This latter amount is being accrued during the year as the unit's fuel is being used. The additional maintenance expense impact of moving the planned refueling outage to 1995, currently estimated to be about $3.5 million, or $.15 per share, will occur in the fourth quarter. Overall, relative to previously estimated amounts, the Seabrook unit performance and outage is expected to have a negative impact on earnings in 1995 of about $.15-$.20 per share, but is expected to have an offsetting positive earnings impact in 1996.

  The Company's prospects for a $23-$25 million growth in sales margin (see the "Outlook" section of the Company's 1994 Annual Report on Form 10-K) have been diminished by 1995 first half events. With no other assumption changes, the sales margin results of the first six months of 1995, and the impact of moving the Seabrook refueling outage to 1995, have reduced that expectation to $16-$18 million. If no kilowatt-hour sales growth for 1995 materializes, sales margin growth will be $12-$14 million. These sales margin increases are being offset by the expected amortization of Seabrook phase-in costs at $12.6 million after-tax
(equivalent, approximately, to a $23 million revenue requirement) per year for five years beginning in 1995.

  Another major factor affecting the Company's financial condition will be the Company's ability to control expenses. Operation and maintenance expense was previously expected to decline by several million dollars in 1995 compared to 1994, due primarily to lower maintenance costs at generating units, the full impact of the Company's 1993 reorganization and early retirement program, and other cost reduction efforts.
However, the maintenance expense associated with the advanced Seabrook refueling outage will likely offset most of those decreases.

  As part of a new three-year agreement between the Company and its union employees (the Bargaining Unit), and in conjunction with the Company's cost savings programs, a Bargaining Unit Voluntary Early Retirement
Program has been initiated and will result in a one-time charge against income to be taken in late 1995 or early 1996. Savings from the program should begin accruing in the second quarter of 1996. The overall agreement also resulted in the commitment, by the Company and the Bargaining Unit, to a partnership to improve efficiency, cost-effectiveness and the quality of customer service through the development of a flexible, multi-skilled, and highly trained workforce, and to support the involvement of Bargaining Unit employees in helping to streamline work processes to yield maximum results at minimum costs while sustaining quality customer service.

  Anticipated depreciation expense and property taxes should increase expenses by $3-$4 million in 1995 from 1994 levels.

  The Company expects continued reductions in interest expense from the 1994 level of $84 million to about $79-
$80 million at July 1995 interest rate levels.  This
1995 interest expense level would be 30% below the 1989 level and would mark the sixth consecutive year of interest expense decline.

            PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

  The Annual Meeting of the Shareholders of the Registrant was held on May 17, 1995 for the purpose of electing a Board of Directors for the ensuing year and voting on the employment, by the Board of Directors, of Coopers & Lybrand as the firm of independent public accountants to audit the books and affairs of the Registrant for the fiscal year 1995.

  All of the nominees for election as Directors listed in the Registrant's proxy statement for the meeting were elected by the following votes:

                                   NUMBER OF SHARES
                              --------------------------
                                 VOTED          VOTE
            NOMINEE              "FOR"        "WITHHELD"
            -------              -----        ----------
     Marc C. Breslawsky       12,072,685       150,931
     David E.A. Carson        12,081,825       141,791
     John F. Croweak          12,084,017       139,599
     J. Hugh Devlin           12,092,434       131,182
     John D. Fassett          12,083,437       140,179
     Robert L. Fiscus         12,101,695       121,921
     Richard J. Grossi        12,098,040       125,576
     Betsy Henley-Cohn        12,096,528       127,088
     John L. Lahey            12,066,763       156,853
     F. Patrick McFadden, Jr. 12,087,385       136,231
     Frank R. O'Keefe, Jr.    12,076,120       147,496
     James A. Thomas          12,079,125       144,491

  The employment of Coopers & Lybrand as the firm of independent public accountants to audit the books and affairs of the Registrant for the fiscal year 1995 was approved by the following vote:

                          NUMBER OF SHARES
                  --------------------------------
                  VOTED       VOTED
                  "FOR"     "AGAINST"  ABSTENTIONS
                  -----     ---------  -----------

               12,022,215    85,407      115,994

Item 6.  Exhibits and Reports on Form 8-K.

  (a)    Exhibits.

   Exhibit
  Table Item  Exhibit
   Number     Number             Description
  ----------  -------            -----------
    (10)      10.10a     Copy of Agreement, effective May 16,
                         1995, between The United
                         Illuminating Company and Local
                         470-1, Utility Workers Union of
                         America, AFL-CIO, superseding
                         Exhibit 10.10 1/.

    (10)      10.10b     Copy of Supplemental Agreement-Part-
                         Time Employees, effective May 16,
                         1995, between The United
                         Illuminating Company and Local
                         470-1, Utility Workers Union of
                         America, AFL-CIO.

    (10)      10.15c*    Copy of Second Amendment to
                         Employment Agreement, dated as of
                         June 1, 1995, between The United
                         Illuminating Company and Richard J.
                         Grossi, amending Exhibit 10.15a 2/.

    (10)      10.16c*    Copy of Second Amendment to
                         Employment Agreement, dated as of
                         June 1, 1995, between The United
                         Illuminating Company and Robert L.
                         Fiscus, amending Exhibit 10.16a 2/.

    (10)      10.17c*    Copy of Second Amendment to
                         Employment Agreement, dated as of
                         June 1, 1995, between The United
                         Illuminating Company and James F.
                         Crowe, amending Exhibit 10.17a 2/.

 (12), (99)   12         Statement Showing Computation of
                         Ratios of Earnings to Fixed Charges
                         and Ratios of Earnings to Combined
                         Fixed Charges and Preferred Stock
                         Dividend Requirements (Twelve Months
                         Ended June 30, 1995 and Twelve
                         Months Ended December 31, 1994,
                         1993, 1992, 1991 and 1990).

    (27)      27         Financial Data Schedule

*  Management contract or compensatory plan or arrangement.
____________________

1/  Filed with Annual Report (Form 10-K) for fiscal year ended
    December 31, 1992.
2/ Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 1990.

(b) Reports on Form 8-K.

    None

                          SIGNATURES

  Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              THE UNITED ILLUMINATING COMPANY




Date  08/10/95      Signature /s/ Robert L. Fiscus
    -------------            ---------------------------
                                  Robert L. Fiscus
                                   President and
                               Chief Financial Officer

                           EXHIBIT INDEX


(a)  Exhibits

  Exhibit
 Table Item   Exhibit
  Number      Number     Description                        Page No.
 ----------   -------    -----------                        --------

  (10)        10.10a   Copy of Agreement, effective May
                       16, 1995, between The United
                       Illuminating Company and Local
                       470-1, Utility Workers Union of
                       America, AFL-CIO, superseding
                       Exhibit 10.10 1/.

  (10)        10.10b   Copy of Supplemental
                       Agreement-Part-Time Employees,
                       effective May 16, 1995, between
                       The United Illuminating Company
                       and Local 470-1, Utility Workers
                       Union of America, AFL-CIO.

  (10)        10.15c*  Copy of Second Amendment to
                       Employment Agreement, dated as of
                       June 1, 1995, between The United
                       Illuminating Company and Richard
                       J. Grossi, amending Exhibit
                       10.15a 2/.

  (10)        10.16c*  Copy of Second Amendment to
                       Employment Agreement, dated as of
                       June 1, 1995, between The United
                       Illuminating Company and Robert L.
                       Fiscus, amending Exhibit 10.16a 2/.

  (10)        10.17c*  Copy of Second Amendment to
                       Employment Agreement, dated as of
                       June 1, 1995, between The United
                       Illuminating Company and James F.
                       Crowe, amending Exhibit 10.17a 2/.

(12), (99)    12       Statement Showing Computation of
                       Ratios of Earnings to Fixed
                       Charges and Ratios of Earnings to
                       Combined Fixed Charges and
                       Preferred Stock Dividend
                       Requirements (Twelve Months Ended
                       June 30, 1995 and Twelve Months
                       Ended December 31, 1994, 1993,
                       1992, 1991 and 1990).

  (27)        27       Financial Data Schedule

*  Management contract or compensatory plan or arrangement.
____________________

1/ Filed with Annual Report (Form 10-K) for fiscal year ended
   December 31, 1992.
2/ Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 1990.