Form 10-Q
period 1995-09-30
UNITED ILLUMINATING CO
filed 1995-11-13
CIK 101265

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 1995

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
     The number of shares outstanding of the issuer's only class of common stock, as of October 31, 1995, was 14,097,291.

                                      INDEX

                         Part I.  FINANCIAL INFORMATION
                                                                          Page
                                                                         Number
                                                                         ------
Item 1. Financial Statements.                                              3

        Consolidated Statement of Income for the three
          and nine months ended September 30, 1995 and 1994.               3
        Consolidated Balance Sheet as of September 30, 1995 and
          December 31, 1994.                                               4
        Consolidated Statement of Cash Flows for the three months
          and nine months ended September 30, 1995 and 1994.               6

        Notes to Consolidated Financial Statements.                        7
           -   Statement of Accounting Policies                            7
           -   Capitalization                                              7
           -   Accounting for Phase-in Plan                                9
           -   Income Taxes                                               10
           -   Short-term Credit Arrangements                             11
           -   Supplementary Information                                  12
           -   Fuel Financing Obligations and Other Lease Obligations     13
           -   Commitments and Contingencies                              13
               - Capital Expenditure Program                              13
               - Nuclear Insurance Contingencies                          13
               - Other Commitments and Contingencies                      14
                 - Hydro-Quebec                                           14
                 - Site Remediation Costs                                 14
                 - Property Taxes                                         14
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning    14

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                             16

          - Major Influences on Financial Condition                       16
          - Capital Expenditure Program                                   17
          - Liquidity and Capital Resources                               18
          - Results of Operations                                         20
          - Outlook                                                       23

                          Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                25

         SIGNATURES                                                       26

                               PART I:  FINANCIAL INFORMATION
                               ITEM I:  FINANCIAL STATEMENTS
                              THE UNITED ILLUMINATING COMPANY
                              CONSOLIDATED STATEMENT OF INCOME
                            (Thousands except per share amounts)
                                         (Unaudited)
                                                          Three Months Ended         Nine Months Ended
                                                             September 30,             September 30,
                                                           1995        1994          1995        1994
                                                           ----        ----          ----        ----
OPERATING REVENUES (NOTE G)                             $200,308    $184,592      $529,135    $505,604
                                                        ---------   ---------     ---------   ---------
OPERATING EXPENSES
 Operation
  Fuel and energy                                         36,459      33,413       107,867     100,836
  Capacity purchased                                      11,600      10,805        35,986      33,525
  Other                                                   36,171      36,211       106,615     110,732
 Maintenance                                               7,797      11,103        25,155      31,008
 Depreciation                                             15,374      14,554        46,086      43,546
 Amortization of cancelled nuclear project
   and deferred return                                     3,440         293        10,319         879
 Income taxes (Note E)                                    26,319      20,512        49,802      38,218
 Other taxes (Note G)                                     15,717      12,939        45,204      42,840
                                                        ---------   ---------     ---------   ---------
      Total                                              152,877     139,830       427,034     401,584
                                                        ---------   ---------     ---------   ---------
OPERATING INCOME                                          47,431      44,762       102,101     104,020
                                                        ---------   ---------     ---------   ---------
OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds used during construction        -            136          -            723
 Other-net (Note G)                                       (1,433)        644        (2,671)        (75)
 Non-operating income taxes                                  343         579         3,084       1,899
                                                        ---------   ---------     ---------   ---------
      Total                                               (1,090)      1,359           413       2,547
                                                        ---------   ---------     ---------   ---------
INCOME BEFORE INTEREST CHARGES                            46,341      46,121       102,514     106,567
                                                        ---------   ---------     ---------   ---------
INTEREST CHARGES
 Interest on long-term debt                               16,137      18,491        46,671      55,949
 Other interest (Note G)                                   2,078       1,113         8,264       2,501
 Allowance for borrowed funds used during construction      (712)       (890)       (1,989)     (2,247)
                                                        ---------   ---------     ---------   ---------
                                                          17,503      18,714        52,946      56,203
 Amortization of debt discount and redemption premiums     1,100       1,620         3,410       4,931
                                                        ---------   ---------     ---------   ---------
      Net Interest Charges                                18,603      20,334        56,356      61,134
                                                        ---------   ---------     ---------   ---------

MINORITY INTEREST IN PREFERRED SECURITIES                  1,203        -            2,379        -
                                                        ---------   ---------     ---------   ---------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE      26,535      25,787        43,779      45,433
                                                        ---------   ---------     ---------   ---------
 Cumulative effect for years prior to 1994 of accounting
  change for postemployment benefits
  (net of income taxes of $956)                             -           -             -         (1,294)
                                                        ---------   ---------     ---------   ---------
NET INCOME                                                26,535      25,787        43,779      44,139
Discount on Preferred Stock Redemptions                     (191)       -           (2,183)       -
Dividends on Preferred Stock                                 131         747         1,198       2,576
                                                        ---------   ---------     ---------   ---------
INCOME APPLICABLE TO COMMON STOCK                        $26,595     $25,040       $44,764     $41,563
                                                        =========   =========     =========   =========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING               14,087      14,087        14,087      14,085

EARNINGS PER SHARE OF COMMON STOCK BEFORE
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    $1.89       $1.78         $3.18       $3.04
  Cumulative effect for years prior to 1994 of accounting
   change for postemployment benefits                        -           -             -         (0.09)
                                                        ---------   ---------     ---------   ---------
EARNINGS PER SHARE OF COMMON STOCK                         $1.89       $1.78         $3.18       $2.95
                                                        =========   =========     =========   =========

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK         $0.705       $0.69        $2.115       $2.07

                          The accompanying Notes to Consolidated Financial
                  Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                            CONSOLIDATED BALANCE SHEET

                                      ASSETS
                              (Thousands of Dollars)

                                                   September 30,  December 31,
                                                       1995         1994*
                                                       ----         ----
                                                    (Unaudited)
Utility Plant at Original Cost
 In service                                         $1,787,003   $1,761,627
 Less, accumulated provision for depreciation          525,701      493,482
                                                    -----------  -----------
                                                     1,261,302    1,268,145

Construction work in progress                           58,884       57,669
Nuclear fuel                                            21,926       31,443
                                                    -----------  -----------
   Net Utility Plant                                 1,342,112    1,357,257
                                                    -----------  -----------

Other Property and Investments                          25,400       21,824
                                                    -----------  -----------

Current Assets
 Cash and temporary cash investments                    42,596       11,432
 Accounts receivable
  Customers, less allowance for doubtful
   accounts of $5,400 and $4,900                        73,387       61,042
  Other                                                 11,980       26,981
 Accrued utility revenues                               25,441       23,139
 Fuel, materials and supplies, at average cost          23,361       22,318
 Prepayments                                             9,029       12,307
 Other                                                      96           90
                                                    -----------  -----------
   Total                                               185,890      157,309
                                                    -----------  -----------

Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
 Income taxes due principally to book-tax
  differences                                          378,614      403,132
 Deferred return - Seabrook Unit 1                      53,490       62,929
 Unamortized cancelled nuclear projects                 24,912       25,792
 Unamortized redemption costs                           22,781       26,269
 Uranium enrichment decommissioning cost                 1,537        1,540
 Deferred fossil fuel costs                                164          112
 Unamortized debt issuance expenses                      7,409        5,527
 Other                                                  11,741       13,300
                                                    -----------  -----------
   Total                                               500,648      538,601
                                                    -----------  -----------
                                                    $2,054,050   $2,074,991
                                                    ===========  ===========
*Derived from audited financial statements

             The accompanying Notes to Consolidated Financial
        Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                            CONSOLIDATED BALANCE SHEET

                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)
                                                    September 30, December 31,
                                                        1995        1994*
                                                        ----        ----
                                                     (Unaudited)
Capitalization (Note B)
 Common stock equity
  Common stock                                       $284,314      $284,133
  Paid-in capital                                         749           738
  Capital stock expense                                (2,207)       (2,402)
  Retained earnings                                   160,335       145,559
                                                   -----------   -----------
                                                      443,191       428,028
 Preferred stock                                       10,539        44,700
 Minority interest in preferred securities             50,000          -
 Long-term debt                                       847,626       708,340
                                                   -----------   -----------
   Total                                            1,351,356     1,181,068
                                                   -----------   -----------

Noncurrent Liabilities
 Obligations under capital leases                      17,583        17,799
 Uranium enrichment decommissioning reserve             1,332         1,337
 Nuclear decommissioning obligation                     9,667         7,628
 Other                                                  2,900         2,517
                                                   -----------   -----------
   Total                                               31,482        29,281
                                                   -----------   -----------
Current Liabilities
 Current portion of long-term debt                     87,800       193,133
 Notes payable                                           -           67,000
 Accounts payable                                      29,910        42,846
 Dividends payable                                     10,063        10,467
 Taxes accrued                                         21,720        16,607
 Pensions accrued                                      32,984        30,177
 Interest accrued                                      19,107        20,926
 Obligations under capital leases                         286         1,169
 Other accrued liabilities                             32,797        30,069
                                                   -----------   -----------
   Total                                              234,667       412,394
                                                   -----------   -----------
Customers' Advances for Construction                    2,642         2,628
                                                   -----------   -----------

Regulatory Liabilities (future amounts owed
                       to customers through
                       the ratemaking process)
 Accumulated deferred investment tax credits           18,100        18,671
 Deferred gain on sale of utility plant                  -              276
 Other                                                  1,814         1,820
                                                   -----------   -----------
   Total                                               19,914        20,767
                                                   -----------   -----------
Deferred Income Taxes (future tax liabilities owed
                       to taxing authorities)         413,989       428,853

Commitments and Contingencies                            -             -
                                                   -----------   -----------
                                                   $2,054,050    $2,074,991
                                                   ===========   ===========
*Derived from audited financial statements

            The accompanying Notes to Consolidated Financial
         Statements are an integral part of the financial statements.

                      THE UNITED ILLUMINATING COMPANY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Thousands of Dollars)
                                 (Unaudited)
                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                         1995          1994            1995          1994
                                                         ----          ----            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                            $26,535        $25,787        $43,779       $44,139
                                                      ---------      ---------      ---------     ---------
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                        16,925         16,570         50,646        49,554
   Deferred income taxes                                10,010          4,732         11,061         3,848
   Deferred investment tax credits - net                  (190)          (190)          (571)         (571)
   Amortization of nuclear fuel                          3,848          2,600         11,295         7,776
   Cumulative effect for years prior to 1994 of
    accounting change for postemployment benefits-net     -              -              -            1,294
   Allowance for funds used during construction           (712)        (1,026)        (1,989)       (2,970)
   Amortization of deferred return                       3,146           -             9,439          -
   Sales adjustment revenue                               -             3,278           -            9,835
   Changes in:
       Accounts receivable - net                         2,679         (4,024)         2,656        (9,011)
       Fuel, materials and supplies                        (27)          (227)        (1,043)       (2,262)
       Prepayments                                      (4,059)        (5,131)         3,278       (14,048)
       Accounts payable                                (16,733)        (8,115)       (12,936)      (18,664)
       Interest accrued                                 (9,354)       (12,435)        (1,819)       (1,888)
       Taxes accrued                                     4,156          9,852          5,113        14,639
       Other assets and liabilities                      4,571          4,842            (73)        1,461
                                                      ---------      ---------      ---------     ---------
   Total Adjustments                                    14,260         10,726         75,057        38,993
                                                      ---------      ---------      ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES               40,795         36,513        118,836        83,132
                                                      ---------      ---------      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock                                              192           -               192           109
 Long-term debt                                        150,000           -           150,000          -
 Preferred securities of subsidiary                       -              -            50,000          -
 Notes payable                                        (175,850)        27,000        (67,000)       75,000
 Securities redeemed and retired:
  Preferred stock                                         (500)          (245)       (34,161)      (15,245)
  Long-term debt                                          -           (30,000)      (116,133)      (90,333)
 (Premium) Discount on preferred stock redemption          191            117          2,183           (33)
 Expenses of issue                                        -              -            (1,831)         -
 Lease obligations                                         (68)          (599)        (1,099)       (1,747)
 Dividends
  Preferred stock                                         (137)          (750)        (1,813)       (2,909)
  Common stock                                          (9,931)        (9,718)       (29,582)      (28,802)
                                                      ---------      ---------      ---------     ---------
NET CASH USED IN FINANCING ACTIVITIES                  (36,103)       (14,195)       (49,244)      (63,960)
                                                      ---------      ---------      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Plant expenditures, including nuclear fuel            (11,111)       (16,884)       (38,428)      (44,551)
                                                      ---------      ---------      ---------     ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (11,111)       (16,884)       (38,428)      (44,551)
                                                      ---------      ---------      ---------     ---------
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                               (6,419)         5,434         31,164       (25,379)
BALANCE AT BEGINNING OF PERIOD                          49,015         17,358         11,432        48,171
                                                      ---------      ---------      ---------     ---------
BALANCE AT END OF PERIOD                               $42,596        $22,792        $42,596       $22,792
                                                      =========      =========      =========     =========
CASH PAID DURING THE PERIOD FOR:
 Interest (net of amount capitalized)                  $26,529        $31,188        $54,699       $58,499
                                                      =========      =========      =========     =========
 Income taxes                                          $11,800         $8,100        $26,450       $19,000
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

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

   The weighted average AFUDC rates applied in the first nine months of 1995 and 1994 were 7.44% and 8.58%, respectively, on a before-tax basis.

CASH AND CASH EQUIVALENTS

   For cash flow purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

NUCLEAR DECOMMISSIONING TRUSTS

   External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $462,000 and $449,000 in the third quarter of 1995 and 1994, respectively, into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. During the first nine months of 1995 and 1994, the Company paid $1,386,000 and $1,283,000, respectively, into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At September 30, 1995, the Company's shares of the trust fund balances, which included accumulated earnings on the funds, were $6.7 million and $3.0 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

(B)  CAPITALIZATION

   (A) COMMON STOCK

   The number of shares outstanding of the Company's common stock, no par value, at September 30, 1995 was 14,092,691.

          THE UNITED ILLUMINATING COMPANY

   In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. On June 5, 1991, the DPUC approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 198,000 shares of stock at an exercise price of $30.75 per share, 1,800 shares of stock at an exercise price of $31.1875 per share, 4,000 shares of stock at an exercise price of $35.625 per share, 35,133 shares of stock at an exercise price of $39.5625 per share, 5,000 shares of stock at an exercise price of $42.375 per share and 18,600 shares of stock at an exercise price of $30 per share have been granted by the Board of Directors and remain outstanding at September 30, 1995. Options to purchase 4,600 shares of stock at an exercise price of $30.75 per share and 1,400 shares of stock at an exercise price of $28.3125 were exercised during the first nine months of 1995.

   (B) RETAINED EARNINGS RESTRICTION

   The indenture under which the Company's Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $102.1 million were free from such limitations at September 30, 1995.

   (C) PREFERRED AND PREFERENCE STOCK

   The Company called for redemption $12.5 million of the Company's outstanding 7.60% Preferred Stock, Series E and
$15.0 million of the Company's outstanding 7.60% Preferred
Stock, Series F. The Company paid a redemption premium of $275,000 in effecting these redemptions, which were completed on May 10, 1995.

   On June 12, 1995, the Company repurchased and retired, at a discount of $2,266,881, 61,611 shares of its $100 par value preferred stock, pursuant to a tender offer dated
May 10, 1995. On July 17, 1995, the Company repurchased and retired, at a discount of $190,650, 5,000 shares of its $100 par value preferred stock. Shares tendered included 19,178 shares of the 4.35% Series A, 17,790 shares of the 4.72% Series B, 19,155 shares of the 4.64% Series C and 10,488 shares of the 5.625% Series D.

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

        THE UNITED ILLUMINATING COMPANY

   On August 29 and September 6, 1995, the Company borrowed $50 million and $100 million, respectively, under a Term Loan Agreement with a group of banks for a five-year period. The Company will pay interest on the borrowings at a floating rate equal to the three-month London Interbank Borrowing Rate (LIBOR) plus 0.55%. The interest rates for the initial three month-periods of these borrowings are 6.4875% and 6.425%, respectively.

   In May 1995 and June 1995, the Company entered into two separate, five-year, $50 million interest rate swap agreements with a major money center bank. These arrangements will effectively convert the interest rate on $100 million of the Company's floating rate Term Loan borrowings to fixed rates. Under the terms of the agreements, the Company will pay interest to the bank at fixed annual rates of 6.40% and 5.92%, respectively, and the bank will pay the Company interest at floating rates equal to the three-month LIBOR, which floating rates correspond to the floating rates on the Term Loan borrowings described in the preceding paragraph. As a result, the interest rates on two $50 million borrowings under the Term Loan are fixed at 6.95% and 6.47%. The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates. The fair value of the interest rate swaps was approximately $216,000 at September 30, 1995.

   The Company simultaneously reduced the borrowing limits on its revolving credit facility from $225 million to $75 million.

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

                   THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(E) INCOME TAXES

                                                        Three Months Ended        Nine Months Ended
                                                           September 30,            September 30,
                                                         1995         1994        1995        1994
                                                         ----         ----        ----        ----
                                                              (000's)                  (000's)
Income tax expense consists of:

Income tax provisions:
  Current
          Federal                                       $11,107     $11,241      $25,984     $24,267
          State                                           5,049       4,150       10,244       8,775
                                                        --------    --------     --------    --------
            Total current                                16,156      15,391       36,228      33,042
                                                        --------    --------     --------    --------
  Deferred
          Federal                                         6,924       4,701        9,536       5,816
          State                                           3,086          31        1,525      (2,924)
                                                        --------    --------     --------    --------
            Total deferred                               10,010       4,732       11,061       2,892
                                                        --------    --------     --------    --------
Investment tax credits                                     (190)       (190)        (571)       (571)
                                                        --------    --------     --------    --------
   Total income tax expense                             $25,976     $19,933      $46,718     $35,363
                                                        ========    ========     ========    ========

Income tax components charged as follows:
 Operating expenses                                     $26,319     $20,512      $49,802     $38,218
 Other income and deductions - net                         (343)       (579)      (3,084)     (1,899)
 Cumulative effect of change in accounting
  for postemployment benefits                              -           -            -           (956)
                                                        --------    --------     --------    --------
   Total income tax expense                             $25,976     $19,933      $46,718     $35,363
                                                        ========    ========     ========    ========

The following table details the components
 of the deferred income taxes:
    Accelerated depreciation                             $2,274      $2,873       $6,822      $8,659
    Tax depreciation on unrecoverable plant investment    1,727       2,042        5,181       6,127
    Conservation and load management                        227         626          543       1,623
    Seabrook sale/leaseback transaction                   1,650       1,662       (3,706)     (3,702)
    Premiums on BEC bond redemption                        (174)       (397)        (579)     (1,222)
    Sales adjustment revenues                              -         (1,389)        -         (4,165)
    Alternative minimum tax                               3,661        -           3,661        -
    Pension benefits                                       (335)       (442)      (1,125)       (424)
    Postretirement benefits                                (312)        117         (920)       (572)
    Postemployment benefits                                -           -            -           (956)
    Other - net                                           1,292        (360)       1,184      (2,476)
                                                        --------    --------     --------    --------
Deferred income taxes - net                             $10,010      $4,732      $11,061      $2,892
                                                        ========    ========     ========    ========

          THE UNITED ILLUMINATING COMPANY

(F) SHORT-TERM CREDIT ARRANGEMENTS

   The Company has a revolving credit agreement with a group of banks, which currently extends to December 14, 1995. The borrowing limit of this facility was recently reduced to $75 million concurrent with the borrowings under the $150 million Term Loan Agreement. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of September 30, 1995, the Company had no short-term borrowings outstanding under this facility.

                   THE UNITED ILLUMINATING COMPANY

(G)  SUPPLEMENTARY INFORMATION

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                       1995       1994        1995      1994
                                       ----       ----        ----      ----
                                            (000's)               (000's)
Operating Revenues
------------------
   Retail                            $188,770  $176,063     $488,424  $475,671
   Wholesale - capacity                 1,560     1,738        4,816     5,380
             - energy                   9,257     5,989       33,625    22,343
   Other                                  721       802        2,270     2,210
                                     --------  --------     --------  --------
      Total Operating Revenues       $200,308  $184,592     $529,135  $505,604
                                     ========  ========     ========  ========
Other Income and (Deductions) - net:
-----------------------------------
   Interest and dividend income        $1,415      $463       $2,134    $1,226
   Earnings of subsidiaries and
    Connecticut Yankee                 (1,132)     (496)      (2,408)   (1,157)
   Miscellaneous other income
    and (deductions) - net             (1,716)      677       (2,397)     (144)
                                     --------  --------     --------  --------
      Total Other Income
       and (Deductions) - net         $(1,433)     $644      $(2,671)     $(75)
                                     ========  ========     ========  ========
Other Taxes
-----------
  Charged to:
   Operating:
     State gross earnings              $8,093    $7,779      $20,926   $21,069
     Local real estate
      and personal property             6,283     3,763       19,713    17,065
     Payroll taxes                      1,341     1,397        4,563     4,703
     Other                               -         -               2         3
                                     --------  --------     --------  --------
                                       15,717    12,939       45,204    42,840
   Nonoperating and other accounts        124      (337)         416       115
                                     --------  --------     --------  --------
     Total Other Taxes                $15,841   $12,602      $45,620   $42,955
                                     ========  ========     ========  ========
Other Interest Charges
----------------------
   Notes Payable                       $1,876      $806       $7,354    $1,705
   Other                                  202       307          910       796
                                     --------  --------     --------  --------
     Total Other Interest Charges      $2,078    $1,113       $8,264    $2,501
                                     ========  ========     ========  ========

        THE UNITED ILLUMINATING COMPANY

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

   The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity acquires and stores coal and fuel oil for sale to the Company, and the Company purchases these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to November 1996. At September 30, 1995, approximately $11.4 million of fossil fuel purchases were being financed under this agreement.

(L) COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM

   The Company has entered into commitments in connection with its continuing capital expenditure program, including nuclear fuel, which is presently estimated at approximately
$336.1 million, excluding AFUDC, for 1995 through 1999.

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

          THE UNITED ILLUMINATING COMPANY

OTHER COMMITMENTS AND CONTINGENCIES

                         HYDRO-QUEBEC

   The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase II of this facility, in which UI has a 5.45% participating share, has increased the capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. The Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. Currently, the Company's guarantee liability for this debt amounts to approximately $8.7 million.

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

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

   New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $414 million (in 1995 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be about $72 million. This estimate premises the prompt removal and dismantling of the Unit at the end of its estimated 36-year energy producing life. Monthly

          THE UNITED ILLUMINATING COMPANY
decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the nine months of 1995 was $1,044,000. UI's share of the fund at September 30, 1995 was approximately $6.7 million.

   Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. Current decommissioning cost estimates for Millstone Unit 3 and the Connecticut Yankee Unit are $448 million (in 1995 dollars) and $357 million (in 1995 dollars), respectively, of which the Company's share would be about $17 million and $34 million, respectively. These estimates premise the prompt removal and dismantling of each unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to decommissioning trust funds managed by Northeast Utilities. UI's share of the Millstone Unit 3 decommissioning payments made during the first nine months of 1995 was $342,000. UI's share of the fund at September 30, 1995 was approximately $3.0 million. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $986,000 were funded by UI during the first nine months of 1995, and UI's share of the fund at September 30, 1995 was $16.4 million.

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

   Another major factor affecting the Company's financial condition will be the Company's ability to control expenses. A significant reduction in interest expense has been achieved since 1989, and additional annual savings of $5.0-$6.0 million are expected in 1995 due to debt reduction and refinancing. Since 1990, annual growth in total operation and maintenance expense, excluding one-time items and cogeneration capacity purchases, has averaged approximately 2.0%, and the Company hopes to restrict future increases to less than the rate of inflation.

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

   The electric utility industry is being subjected to increasing competition. Currently, the Company's retail electric service rates are subject to regulation and are based on the Company's costs. Therefore, the Company, and all regulated utilities, are subject to certain accounting standards (Statement of Financial Accounting Standards No. 71 (SFAS No. 71), "Accounting for the Effects of Certain Types of Regulation") that are not applicable to other businesses in general. These accounting rules allow all regulated utilities, where appropriate, to defer the income statement impact of certain costs that are expected to be recovered in future regulated service rates and to establish regulatory assets on balance sheets for such costs. The effects of competition could cause the operations of the Company, or a portion thereof, to no longer meet the criteria for application of these accounting rules. While the Company expects to continue to meet these criteria in the near future, if the Company were to cease meeting these criteria, accounting standards for business in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which the criteria are no longer met. If this change in accounting were to occur, it would have a material adverse effect on the Company's earnings and retained earnings in that year and may have a material adverse effect on the Company's ongoing financial condition as well.

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

                           CAPITAL EXPENDITURE PROGRAM

    The Company's 1995-1999 capital expenditure program, excluding allowance for funds used during construction (AFUDC) and its effect on certain capital related items, is presently budgeted as follows:

                           1995        1996        1997        1998       1999      Total
                           ----        ----        ----        ----       ----      -----
                                             (000's)
Production               $15,361     $19,464     $15,240     $14,304    $32,700   $ 97,069
Distribution              18,268      22,272      19,956      19,236     18,996     98,728
Transmission               6,799       2,436       3,360       5,436      5,304     23,335
Conservation and
  Load Management          9,663       9,576       8,028       8,424      8,388     44,079
Nuclear Fuel               9,847       2,988       8,292       2,952     10,488     34,567
Other                      8,530      14,880       6,612       4,260      3,996     38,278
                         -------    --------     -------     -------    -------   --------

 Total Expenditures      $68,468     $71,616     $61,488     $54,612    $79,872   $336,056
                         =======     =======     =======     =======    =======   ========

AFUDC (Pre-tax)           $2,891      $2,626      $2,815      $2,606     $2,502
Book Depreciation (1)     57,892      62,325      65,939      69,751     73,696
Decommissioning            2,035       2,083       2,238       2,330      2,436
Normalized Tax
  Depreciation            34,230      37,501      39,372      41,946     44,917
Accelerated Tax
  Depreciation            66,802      56,937      55,021      56,578     58,392
Amortization of Deferred
 Return on Seabrook
 Unit 1 Phase-In (2)      12,586      12,586      12,586      12,586     12,586
Estimated Rate Base
 (end of period)      $1,187,787  $1,164,804  $1,144,189  $1,118,876 $1,112,784

(1) Steel Point Station environmental remediation costs of $4,093,000 and $3,793,000 are included in years 1995 and 1996.
(2) Deferred return will be amortized over the period 1995-1999.

           LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1995, the Company had $42.6 million of cash and temporary cash investments, an increase of $31.2 million from the balance at December 31, 1994. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                        (Millions)
                                                        ----------
   Balance, December 31, 1994                              $11.4

   Net cash provided by operating activities               118.8

   Net cash provided by (used in) financing activities:
   -  Financing activities, excluding dividend payments    (17.8)
   -  Dividend payments                                    (31.4)

   Cash invested in plant, including nuclear fuel          (38.4)
                                                          -------

      Net increase                                          31.2
                                                          -------
   Balance,  September 30, 1995                            $42.6
                                                          =======

   The Company's capital requirements are presently projected as follows:

                                1995     1996      1997     1998       1999
                                ----     ----      ----     ----       ----
                                                (000's)
Capital Expenditure Program  $ 68,468  $71,616  $ 61,488  $ 54,612  $ 79,872
Long-term Debt Maturities      97,000     -       50,000   100,000   100,000
Mandatory Redemptions/
  Repayments                   66,133   12,770    15,171    15,562    15,988
Optional Redemptions (1)       31,978     -         -         -         -
                              -------   ------   -------   -------   -------

Total Capital Requirements   $263,579  $84,386  $126,659  $170,174  $195,860
                              =======   ======   =======   =======   =======

(1)  Including redemption premiums and discounts

   For the year 1995, the Company presently estimates that its cash on hand and temporary cash investments at the beginning of 1995, totaling $11.4 million, its projected net cash provided by operations, less dividends, of $115.3 million, will be sufficient to fund the Company's entire capital expenditure program of $68.5 million and $58.2 million of the $195.1 million necessary to satisfy the 1995 requirements for long-term debt maturities and mandatory and optional redemptions and repayments. For the year 1996, the Company presently estimates that its projected net cash provided by operations, less dividends, of $97.7 million, will be sufficient to fund the Company's entire capital expenditure program of $71.6 million and all of the Company's 1996 requirements for mandatory redemptions and repayments of $12.8 million. For the years 1997-1999, the Company presently estimates that its projected net cash provided by operations, less dividends, of $282.0 million, will be sufficient to fund the Company's entire capital expenditure program of $196.0 million and $86.0 million of the $296.7 million necessary to satisfy the 1997 through 1999 requirements for long-term debt maturities and mandatory long-term debt redemptions and repayments.

   All of the Company's capital requirements that exceed available cash will have to be provided by external financing. Although the Company has no source of funds and no commitment to provide such financing from any source of funds, other than proceeds from the financing described in the following paragraph and a $75 million revolving credit agreement with a group of banks, described below, the Company expects to be able to satisfy its external financing needs by issuing common stock, preferred stock and additional short-term and long-term debt, although the continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and the level of the Company's income and cash flow.

   On April 3, 1995, United Capital Funding Partnership L.P. ("United Capital"), a special purpose limited partnership in which the Company owns all of the general partner interests, issued $50 million of its monthly income 9 5/8% Preferred Capital Securities, Series A, ("Preferred Capital Securities") representing limited partnership interests in United Capital. United Capital loaned the proceeds of the issuance and sale of the Preferred Capital Securities to the Company in return for the Company's 9 5/8% Junior Subordinated Deferrable Interest Debentures, Series A, Due 2025. The net proceeds to the Company, approximately $48.4 million, have been used to call for redemption $27.5 million of the Company's outstanding 7.60% Preferred Stock and to reduce its short-term borrowings under the revolving credit facility described below.

   On August 29 and September 6, 1995, the Company borrowed $50 million and $100 million, respectively, under a Term Loan Agreement with a group of banks for a five-year period. The Company will pay interest on the borrowings at a floating rate equal to the three-month London Interbank Borrowing Rate (LIBOR) plus 0.55%. The interest rates for the initial three month-periods of these borrowings are 6.4875% and 6.425%, respectively.

   In May 1995 and June 1995, the Company entered into two separate, five-year, $50 million interest rate swap agreements with a major money center bank. These arrangements will effectively convert the interest rate on $100 million of the Company's floating rate Term Loan borrowings to fixed rates. Under the terms of the agreements, the Company will pay interest to the bank at fixed annual rates of 6.40% and 5.92%, respectively, and the bank will pay the Company interest at floating rates equal to the three-month LIBOR, which floating rates correspond to the floating rates on the Term Loan borrowings described in the preceding paragraph. As a result, the interest rates on two $50 million borrowings under the Term Loan are fixed at 6.95% and 6.47%. The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates. The fair value of the interest rate swaps was approximately $216,000 at September 30, 1995.

   The Company has a revolving credit agreement with a group of banks, which currently extends to December 14, 1995. The borrowing limit of this facility was recently reduced to $75 million concurrent with the borrowings under the $150 million Term Loan Agreement. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of September 30, 1995, the Company had no short-term borrowings outstanding under this facility.

   The Company called for redemption $12.5 million of the Company's outstanding 7.60% Preferred Stock, Series E and
$15.0 million of the Company's outstanding 7.60% Preferred
Stock, Series F. The Company paid a redemption premium of $275,000 in effecting these redemptions, which were completed on May 10, 1995.

   On June 12, 1995, the Company repurchased and retired, at a discount of $2,266,881, 61,611 shares of its $100 par value preferred stock, pursuant to a tender offer dated
May 10, 1995. On July 17, 1995, the Company repurchased and retired, at a discount of $190,650, 5,000 shares of its $100 par value preferred stock. Shares tendered included 19,178 shares of the 4.35% Series A, 17,790 shares of the 4.72% Series B, 19,155 shares of the 4.64% Series C and 10,488 shares of the 5.625% Series D.

   The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity acquires and stores coal and fuel oil for sale to the Company, and the Company purchases these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to November 1996. At September 30, 1995, approximately $11.4 million of fossil fuel purchases were being financed under this agreement.

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

   Four wholly-owned subsidiaries of URI have been incorporated. Souwestcon Properties, Inc. (SPI) participated as a 25% partner in the ownership of a medical hotel building in New Haven, which has recently been sold. SPI no longer owns any property and is currently inactive.
A second wholly-owned subsidiary of URI is Thermal Energies, Inc., which is participating in the development of district heating and cooling facilities in the downtown New Haven area, including the energy center for an office tower and participation as a 37% partner in the energy center for a city hall and office tower complex. A third URI subsidiary, Precision Power, Inc., provides power-related equipment and services to the owners of commercial buildings and industrial facilities. A fourth URI subsidiary, American Payment Systems, Inc., manages agents and equipment for electronic data processing of bill payments made by customers of utilities, including UI, at neighborhood businesses. In addition to these subsidiaries, URI also has a majority ownership interest in Ventana Corporation, an inactive subsidiary that is being dissolved, which formerly offered energy conservation engineering and project management services to governmental and private institutions.

   The Board of Directors of the Company has authorized the investment of a maximum of $22.0 million, in the aggregate, of the Company's assets in all of URI's ventures, UEI and RCI, and, at September 30, 1995, $21.0 million had been so invested.

               RESULTS OF OPERATIONS

THIRD QUARTER OF 1995 VS. THIRD QUARTER OF 1994
-----------------------------------------------

   Earnings for the third quarter of 1995 were $26.6 million, or $1.89 per share, up $1.6 million, or $.11 per share, from the third quarter of 1994. Earnings from operations, which exclude one-time items, were $28.0 million, or $2.00 per share, up $3.0 million, or $.22 per share. The one-time items recorded in the third quarter of 1995 were: a one-time charge of $1.6 million (after-tax), or $.12 per share, reflecting the effects of recently legislated future state income tax rate reductions on tax benefits recorded in prior years, and a one-time gain of $0.2 million, or $.01 per share, from the repurchase of preferred stock at a discount to par value.

   Retail operating revenues increased by about $12.7 million in the third quarter of 1995 compared to the third quarter of 1994:

 . A retail kilowatt-hour sales increase of 2.2% from the prior year increased retail revenues by $4.0 million and sales margin (revenue less fuel expense and revenue-based taxes) by $3.1 million. As stated in the "RESULTS

  OF OPERATIONS" section of the Company's FORM 10-Q, FOR
  THE QUARTERLY PERIOD ENDING JUNE 30, 1995, the Company believes that there was a "real" (i.e. not attributable to abnormal weather) kilowatt-hour sales increase of about 0.5% in the second quarter of 1995 compared to the second quarter of 1994. Estimates indicate that there was a "real" kilowatt-hour sales increase of about 0.5% in the third quarter of 1995 compared to the third quarter of 1994 as well, with the remaining retail kilowatt-hour sales growth coming as a result of hotter weather.

 . Other retail revenues increased by $3.3 million due to the absence of the 1994 non-cash amortization of deferred sales adjustment revenues ($13.1 million was amortized, evenly, and collected in rates in 1994), by $1.7 million ($6 million annual) from the recovery, through the Conservation Adjustment Mechanism, of previously recorded and projected conservation program costs mandated by the Department of Public Utility Control, by $0.8 million from other pricing mechanisms, and by a net $2.9 million from pass-through charges for certain expense changes, including the absence of a property tax credit that occurred in the third quarter of 1994 and increases in fuel costs.

   Wholesale "capacity" revenues decreased slightly in the third quarter of 1995 compared to the third quarter of 1994. Wholesale "energy" revenues are a direct offset to wholesale energy expense and do not contribute to sales margin. These energy revenues, as well as the associated fuel expense, increased during the third quarter of 1995, compared to the third quarter of 1994, as a result of higher demand by other New England utilities.

   Retail fuel and energy expenses decreased by $0.2 million in the third quarter of 1995 compared to the third quarter of 1994. A decrease of $2.2 million was due to improved nuclear unit output: the Seabrook, Millstone 3 and Connecticut Yankee nuclear power plants each had unscheduled outages in the third quarter of 1994. Increases in sales volume and other fuel and energy expenses, including pass-through charges, offset the expense savings from nuclear unit performance.

   Operating expenses for operations, maintenance and purchased capacity charges decreased by $2.6 million in the third quarter of 1995 compared to the third quarter of 1994:

 . Purchased capacity was $0.8 million higher, due to the absence of a credit booked in the third quarter of 1994 and due to higher cogeneration output in the third quarter of 1995 compared to the third quarter of 1994.

 . Operation and maintenance expense decreased by $3.3 million. There was a $3.1 million reduction in fossil power plant costs, reflecting reduced scheduled maintenance activity. Other costs decreased slightly.

   Other amortizations increased by $3.1 million (after-tax) in the third quarter of 1995 compared to the third quarter of 1994, due to commencement of the amortization of Seabrook phase-in costs (deferred return that was recorded and accumulated during the period January 1, 1990 to December 31, 1993). The annual amortization amount is $12.6 million after-tax (equivalent, approximately, to a $23 million revenue requirement) per year for five years beginning in 1995.

   Other operating expenses increased in the third quarter of 1995 compared to the third quarter of 1994, from higher depreciation expense and income taxes as well as from the absence of a pass-through (to customers) of a property tax credit that occurred in the third quarter of 1994.

   Interest charges decreased by $1.9 million in the third quarter of 1995 compared to the third quarter of 1994 as a result of the Company's refinancing program and strong cash flows. Also, preferred stock capitalization and total preferred dividends (net-of-tax) increased slightly in the third quarter of 1995 compared to the third quarter of 1994, as a result of the issuance of new preferred securities by a limited partnership (Minority Interest in Preferred Securities) and the repurchase of higher cost preferred stock.

NINE MONTHS OF 1995 VS. NINE MONTHS OF 1994
-------------------------------------------

   Earnings for the first nine months of 1995 were $44.8 million, or $3.18 per share, up $3.2 million, or $.23 per share, from the first nine months of 1994. Earnings from operations, which exclude one-time items, were $44.2 million, or $3.15 per share, for the first nine months of 1995. Earnings from operations for the first nine months of
1994 were $42.9 million, or $3.04 per share.   The one-time
items were: a one-time charge of $.12 per share, taken in the third quarter of 1995, reflecting the effects of legislated future state income tax rate reductions, which reduced future tax benefits on plant previously written off; a one-time gain of $.15 per share, recorded in 1995, from the repurchase of preferred stock at a discount to par value, and a one-time charge of $.09 per share, recorded in the first quarter of 1994, for an accounting change to reflect the accrual of Post Employment Benefits under Statement of Financial Accounting Standards (SFAS) No. 112.

   Retail operating revenues increased by $12.8 million in the first nine months of 1995 compared to the first nine months of 1994:

 . A retail kilowatt-hour sales decrease of 1.1% from the prior year reduced retail revenues by $4.5 million and sales margin by $3.3 million. The Company believes that the sales decrease due to weather factors (1995 has been relatively mild compared to the abnormally severe weather in the first nine months of 1994) was greater than 1.1%, and that there was a small but "real" (i.e. not attributable to abnormal weather) sales increase of about 0.5% in the first nine months of 1995 compared to the first nine months of 1994.

 . Other retail revenues increased by $9.8 million due to the absence of the 1994 non-cash amortization of deferred sales adjustment revenues ($13.1 million was amortized, evenly, and collected in rates in 1994), by $4.7 million ($6 million annual) from the recovery, through the Conservation Adjustment Mechanism, of previously recorded and projected conservation program costs, and by a net $2.7 million from pass-through charges for certain expense changes, including the absence of a property tax credit that occurred in the third quarter of 1994 and increases in fuel costs.

   Wholesale "capacity" revenues decreased by $0.6 million in the first nine months of 1995 compared to the first nine months of 1994. Wholesale "energy" revenues are a direct offset to wholesale energy expense.

   Retail fuel and energy expenses decreased by $4.3 million in the first nine months of 1995 compared to the first nine months of 1994. A decrease of $6.4 million was due to improved nuclear power plant output: the Seabrook nuclear power plant had a refueling outage in the second quarter of 1994 and the Seabrook, Millstone 3 and Connecticut Yankee nuclear power plants had unscheduled outages in 1994, while the Millstone 3 and Connecticut Yankee nuclear power plants (much smaller sources of generation for the Company) had refueling outages in the first nine months of 1995.

   Operating expenses for operations, maintenance and purchased capacity charges decreased by $7.5 million in the first nine months of 1995 compared to the first nine months of 1994:

 . Purchased capacity was $2.5 million higher, due primarily to nine weeks of scheduled refueling outage at the Connecticut Yankee nuclear plant in the first quarter of 1995.

 . Operation and maintenance expense decreased by $10.0 million. There was a $5.0 million reduction in nuclear power plant costs: lower general expenses at the Seabrook unit in the first quarter, and lower Seabrook unit costs because of the refueling outage in the second quarter of 1994, partly offset by higher costs at Millstone Unit 3 reflecting the refueling outage in the second quarter of 1995. There was a $3.3 million reduction in fossil power plant costs reflecting reduced scheduled maintenance activity. Employment costs decreased by $2.0 million due primarily to the Company's 1993 reorganization and early retirement program which was phased-in over 1994. Other costs increased slightly.

   Other amortization increased by $9.4 million (after-tax) in the first nine months of 1995 compared to the first nine months of 1994, due to commencement of the amortization of Seabrook phase-in costs (deferred return that was recorded and accumulated during the period January 1, 1990 to December 31, 1993). The annual amortization amount is $12.6 million after-tax (equivalent, approximately, to a $23 million revenue requirement) per year for five years beginning in 1995.

   Other operating expenses increased in the first nine months of 1995 compared to the first nine months of 1994, from higher depreciation expense and income taxes as well as from the absence of a pass-through of a property tax credit that occurred in the third quarter of 1994.

   Interest charges decreased by $5.0 million in the first nine months of 1995 compared to the first nine months of 1994 as a result of the Company's refinancing program and strong cash flows. Also, total preferred dividends (net-of-tax) were unchanged in the first nine months of 1995 compared to the first nine months of 1994.

                          OUTLOOK

   The 1995 quarterly earnings from operations are following a pattern similar to that of 1994, with significantly higher earnings in the third quarter when compared to other quarters. Summer seasonal retail sales and summer pricing are the predominant factors contributing to this pattern.

   Revenues for all of 1995 will increase by $13.1 million compared to 1994, due to the completion of the non-cash amortization of deferred sales adjustment revenues ($13.1 million amortized and collected in rates in 1994). Revenues for all of 1995 will also increase as a result of recovery, through the Conservation Adjustment Mechanism, of approximately $6 million of previously recorded and projected conservation costs mandated by the Department of Public Utility Control.

   The Company's financial condition will continue to be dependent on the level of retail and wholesale sales. The two primary factors that affect sales volume are economic conditions and weather. Retail kilowatt-hour sales decreased by 1.1% for the first nine months of 1995 compared to the first nine months of 1994. The Company believes that the sales decrease due to weather factors was greater than 1.1% (1995 has been relatively mild compared to the abnormally severe weather in the first nine months of 1994), and that there was a small but "real" (i.e. not attributable to abnormal weather) sales increase of about 0.5% in the first nine months of 1995 compared to 1994. This belief is supported by a sales increase of about 1% in April 1995 compared to April 1994, a month not noted for having weather-affected sales. Estimates for the third quarter also support this belief, with about 0.5% "real" kilowatt-hour sales growth in the third quarter of 1995 compared to the third quarter of 1994. (A "real" sales decrease was reported in the first quarter of 1995 compared to the first quarter of 1994.)

   The Company had also expected that higher generating output from the nuclear units (earlier this year, there was no planned outage for Seabrook in 1995) and lower nuclear fuel prices would add $3-$4 million to sales margin from lower fuel expense, if normal operating assumptions were met. A margin improvement of $6.4 million, due to improved nuclear power plant output, has already been realized in the first nine months of 1995. The excellent availability of the Seabrook nuclear unit since its 1994 refueling outage has caused its next planned refueling outage to be moved from early 1996 into the fourth quarter of 1995, which will have the effect of reducing 1995 earnings and increasing 1996 earnings. However, the estimated additional fuel expense associated with the refueling outage is being accrued during the year as the unit's fuel is being used. The additional maintenance expense impact of moving the planned refueling outage to 1995, currently estimated to be about $3.5 million, or $.15 per share, will occur in the fourth quarter. Overall, relative to previously estimated amounts, the Seabrook unit performance and outage is expected to have a negative impact on earnings in 1995 of about $.15-$.20 per share, but is expected to have an offsetting positive earnings impact in 1996.

   The Company's prospects for a $23-$25 million growth in sales margin (see the "Outlook" section of the Company's ANNUAL REPORT on FORM 10K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994) have been diminished by the results for the first nine months of 1995. With no other assumption changes, the sales margin results of the first nine months of 1995, and the impact of moving the Seabrook refueling outage to 1995, have reduced that expectation to $18-$20 million. These sales margin increases are being offset by the expected amortization of Seabrook phase-in costs at $12.6 million after-tax, (equivalent, approximately, to a $23 million revenue requirement) per year for five years beginning in 1995.

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

   As part of a new three year agreement between the Company and its union employees (the Bargaining Unit), and in conjunction with the Company's cost savings programs, a Bargaining Unit Voluntary Early Retirement Program has been initiated and will result in a one-time charge against income to be taken in early 1996. Savings from the program should begin accruing in the second quarter of 1996. The overall agreement also resulted in the commitment, by the Company and the Bargaining Unit, to a partnership to improve the efficiency, cost-effectiveness, and the quality of customer service through the development of a flexible, multi-skilled, and highly trained workforce, and to support the involvement of bargaining unit employees in helping to streamline work processes to yield maximum results at minimum costs while sustaining quality customer service.

   Anticipated depreciation expense and property taxes should increase expenses by $3-$4 million in 1995 from 1994 levels.

   The Company expects continued reductions in interest expense from the 1994 level of $84 million to about $78-$79 million in 1995. This 1995 interest expense level would be 30% below the 1989 level and would mark the sixth consecutive year of interest expense decline.

   The Company's long term earnings goal is to achieve growth in earnings per share from operations of 4% annually from the 1992 level. The excellent availability of the Seabrook nuclear unit since its 1994 refueling outage has caused its next refueling outage to be moved from early 1996 to the fourth quarter of 1995. This will impact earnings negatively by about $.15-$.20 per share in 1995, but is expected to have an offsetting positive earnings impact in 1996. Without this change, the current outlook for the fourth quarter of 1995 would have put the Company close to achieving the 4 percent growth target of $3.55 per share.

                PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

  Exhibit
 Table Item  Exhibit
   Number    Number                Description
 ----------  -------               -----------

  (3)         3.1b       Copy of Certificate Amending
                         Certificate of Incorporation By
                         Action of Board of Directors, dated
                         August 4, 1995.

  (4)         4.3        Term Loan Agreement, dated as of
                         August 29, 1995 Among The United
                         Illuminating Company, as Borrower,
                         and The Banks Named Herein, as
                         Banks, and Citibank, N.A., as
                         Agent.*

(12), (99)   12          Statement Showing Computation of
                         Ratios of Earnings to Fixed Charges
                         and Ratios of Earnings to Combined
                         Fixed Charges and Preferred Stock
                         Dividend Requirements (Twelve Months
                         Ended September 30, 1995 and Twelve
                         Months Ended December 31, 1994,
                         1993, 1992, 1991 and 1990).

  (27)       27          Financial Data Schedule

* Not filed herewith. Registrant hereby agrees to furnish a copy of this document to the Commission upon request.

  (b)  Reports on Form 8-K.

       None

                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                THE UNITED ILLUMINATING COMPANY




Date     11/13/95          Signature  /s/ Robert L. Fiscus
    ------------------              -----------------------------
                                          Robert L. Fiscus
                                           President and
                                       Chief Financial Officer

                          EXHIBIT INDEX


(a)  Exhibits

  Exhibit
 Table Item       Exhibit
   Number         Number              Description                 Page No.
 ----------       -------             -----------                 --------

  (3)              3.1b      Copy of Certificate Amending
                             Certificate of Incorporation By
                             Action of Board of Directors, dated
                             August 4, 1995.

  (4)              4.3       Term Loan Agreement, dated as of
                             August 29, 1995 Among The United
                             Illuminating Company, as Borrower,
                             and The Banks Named Herein, as
                             Banks, and Citibank, N.A., as
                             Agent.*

(12), (99)        12         Statement Showing Computation of
                             Ratios of Earnings to Fixed Charges
                             and Ratios of Earnings to Combined
                             Fixed Charges and Preferred Stock
                             Dividend Requirements (Twelve
                             Months Ended September 30, 1995 and
                             Twelve Months Ended December 31,
                             1994, 1993, 1992, 1991 and 1990).

  (27)            27         Financial Data Schedule

* Not filed herewith. Registrant hereby agrees to furnish a copy of this document to the Commission upon request.