Form 10-K
period 1995-12-31
UNITED ILLUMINATING CO
filed 1996-03-01
CIK 101265

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             ___________

                              FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
   Registrant                Title of each class         which registered
   ----------                -------------------      ------------------------
The United Illuminating
 Company                  Common Stock, no par value  New York Stock Exchange

United Capital Funding
 Partnership L.P. (1)     9 5/8% Preferred Capital    New York Stock Exchange
                          Securities, Series A
                          (Liquidation Preference
                          $25 per Security)

(1) The 9 5/8% Preferred Capital Securities, Series A, were issued on
    April 3, 1995 by United Capital Funding Partnership L.P., a wholly-owned subsidiary of The United Illuminating Company, and are guaranteed by The United Illuminating Company.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, no par value, of
                                                             The United
                                                             Illuminating
                                                             Company
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

The aggregate market value of the registrant's voting stock held by non-affiliates on January 31, 1996 was $543,734,759, computed on the basis of the average of the high and low sale prices of said stock reported in the listing of composite transactions for New York Stock Exchange listed securities, published in The Wall Street Journal on February 1, 1996.

The number of shares outstanding of the registrant's only class of common stock, as of January 31, 1996, was 14,100,091.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                          Part of this Form 10-K into
      Document                            which document is incorporated
      --------                            ------------------------------
Definitive Proxy Statement, dated
March 28, 1996, for Annual Meeting of the
Shareholders to be held on May 15, 1996.               III

                     THE UNITED ILLUMINATING COMPANY
                                FORM 10-K
                              December 31, 1995

                              TABLE OF CONTENTS
                                                                       PAGE
                                                                       ----
GLOSSARY                                                                 4

PART I

 Item 1.   Business.                                                     6

 - General                                                               6

 - Franchises, Regulation and Competition                                6

   - Franchises                                                          6

   - Regulation                                                          7

   - Competition                                                         7

 - Rates                                                                 8

 - Financing                                                             9

 - Fuel Supply                                                          12

   - Fossil Fuel                                                        12

   - Nuclear Fuel                                                       12

 - Arrangements with Other Utilities                                    13

   - Hydro-Quebec                                                       13

 - Environmental Regulation                                             13

 - Employees                                                            16

 Item 2.  Properties.                                                   17

 - Generating Facilities                                                17

   - Tabulation of Peak Loads, Resources, and Margins                   18

 - Transmission and Distribution Plant                                  19

 - Capital Expenditure Program                                          21

 - Nuclear Generation                                                   22

   - General                                                            22

   - Insurance Requirements                                             22

   - Waste Disposal and Decommissioning                                 23

 Item 3.  Legal Proceedings.                                            24

 Item 4.  Submission of Matters to a Vote of Security Holders.          25

 Executive Officers of the Company                                      26

                                                                       PAGE
                                                                       ----
PART II

 Item 5.  Market for the Company's Common Equity and Related
          Stockholder Matters.                                          29

 Item 6.  Selected Financial Data.                                      30

 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                          34

 - Major Influences on Financial Condition                              34

 - Liquidity and Capital Resources                                      35

 - Results of Operations                                                37

 - Outlook                                                              40

 Item 8.  Financial Statements and Supplementary Data.                  42

 - Consolidated Statements for the Years Ended December 31,
   1995, 1994 and 1993                                                  42

   - Statement of Income                                                42

   - Cash Flows                                                         43

   - Balance Sheet                                                      44

   - Retained Earnings                                                  46

 - Notes to Consolidated Financial Statements                           47

   - Statement of Accounting Policies                                   47

   - Capitalization                                                     52

   - Rate-Related Regulatory Proceedings                                56

   - Accounting for Phase-in Plan                                       57

   - Income Taxes                                                       58

   - Short-Term Credit Arrangements                                     59

   - Supplementary Information                                          61

   - Pension and Other Benefits                                         62

   - Jointly Owned Plant                                                65

   - Unamortized Cancelled Nuclear Project                              65

   - Fuel Financing Obligations and Other Lease Obligations             66

   - Commitments and Contingencies                                      67

     - Capital Expenditure Program                                      67

     - Nuclear Insurance Contingencies                                  67

                                                                       PAGE
                                                                       ----
PART II (CONTINUED)

     - Other Commitments and Contingencies                              68

       - Hydro-Quebec                                                   68

       - Reorganization Charge                                          68

       - Site Remediation Costs                                         68

       - Property Taxes                                                 68

       - Environmental Concerns                                         69

   - Nuclear Fuel Disposal and Nuclear Plant Decommissioning            69

   - Property Tax Settlement                                            71

   - Fair Value of Financial Instruments                                71

   - Quarterly Financial Data (Unaudited)                               72

 Report of Independent Accountants                                      73

 Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures.                         74



PART III

 Item 10.  Directors and Executive Officers of the Company              74

 Item 11.  Executive Compensation.                                      74

 Item 12.  Security Ownership of Certain Beneficial Owners
           and Management.                                              74

 Item 13.  Certain Relationships and Related Transactions.              74



PART IV

 Item 14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K.                                         75

 Consent of Independent Accountants                                     82

 Signatures                                                             83

GLOSSARY

    Certain capitalized terms used in this Annual Report have the following meanings, and such meanings shall apply to terms both singular and plural unless the context clearly requires otherwise:

 "AFUDC" means allowance for funds used during construction.

 "CAM" means conservation adjustment mechanism.

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

 "EAC" means energy adjustment clause.

 "EPA" means the United States Environmental Protection Agency.

 "FERC" means the United States Federal Energy Regulatory Commission.

 "FCA" means fossil fuel adjustment clause.

 "LIBOR" means London Interbank Borrowing Rate.

 "LLW" means low-level radioactive wastes.

 "Millstone Unit 3" means the nuclear electric generating unit located in Waterford, Connecticut, which is jointly owned by UI and thirteen other New England electric utilities.

 "NDFC" means the Nuclear Decommissioning Finance Committee.

 "NEPOOL" means the New England Power Pool.

 "NOx" means nitrogen oxides.

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

 "RCRA" means the federal Resource Conservation and Recovery Act.

 "Seabrook Unit 1" means nuclear generating unit No. 1 located in Seabrook, New Hampshire, which is jointly owned by UI and ten other New England electric utilities.

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

                            PART I

Item 1. Business.

                           GENERAL

  The United Illuminating Company is an operating electric public utility company, incorporated under the laws of the State of Connecticut in 1899. It is engaged principally in the production, purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut. The population of this area is approximately 704,000 or 21% of the population of the State. The service area, largely urban and suburban in character, includes the principal cities of Bridgeport (population 137,000) and New Haven (population 124,000) and their surrounding areas. Situated in the service area are retail trade and service centers, as well as large and small industries producing a wide variety of products, including helicopters and other transportation equipment, electrical equipment, chemicals and pharmaceuticals. Of the Company's 1995 retail electric revenues, approximately 41% was derived from residential sales, 40% from commercial sales, 17% from industrial sales and 2% from other sales.

  UI has three wholly-owned subsidiaries. Research Center, Inc. (RCI) was formed to participate in the development of one or more regulated power production ventures, including possible participation in arrangements for the future development of independent power production and cogeneration facilities. United Energy International, Inc. (UEI) was formed to facilitate participation in a joint venture relating to power production plants abroad. United Resources, Inc. (URI) serves as the parent corporation for several unregulated businesses, each of which is incorporated separately to participate in business ventures that will complement and enhance UI's electric utility business and serve the interests of the Company and its shareholders and customers.

  Four wholly-owned subsidiaries of URI have been incorporated. Souwestcon Properties, Inc. (SPI) participated as a 25% partner in the ownership of a medical hotel building in New Haven, that has been sold. SPI no longer owns any property and is currently inactive. A second wholly-owned subsidiary of URI is Thermal Energies, Inc., which is participating in the development of district heating and cooling facilities in the downtown New Haven area, including the energy center for an office tower and participation as a 37% partner in the energy center for a city hall and office tower complex. A third URI subsidiary, Precision Power, Inc., provides power-related equipment and services to the owners of commercial buildings and industrial facilities. A fourth URI subsidiary, American Payment Systems, Inc., manages agents and equipment for electronic data processing of bill payments made by customers of utilities, including UI, at neighborhood businesses. In addition to these subsidiaries, URI also had a majority ownership interest in Ventana Corporation, a subsidiary that was dissolved in December 1995 and formerly offered energy conservation engineering and project management services to governmental and private institutions.

  The Board of Directors of the Company has authorized the investment of a maximum of $22.0 million, in the aggregate, of the Company's assets in all of URI's ventures, UEI and RCI, and, at December 31, 1995, approximately $19.8 million had been invested.

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

  Although UI has not historically been a major wholesale supplier of bulk electric power (power sold to other utilities), it has marketed generating capacity and energy aggressively in recent years, seeking to sell outside its service territory the power it produces in excess of the present needs of its own customers. Due to a general oversupply of power in the New England region and the region's slow economic growth, the Company's wholesale sales efforts have faced increasing competition; and new wholesale sales opportunities are expected to remain relatively weak during the near term. Moreover, competition in this market can be expected to increase by reason of the federal Energy Policy Act of 1992, which was designed to foster competition in the wholesale market by facilitating the ownership and operation of independently-owned generating facilities and authorizing the FERC to order electric utilities to furnish transmission service to the owners of these generating facilities. Competition may also increase in the wholesale power market, as a result of a pending FERC rulemaking that seeks to promote competition in that market by requiring electric utilities to furnish non-discriminatory transmission service to all buyers and sellers in the marketplace, and due to the entry of brokers and marketers, who buy and sell generating capacity and energy without owning or operating any generating or transmission facilities. In its pending rulemaking, the FERC has stressed the importance of allowing electric utilities to recover the costs of existing facilities (primarily generation) that would be rendered uneconomic ("stranded") by a competitive bulk power market.

  In UI's principal market, retail sales of electricity in the Company's franchised service territory, competitive pressures are rising from several sources. Industrial and large commercial customers may have the ability to own and operate facilities that generate their own electric energy requirements. If these facilities satisfy certain statutory requirements, UI can be required to purchase their output at UI's avoided cost. These customers may also substitute natural gas or oil for electricity as fuel for heating and cooling purposes, and industrial customers may have the option of relocating their facilities to a lower-cost environment. As a result of these pressures, and with the approval of the DPUC, UI offers special rate and service agreements to induce industrial and large commercial customers to remain on the Company's system. The Company now has more than a dozen multi-year contracts with major customers, including its largest customer. This customer is constructing a cogeneration unit that is expected to produce enough electricity to supply approximately one-half of the customer's requirements. The customer's remaining requirements will continue to be supplied by UI under a special rate and service agreement. To the extent that the Company loses revenues from customers leaving the system or paying for service under special rate or service agreements, the Company's only opportunity to replace such revenues will be through increased wholesale sales and retail sales growth. The Company is not capitalizing these "lost" revenues for future rate recovery and has stated publicly that it does not plan to seek retail rate increases for the foreseeable future.

  The legislatures and regulatory commissions in several states have considered or are considering "retail access". This, in general terms, means the transmission by an electric utility of energy produced by another entity over the utility's transmission and distribution system to a retail customer in the utility's own service territory. A retail access requirement would have the effect of permitting retail customers to purchase electric capacity and energy, at the election of such customers, from the electric utility in whose service area they are located or from any other electric utility or independent power producer. The DPUC has completed a proceeding that investigated whether retail access should be permitted in Connecticut. Among other things, the DPUC concluded that the introduction of open competition for retail sales is not in the best interests of the affected constituencies, State energy policy, or the economy of the State of Connecticut. Nevertheless, the DPUC recommended that Connecticut utilities should prepare for the eventuality of either retail access or some other form of competition that is more intense than the current franchise framework. Among many other factors, decisions and actions concerning retail access in other states could impact the timing and form of this transition. The FERC has stated that state regulatory commissions should address the issue of recovery by electric utilities of the costs of existing facilities that would be stranded by retail access.

  Although the Company is unable to predict the future effects of competitive forces in the electric utility industry, competition could result in a change in the regulatory structure of the industry, and costs that have traditionally been recoverable through the ratemaking process may not be recoverable in the future. This effect could have a material impact on the financial condition and/or results of operations of the Company.

  In anticipation of increased competition, the Company has initiated a continuing and focused effort to reduce and control costs, to reinforce customer loyalty and to develop additional sources of revenue. See Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations - "Major Influences on Financial Condition" and "Outlook".

                           RATES

  The Company's retail electric service rates are subject to regulation by the DPUC.

  UI's present general retail rate structure consists of various rate and service classifications covering residential, commercial, industrial and street lighting services.

  Utilities are entitled by Connecticut law to revenues sufficient to allow them to cover their operating and capital costs, to attract needed capital and maintain their financial integrity, while also protecting the public interest. In the Company's most recent retail rate proceeding, the DPUC authorized a return on equity of 12.4% for ratemaking purposes. However, the Company may earn up to 1% above this level for six consecutive months before a mandatory review is required by the DPUC. A Connecticut statute requires the DPUC to review and investigate the financial and operating records of each electric utility company, at intervals of not more than four years, to determine whether the company's rates comply with statutory standards. The Company expects that a proceeding under this statute will commence during 1996.

  The Company is allowed revenue increases for conservation and load management expenditures through a Conservation
Adjustment Mechanism (CAM) in its retail rates, and accordingly received a revenue increase in 1995 of $6.1 million, or 1%, through operation of the CAM. Except for CAM revenue increases, the Company has stated publicly that it does not plan to seek any retail rate increases for the foreseeable future.

  Since January 1971, UI has had a fossil fuel adjustment clause (FCA) in virtually all of its retail rates. The DPUC is required by law to convene an administrative proceeding prior to approving FCA charges or credits for each month. The law permits automatic implementation of the charges or credits if the DPUC fails to act within five days of the administrative proceeding, although all such charges and credits are also subject to further review and appropriate adjustment by the DPUC at public hearings required to be held at least every three months. The DPUC has made no material changes in UI's FCA charges and credits as the result of any of these proceedings or hearings. The Connecticut legislature has authorized the DPUC to adopt an energy adjustment clause (EAC), a fully-tracking fuel clause, to replace the FCA, if the EAC will achieve specified objectives; and the DPUC has conducted hearings on this issue. While the FCA applies only to fossil fuel price changes, an EAC could permit recovery of replacement fuel cost differentials incurred during extended nuclear generating unit outages. However, an EAC could also pass through to customers the benefits of the lower fuel costs associated with increased nuclear generation.

                        FINANCING

  The Company's capital requirements are presently projected as follows:

                                             1996   1997   1998   1999   2000
                                             ----   ----   ----   ----   ----
                                                         (millions)
Cash on Hand - Beginning of Year           $  5.1 $ 23.8  $  -    $ -    $ -
Internally Generated Funds (less Dividends)  99.4   95.2   101.0   99.1   83.7
                                            -----  -----   -----   ----   ----
     Subtotal                               104.5  119.0   101.0   99.1   83.7

Less:
Capital Expenditures                         69.9   60.0    52.2   77.5   51.1
                                            -----  -----   -----   ----   ----

Cash Available to pay Debt Maturities
 and Redemptions                             34.6   59.0    48.8   21.6   32.6

Less:
Maturities and Mandatory Redemptions         10.8   65.2   115.6  116.0  155.7
                                            -----  -----   -----  -----  -----

External Financing Requirements            $(23.8) $ 6.2  $ 66.8 $ 94.4 $123.1
                                           ======= =====  ====== ====== ======

Note: Internally Generated Funds (less Dividends), Capital Expenditures and
      External Financing Requirements are estimates based on current earnings and cash flow projections and are subject to change due to future events and conditions that may be substantially different than those used in developing the projections.

  All of the Company's capital requirements that exceed available cash will have to be provided by external financing. Although the Company has no commitment to provide such financing from any source of funds, other than a $75 million revolving credit agreement with a group of banks, described below, the Company expects to be able to satisfy its external financing needs by issuing common stock, preferred stock and additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and the level of the Company's income and cash flow.

  On January 17, 1995 and October 2, 1995, the Company repaid, at maturity, $50 million principal amount of 6.00%
Notes and $47 million principal amount of 7.25% Notes, respectively, of the Company.

  On January 17, 1995 and February 15, 1995, the Company repaid $55.3 million and $10.8 million principal amounts of maturing 10.32% and 9.44% First Mortgage Bonds issued by Bridgeport Electric Company, a wholly-owned subsidiary of the Company that was merged with and into the Company in September of 1994. On February 15, 1996, the Company repaid an additional $10.8 million of the 9.44% First Mortgage Bonds issued by Bridgeport Electric Company.

  On April 3, 1995, United Capital Funding Partnership L.P. ("United Capital"), a special purpose limited partnership in which the Company owns all of the general partner interests, issued $50 million of its monthly income 9 5/8% Preferred Capital Securities, Series A, ("Preferred Capital Securities") representing limited partnership interests in United Capital. United Capital loaned the proceeds of the issuance and sale of the Preferred Capital Securities to the Company in return for the Company's 9 5/8% Junior Subordinated Deferrable Interest Debentures, Series A, Due 2025. The net proceeds to the Company, approximately $48.4 million, were used to redeem, on May 10, 1995, $12.5 million of outstanding $100 par value 7.60% Preferred Stock, Series E (including a redemption premium of $125,000) and $15.0 million of outstanding $100 par value 7.60% Preferred Stock, Series F (including a redemption premium of $150,000) and to reduce short-term borrowings.

  On May 10, 1995, the Company made a tender offer for all of the shares of its outstanding $100 par value 4.35% Preferred Stock, Series A, 4.72% Preferred Stock, Series B, 4.64% Preferred Stock, Series C, and 5.625% Preferred Stock, Series D. On June 12 and July 17, 1995, the Company purchased and retired, at a discount of $2,457,531, 19,178 shares of the Series A, 17,790 shares of the Series B, 19,155 shares of the Series C and 10,488 shares of the Series D preferred stock issues.

  In May 1995 and June 1995, the Company entered into two separate, five-year, $50 million interest rate swap agreements with a major money center bank. Under the terms of the agreements, the Company will pay interest to the bank at fixed annual rates of 6.40% and 5.92%, respectively, and the bank will pay the Company interest at floating rates equal to the three-month London Interbank Borrowing Rate (LIBOR), which floating rates correspond to the floating rates on the Term Loan borrowings described below. The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates. At December 31, 1995, the Company would have been required to pay approximately $2.3 million to terminate the agreements.

  On August 29 and September 6, 1995, the Company borrowed $50 million and $100 million, respectively, under a Term Loan Agreement with a group of banks for a five-year period. The Company pays interest on the borrowings at a floating rate equal to the three-month LIBOR plus 0.55%. The interest rate swap agreements described in the preceding paragraph have effectively converted the interest rate on $100 million of the Company's floating rate Term Loan borrowings to fixed rates. As a result, the interest rates on two $50 million borrowings under the Term Loan Agreement are fixed at 6.95% and 6.47%.

  The Company has a revolving credit agreement with a group of banks, which currently extends to December 11, 1996. The borrowing limit of this facility is $75 million, reduced from the borrowing limit of $225 million under the previous revolving credit agreement. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 1995, the Company had no short-term borrowings outstanding under this facility.

  The Company's long-term debt instruments do not limit the amount of short-term debt that the Company may issue. The Company's revolving credit agreement described above requires it to maintain an available earnings/interest charges ratio of not less than 1.5:1.0 for each 12-month period ending on the last day of each calendar quarter. For the 12-month period ended December 31, 1995, this coverage ratio was 3.31.

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

  On the basis of the formulas contained in the Preferred
Stock provisions and the Seabrook Unit 1 lease financing documents, the coverages for each of the five years ended
December 31, 1995 are set forth below.

                             PREFERRED STOCK       SEABROOK LEASE
                                PROVISIONS          PROVISIONS
                        ------------------------ -----------------
                        PREFERRED    LONG-TERM   EARNINGS/INTEREST
    YEAR                 STOCK      INDEBTEDNESS       RATIO
    ----                ---------   ------------ -----------------

    1991                  3.38         3.77            2.20
    1992                  3.23         3.88            2.41
    1993                  3.33         3.67            2.59
    1994                  2.72         3.14            2.86
    1995                  2.68         2.71            3.31

  The Company has a 5.45% participating share in Phase II of the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. See "Arrangements with Other Utilities - Hydro-Quebec". As a participant, the Company is obligated to furnish a guarantee for its participating share of the debt financing for Phase II of the facility. As of December 31, 1995, the Company's guarantee liability for this debt amounted to approximately $8.7 million.

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

                         FUEL SUPPLY

                         FOSSIL FUEL

  The Company burns coal, residual oil and natural gas at its fossil fuel generating stations in Bridgeport and New Haven. During 1995, approximately 881,000 tons of coal, 2.2 million barrels of fuel oil and 4.1 billion cubic feet of natural gas were consumed in the generation of electricity. The Company owns fuel oil storage tanks at its major generating stations in Bridgeport and New Haven that have maximum capacities of approximately 680,000 and 650,000 barrels of oil, respectively. In addition, the Company maintains approximately a 45-day coal supply of 170,000 tons at its Bridgeport Harbor Station.

  The Company has a fuel oil supply contract with the Tosco
Corporation for the Company's New Haven and Bridgeport generating stations. The contract expires on September 30, 1996.

  The Company burns coal at the largest generating unit at Bridgeport Harbor Station, which is also capable of burning oil, and has a coal supply contract with Pittston Coal Sales Company that extends until July 31, 2007, subject to earlier termination provisions.

  The Company's New Haven Harbor Station has a dual-fuel capability of burning natural gas and oil. Under an agreement with Tenngasco, a division of Tenneco, that expires on December 31, 2000, the Company is obligated to burn approximately 6 billion cubic feet of gas per year, when offered by Tenngasco at a price that is competitive with oil. The natural gas burned by the Company during 1995 was not purchased pursuant to this agreement.

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

  After a region (approximately 1/3 to 1/2 of the nuclear fuel assemblies in the reactor at any time) of spent fuel is removed from a nuclear reactor, it is placed in temporary storage in a spent fuel pool at the nuclear station for cooling and ultimately is expected to be transported to permanent storage sites.

  Based on information furnished by the utilities responsible for the operation of the units in which the Company is participating, there are outstanding contracts that cover uranium concentrate purchases for the Connecticut Yankee Unit and Millstone Unit 3 through 1997 and for Seabrook Unit 1 through 1999. In addition, there are outstanding contracts, to the extent indicated below, for conversion, enrichment and fabrication services for these units extending through the following years:

                          CONVERSION TO
                          HEXAFLUORIDE  ENRICHMENT   FABRICATION
                          ------------- ----------   -----------
  Connecticut Yankee Unit   1997          2002          2007
  Millstone Unit 3          1999          2002          1997 (1)
  Seabrook Unit 1           1999          2002          2007

(1) The contract provides an option to extend fabrication services through 2003.

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

  The federal Clean Water Act requires permits for discharges of effluents into navigable waters and requires that all discharges of pollutants comply with federally approved state water quality standards. The Connecticut Department of Environmental Protection (DEP) has adopted, and the federal government has approved, water quality standards for receiving waters in Connecticut. A joint federal and state permit system, administered by the DEP, has been established to assure that applicable effluent limitations and water quality standards are met in connection with the construction and operation of facilities that affect or discharge into these waters. The current discharge permit for New Haven Harbor Station was issued by the DEP on September 30, 1991. The discharge permits for Bridgeport Harbor, English and Steel Point Stations expired in February, May and March of 1992, respectively. Applications for renewal of these permits had been filed in August, November and September of 1991, respectively, and while these renewal applications are pending, the terms of the expired permits continue in effect. The applications for English and Steel Point Stations have been modified to reflect changes in the operating status of these generating facilities and changes in the permitting system, and in November 1995 UI filed a request with the DEP to withdraw the application for Steel Point Station, as a result of the ongoing demolition of the decommissioned generating units at that location. Several new permits have been issued for specific discharges at New Haven Harbor, Bridgeport Harbor and/or English Stations; and, although other new permits have not yet been issued, the Company has not been advised by the DEP that any of these facilities has a permitting problem. The

DEP has determined that the thermal component of the discharges at each of the stations will not result in a violation of state water quality standards and that the location, design, construction and capacity of the cooling water intake structures reflect the best technology available, as defined by the federal Environmental Protection Agency (EPA). All discharge permits may be reopened and amended to incorporate more stringent standards and effluent limitations that may be adopted by federal and state authorities. Compliance with this permit system has necessitated substantial capital and operational expenditures by UI, and it is expected that such expenditures will continue to be required in the future.

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

  The same 1990 Clean Air Act amendments also contain major new requirements for the control of nitrogen oxides (NOx) that are applicable to generating units located in or near areas, such as UI's service territory, where ambient air quality standards for photochemical oxidants have not been attained. These amendments also require the installation and/or modification of continuous emission monitoring systems, and require all existing generating units to obtain operating permits. Through the end of 1995, the Company has expended a total of approximately $15.6 million to comply with these NOx controls and emission monitoring systems requirements. Controls installed with a portion of these expenditures have resulted in achievement of NOx emissions from the largest generating unit at Bridgeport Harbor Station substantially below, and at a date significantly in advance of, that required under the statute. As a result, the DEP has approved UI's creation of transferable and marketable NOx emission reduction credits, and supplemental approvals are anticipated for the creation of additional credits at this generating unit through April 1999. During 1995, UI consummated four sales of NOx emission reduction credits, and it continues to market these credits. These sales have not had a significant impact on the Company's earnings. In September 1994, the Ozone Transport Commission (consisting of the twelve northeastern-most states plus the District of Columbia) adopted a Memorandum of Understanding
(MOU) that obligates certain of those states, including Connecticut, to adopt regulations that will further limit emissions of NOx from large stationary sources, including utility boilers. The MOU calls for the reductions to occur in two steps; the first in 1999 and the second in 2003. It is expected that the regulations, when promulgated, will become part of the federally mandated revisions to Connecticut's plan for achieving compliance with air quality standards for photochemical oxidants. However, these regulations have not yet been promulgated, and the Company is not yet able to assess accurately the applicability and impact of implementing regulations to and on its generating facilities. Compliance may require substantial additional capital and operational expenditures in the future. In addition, due to the 1990 amendments and other provisions of the Clean Air Act, future construction or modification of fossil-fired generating units and all other sources of air pollution in southwestern Connecticut will be conditioned on installing state-of-the-art nitrogen oxides controls and obtaining nitrogen oxide emission offsets -- in the form of reductions in emissions from other sources -- which may hinder or preclude such construction or modification programs in UI's service area, depending on ambient pollutant levels over which the Company has no control.

  The Company's generating stations in Bridgeport and New
Haven comply with the air quality and emission performance standards adopted by those cities.

  Under the federal Toxic Substances Control Act (TSCA), the EPA has issued regulations that control the use and disposal of polychlorinated biphenyls (PCBs). PCBs had been widely used as insulating fluids in many electric utility transformers and capacitors manufactured before TSCA prohibited any further manufacture of such PCB equipment. Fluids with a concentration of PCBs higher than 500 parts per million and materials (such as electrical capacitors) that contain such fluids must be disposed of through burning in high temperature incinerators approved by the EPA. Solid wastes containing PCBs must be disposed of in either secure chemical waste landfills or in high-efficiency incinerators. In response to EPA regulations, UI has phased out the use of certain PCB capacitors and has tested all Company-owned transformers located inside customer-owned buildings and replaced all transformers found to have fluids with detectable levels of PCBs (higher than 1 part per million) with transformers that have no detectable PCBs. Presently, no transformers having fluids with levels of PCBs higher than 500 parts per million are known by UI to remain in service in its system, except at one of UI's generating stations. Compliance with TSCA regulations has necessitated substantial capital and operational expenditures by UI, and such expenditures may continue to be required in the future, although their magnitude cannot now be estimated. The Company has agreed to participate financially in the remediation of a source of PCB contamination attributed to UI-owned electrical equipment on property in New Haven. Although the scope of the remediation and the extent of UI's participation have not yet been fully determined, owners of the property have estimated the total remediation cost to be approximately $346,000.

  Under the federal Resource Conservation and Recovery Act
(RCRA), the generation, transportation, treatment, storage and disposal of hazardous wastes are subject to regulations adopted by the EPA. Connecticut has adopted state regulations that parallel RCRA regulations but are more stringent in some respects. The Company has complied with the notification and application requirements of present regulations, and the procedures by which UI handles, stores, treats and disposes of hazardous waste products have been revised, where necessary, to comply with these regulations. UI's Bridgeport Harbor and New Haven Harbor Stations have been registered as treatment, storage and disposal facilities, because of historic solid waste management activities at these sites. The Company has ceased using these sites for any of these purposes and has filed facility closure plans with the DEP; but further corrective actions may be required at one or more of them for documented or potential releases of hazardous wastes. Because regulations for such corrective actions have not yet been promulgated, the Company is unable to predict what impact, if any, such regulations may have on these facilities.

  The Company has estimated that the cost of environmental remediation of its decommissioned Steel Point Station property in Bridgeport will be approximately $11.3 million, and that the value of the property following remediation will not exceed $6.0 million. In its December 1992 decision on UI's application for retail rate increases, the DPUC provided for additional revenues to be recovered from customers, in the amount of $4.3 million of the difference, during the period 1993-1996, subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

  RCRA also regulates underground tanks storing petroleum products or hazardous substances, and Connecticut has adopted state regulations governing underground tanks storing petroleum and petroleum products that, in some respects, are more stringent than the federal requirements. The Company has 17 underground storage tanks, which are used primarily for gasoline and fuel oil, that are subject to these regulations. The Company has a testing program to detect leakage from any of its tanks, and it may incur substantial costs for future actions taken to prevent tanks from leaking, to remedy any contamination of groundwater, and to remove and replace older tanks in compliance with federal and state regulations.

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

  In complying with existing environmental statutes and regulations and further developments in these and other areas of environmental concern, including legislation and studies in the fields of water and air quality (particularly "air toxics" and "global warming"), hazardous waste handling and disposal, toxic substances, and electric and magnetic fields, the Company may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, and it may incur additional operating expenses. Litigation expenditures may also increase as a result of scientific investigations, and speculation and debate, concerning the possibility of harmful health effects of electric and magnetic fields. The total amount of these expenditures is not now determinable. See also "Franchises, Regulation and Competition" and Item
2. Properties - "Nuclear Generation".

                      EMPLOYEES

  As of December 31, 1995, the Company had 1,358 employees, including 38 in subsidiary operations. Of these, approximately 67% had been with the Company for 10 or more years.

  Approximately 695 of the Company's operating, maintenance and clerical employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes. On May 22, 1995, the Company and the union agreed on a three-year contract, effective May 16, 1995. There has been no work stoppage due to labor disagreements since 1966, other than a strike of three days duration in May 1985; and employee relations are considered satisfactory by the Company.

Item 2.  Properties

                          GENERATING FACILITIES

   The electric generating capability of the Company as of December 31, 1995, based on summer ratings of the generating units, was as follows:

                                      YEAR OF    MAX CLAIMED        UI
UI OPERATED:                 FUEL  INSTALLATION CAPABILITY, MW  ENTITLEMENT
---------------------------  ----  ------------ --------------  -----------
                                                               %       Mw
Bridgeport Harbor Station 1 #6 Oil  1957         82.00       100.00   82.00(1)
Bridgeport Harbor Station 2 #6 Oil  1961        170.00       100.00  170.00
Bridgeport Harbor Station 3 #6 Oil/
                             Coal   1968/1985   385.00       100.00  385.00(2)
Bridgeport Harbor Station 4 Jet Oil 1967         17.10       100.00   17.10
New Haven Harbor Station    #6 Oil/
                             Gas    1975        447.00        93.71  418.86(3)
English Station 7           #6 Oil  1948         34.06       100.00   34.06(4)
English Station 8           #6 Oil  1953         38.49       100.00   38.49(4)

OPERATED BY OTHER UTILITIES:
---------------------------

Connecticut Yankee Unit,    Nuclear 1968        560.10         9.50   53.21(5)
Haddam, Connecticut

Millstone Unit 3,           Nuclear 1986       1119.60         3.685  41.26(6)
Waterford, Connecticut

Seabrook Unit 1,            Nuclear 1990       1155.00        17.50  202.13(7)
Seabrook, New Hampshire

POWER PURCHASES FROM
COGENERATION FACILITIES:
-----------------------

Bridgeport RESCO,           Refuse  1988         59.45       100.00   59.45
Bridgeport, Connecticut

Shelton Landfill            Gas     1995          1.88       100.00    1.88
Shelton, Connecticut
                                                                    -------
Total                                                               1503.44
                                                                    =======

(1) Effective January 1, 1994, Bridgeport Harbor Station 1 was removed from operation and dispatching under NEPOOL and was placed in deactivated reserve. See Item 1. Business - "Arrangements with Other Utilities".
(2)  The unit has been burning coal since January 1985.
(3) UI's 93.705% ownership share of total net capability, including 25 MW sold to another utility for a 10-year period, commencing October 1, 1986 and 25 MW involved in a capacity exchange with another utility for a 6.5 year period, commencing May 1, 1993. This unit is jointly owned by UI (93.705%), Fitchburg Gas and Electric Light Company (4.5%) and the electric departments of three Massachusetts municipalities (1.795%). See Item 1. Business - "Fuel Supply".
(4) English Station Units 7 and 8 were placed in deactivated reserve, effective January 1, 1992.
(5) Represents UI's 9.5% entitlement in the unit. See Item 1. Business - "Financing".
(6)  Represents UI's 3.685% ownership share of total net capability.
(7) Represents UI's 17.5% ownership share of total net capability. In August 1990, UI sold to and leased back from an owner trust established for the benefit of an institutional investor a portion of UI's 17.5% ownership interest in this unit. This portion of the unit is subject to the lien of a first mortgage granted by the owner trustee.

                TABULATION OF PEAK LOADS, RESOURCES, AND MARGINS
                     1995 ACTUAL,  1996 - 2000 FORECAST
                                  (MEGAWATTS)
                               Actual                  Forecast
                               ------   -------------------------------------
                                1995    1996    1997     1998    1999    2000
At Time of Peak Load
 on UI's System:
--------------------

Capacity of generating
 units operated by UI (1)      990.96  990.96  990.96  990.96  990.96  990.96
-------------------------

Entitlements in nuclear
 units (1) (2)
-----------------------
  Connecticut Yankee Unit       53.21   53.21   53.21   53.21   53.21   53.21
  Millstone Unit 3              41.26   41.26   41.26   41.26   41.26   41.26
  Seabrook Unit 1              202.13  202.13  202.13  202.13  202.13  202.13
                               ------  ------  ------  ------  ------  ------
                               296.60  296.60  296.60  296.60  296.60  296.60
                               ------  ------  ------  ------  ------  ------

Equivalent capacity value
 of entitlement in
 Hydro-Quebec (1) (2)           98.10   98.10   98.10   98.10   98.10   98.10
-------------------------

Purchases from cogeneration
 facilities
---------------------------
  Bridgeport RESCO              59.45   59.45   59.45   59.45   59.45   59.45
  Shelton Landfill               1.88    1.74    1.61    1.50    1.57    1.54

Purchase from New York
 Power Authority                 1.14    1.14    1.14    1.14    1.14    1.14
----------------------

Purchases from (sales to)
 other utilities
------------------------
 Net power contracts - fossil  (14.00)  (1.80)   8.20   38.20   38.20  (30.00)
                              -------  ------- ------- ------- ------- -------
Total generating resources    1434.13 1446.19 1456.06 1485.95 1486.02 1417.79
                              ======= ======= ======= ======= ======= =======
Calculation of NEPOOL
 capability responsibility (3)
------------------------------
Peak load                     1157.00 1167.00 1164.00 1167.00 1175.00 1183.00
Required reserve margin        194.51  237.07  231.57  218.74  212.93  220.26
                              ------- ------- ------- ------- ------- -------
Total capability
   responsibility             1351.51 1404.07 1395.57 1385.74 1387.93 1403.26
                              ======= ======= ======= ======= ======= =======

Available Margin (4)            79.60   39.24   57.74   97.57   95.38   11.85
                              ======= ======= ======= ======= ======= =======

(1)  Capacity shown reflects summer ratings of generating units.
(2) Winter ratings of UI nuclear and Hydro-Quebec interconnection's equivalent capacity value entitlements (megawatts):
          Connecticut Yankee Unit  -  55.40
          Millstone Unit 3         -  42.22
          Seabrook Unit 1          - 202.65
          Hydro-Quebec             -  66.22
(3)  UI's required capacity as a NEPOOL participant.
(4) Total generating resources, excluding purchases from New York Power Authority and Shelton Landfill, less capability responsibility.
     In addition, UI maintains three units (Bridgeport Harbor Station 1 and English Station 7 and 8) in deactivated reserve, representing a total of 155 MW of generating capacity.

  During 1995, the peak load on the Company's system was approximately 1,157 megawatts, which occurred in August. UI's total generating capability at the time was 1,434 megawatts, including a 98.7 megawatt increase in capability provided by the equivalent capacity value of UI's entitlements in the Hydro-Quebec facility and reflecting the net effect of temporary arrangements with other electric utilities and cogenerators. The Company is currently forecasting an annual average compound growth in peak load of .6% during the period 1995 to 2005. Based on current forecasts of loads, UI's generating capability will exceed its projected capability responsibility to NEPOOL for generating capacity through at least 2001, and English Station Units 7 and 8 and Bridgeport Harbor Station Unit 1 can be reactivated if higher than anticipated load growth occurs. If, due to the permanent loss of a generating unit or higher than expected load growth, UI's own generating capability becomes inadequate to meet its capability responsibility to NEPOOL, UI expects to be able to reduce the load on its system by the implementation of additional demand-side management programs, to acquire other demand-side and supply-side resources, and/or to purchase capacity from other utilities as necessary. However, because the generation and transmission systems of the major New England utilities, including UI, are operated as if they were a single system, the ability of UI to meet its load is and will be dependent on the ability of these New England utilities to meet the region's load. At the time of the NEPOOL summer peak in July, these New England utilities had 26,531 megawatts of generating capacity, including 1,500 megawatts of interconnection credit of the Hydro-Quebec facility, available to meet the New England peak load of 20,499 megawatts. See "Nuclear Generation" and Item 1. Business - "Competition" and "Arrangements with Other Utilities".

  Shown below is a summary of the Company's sources and uses of electricity for 1995.

                              MEGAWATTHOURS
                              -------------
                                 (000'S)
SOURCES                                  USES
-------                                  ----
OWNED                                    Retail Customers       5,339
 Nuclear (Millstone Unit 3
   and Seabrook Unit 1)           1,762
 Coal                             2,295  Wholesale
 Oil                              1,285    Delivered to NEPOOL  1,105
 Gas & Gas Turbines                 390    Contracts              889
                                  -----
   Total Owned                    5,732
                                         Company Use & Losses     308
                                                                -----
PURCHASED
 Nuclear (Connecticut Yankee Unit)  348      Total Uses         7,641
 Contracts                          926                         =====
 NEPOOL                             350
 Hydro-Quebec                       285
                                  -----
   Total Sources                  7,641
                                  =====

                   TRANSMISSION AND DISTRIBUTION PLANT

  The transmission lines of the Company consist of approximately 100 circuit miles of overhead lines and approximately 20 circuit miles of underground lines, all operated at 345 KV or 115 KV and located within or immediately adjacent to the territory served by the Company. These transmission lines interconnect the Company's English, Bridgeport Harbor and New Haven Harbor generating stations and are part of the New England transmission grid through connections with the transmission lines of The Connecticut Light and Power Company. A major portion of the Company's transmission lines is constructed on a railroad right-of-way pursuant to a Transmission Line Agreement that expires in May 2000.

  The Company owns and operates 24 bulk electric supply substations with a capacity of 2,656,000 KVA and 46 distribution substations with a capacity of 263,750 KVA.
The Company has 3,123 pole-line miles of overhead distribution lines and 130 conduit-bank miles of underground distribution lines.

  See "Capital Expenditure Program" concerning the estimated cost of additions to the Company's transmission and distribution facilities.

                           CAPITAL EXPENDITURE PROGRAM

    The Company's 1996-2000 capital expenditure program, excluding allowance for funds used during construction (AFUDC) and its effect on certain capital related items, is presently budgeted as follows:

                           1996        1997        1998        1999       2000      Total
                           ----        ----        ----        ----       ----      -----
                                             (000's)
Production               $19,464     $15,240     $14,304     $32,700    $12,972   $ 94,680
Distribution              22,272      19,956      19,236      18,996     20,112    100,572
Transmission               2,436       3,360       5,436       5,304      5,256     21,792
Conservation and
  Load Management          7,848       6,492       6,000       6,000      6,000     32,340
Nuclear Fuel               2,988       8,292       2,952      10,488      3,204     27,924
Other                     14,880       6,612       4,260       3,996      3,588     33,336
                         -------    --------     -------     -------    -------   --------

 Total Expenditures      $69,888     $59,952     $52,188     $77,484    $51,132   $310,644
                         -------     -------     -------     -------    -------   --------

AFUDC (Pre-tax)           $2,626      $2,815      $2,606      $2,502     $3,305
Book Depreciation (1)     63,177      65,419      68,830      72,296     71,369
Decommissioning            2,083       2,238       2,330       2,436      2,547
Amortization of Deferred
 Return on Seabrook
 Unit 1 Phase-In          12,586      12,586      12,586      12,586          0

Estimated Rate Base
 (end of period)      $1,209,001  $1,183,537  $1,153,302  $1,142,580 $1,111,187

(1) Steel Point Station environmental remediation costs of $1,075,000 are included in 1996.

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

  Public controversy concerning nuclear power could also adversely affect the nuclear generating units in which UI has interests. Proposals to force the premature shutdown of nuclear plants in other New England states have in the past received serious attention, and the licensing of Seabrook Unit 1 was a regional issue. A renewal of the controversy could be expected to increase the costs of operating the nuclear generating units in which UI has interests; and it is possible that one or more of the units could be shut down prematurely, resulting in increased fuel and/or replacement power costs, earlier funding of costs associated with decommissioning the unit and acceleration of depreciation expense, which could have an adverse impact on the Company's financial condition and/or results of operations.

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

  Although each of these units has purchased $2.75 billion of property insurance coverage, representing the limits of coverage currently available from conventional nuclear insurance pools, the cost of a nuclear incident could exceed available insurance proceeds. In addition, two of the nuclear insurance pools that provide portions of this coverage may levy assessments against the insured owner companies if pool losses exceed the accumulated funds available to the pool. The maximum potential assessments against the Company with respect to losses occurring during current policy years are approximately $7.5 million.

           WASTE DISPOSAL AND DECOMMISSIONING

  Costs associated with nuclear plant operations include amounts for disposal of nuclear wastes, including spent fuel, and for the ultimate decommissioning of the plants. Under the Nuclear Waste Policy Act of 1982, the federal Department of Energy (DOE) is required to design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel. The Act requires the DOE to provide, beginning in 1998, for the disposal of spent nuclear fuel and high level radioactive waste from commercial nuclear plants through contracts with the owners and generators of such waste; and the DOE has established disposal fees that are being paid to the federal government by electric utilities owning or operating nuclear generating units. In return for payment of the prescribed fees, the federal government is to take title to and dispose of the utilities' high level wastes and spent nuclear fuel beginning no later than January 1998. However, the DOE has announced that its first high level waste repository will not be in operation earlier than 2010 and possibly not earlier than 2013, notwithstanding the DOE's statutory and contractual responsibility to begin disposal of high-level radioactive waste and spent fuel beginning not later than January 31, 1998.

  The DOE has also announced that, absent a repository, DOE has no statutory obligation to begin taking high level wastes and spent nuclear fuel for disposal by January 1998. Numerous utilities and states have filed suit seeking a judicial declaration that DOE has a statutory responsibility to take title to and dispose of high level wastes and spent nuclear fuel beginning in January 1998, and seeking remedies should this not occur. The court is expected to issue findings by mid-1996.

  Legislation is pending in the United States Congress to address Spent Fuel/High Level Waste Disposal issues; but it is unclear at this time whether legislation will be forthcoming.

  Until the federal government begins receiving such materials, operating nuclear generating units will need to retain high level wastes and spent nuclear fuel on-site or make other provisions for their storage. Storage facilities for Millstone Unit 3 and the Connecticut Yankee Unit are expected to be adequate for the projected life of the units. Storage facilities for Seabrook Unit 1 are expected to be adequate until at least 2010. Fuel consolidation and compaction technologies are being considered for Seabrook Unit 1 and may provide adequate storage capability for the projected life of the unit. In addition, other licensed technologies, such as dry storage casks, may satisfy spent nuclear fuel storage requirements.

  Disposal costs for low-level radioactive wastes (LLW) that result from normal operation of nuclear generating units have increased significantly in recent years and are expected to continue to rise. The cost increases are functions of increased packaging and transportation costs and higher fees and surcharges charged by the disposal facilities. Currently, the Chem Nuclear LLW facility at Barnwell, South Carolina, is open to the Connecticut Yankee Unit, Millstone Unit 3, and Seabrook Unit 1 for disposal of LLW. The Envirocare LLW facility at Clive, Utah, is also open to these generating units for portions of their LLW. All three units have contracts in place for LLW disposal at these disposal facilities.

  Because access to LLW disposal may be lost at any time, the Connecticut Yankee Unit, Millstone Unit 3 and Seabrook Unit 1 have storage plans that will allow on-site retention of LLW for at least five years in the event that disposal is interrupted.

  The Company cannot predict whether or when a LLW disposal site will be designated in Connecticut. The State of New Hampshire has not met deadlines for compliance with the Low-Level Radioactive Waste Policy Act and has stated that the state is unsuitable for a LLW disposal facility. Both Connecticut and New Hampshire are also pursuing other options for out-of-state disposal of LLW.

  NRC licensing requirements and restrictions are also applicable to the decommissioning of nuclear generating units at the end of their service lives, and the NRC has adopted comprehensive regulations concerning decommissioning planning, timing, funding and environmental reviews. UI and the other owners of the nuclear generating units in which UI has interests estimate decommissioning costs for the units and attempt to recover sufficient amounts through their allowed electric rates to cover expected decommissioning costs. Changes in NRC requirements or technology can increase estimated decommissioning costs.

  New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $432 million (in 1996 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be approximately $76 million.
This estimate premises the prompt removal and dismantling of the Unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during 1995 was $1.4 million. UI's share of the fund at December 31, 1995 was approximately $7.2 million.

  Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. Current decommissioning cost estimates for Millstone Unit 3 and the Connecticut Yankee Unit are $478 million (in 1996 dollars) and $375 million (in 1996 dollars), respectively, of which the Company's share would be approximately $18 million and $36 million, respectively. These estimates premise the prompt removal and dismantling of each unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to decommissioning trust funds managed by Northeast Utilities. UI's share of the Millstone Unit 3 decommissioning payments made during 1995 was $459,000. UI's share of the fund at December 31, 1995 was approximately $3.1 million. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $1.3 million were funded by UI during 1995, and UI's share of the fund at December 31, 1995 was $17.1 million.

Item 3.  Legal Proceedings.

  On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the
City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. On May 7, 1994, the Company received a "Certificate of
Correction....to correct a clerical omission or mistake"
from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994, generating tax claims of approximately $3.5 million. On March 1, 1995, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1995-1996, which notices purport to increase said assessed value by approximately 48% over the valuation declared by the Company, generating tax claims of approximately $3.5 million. On May 11, 1995, the Company received notices of assessment changes relative to the assessed values of the Company's personal property for the tax years 1992-1993 and 1993-1994, which notices purport to increase said assessed values by approximately 45% and 49%, respectively, over the valuations declared by the Company, generating tax claims of approximately $4.1 million and $3.5 million, respectively. The City's tax assessor is conducting hearings regarding the assessed value of the Company's personal property for the tax year 1996-1997; and the Company anticipates that the tax assessor will take some action to increase said assessed value for that tax year. The Company is contesting each of these actions by the City's tax assessor vigorously. On January 9, 1996, the Connecticut Superior Court granted the Company's motion for summary judgment against the City relative to the "updated" personal property tax bills for the tax year 1991-1992. The City has appealed to the Appellate Court from the Superior Court decision, which decision would also be applicable to and defeat the valuation increases for the tax years 1992-1993
and 1993-1994 if it is sustained on appeal.   It is the
present opinion of the Company that the ultimate outcome of this dispute will not have a significant impact on the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

  There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December
31, 1995.

              EXECUTIVE OFFICERS OF THE COMPANY

  The names and ages of all executive officers of the Company and all such persons chosen to become executive officers, all positions and offices with the Company held by each such person, and the period during which he or she has served as an officer in the office indicated, are as follows:

NAME                    AGE  POSITION                         EFFECTIVE DATE
----                    ---  --------                         --------------
Richard J. Grossi       60   Chairman of the Board of         May 1, 1991
                              Directors and Chief
                              Executive Officer
Robert L. Fiscus        58   President and Chief
                              Financial Officer               May 1, 1991
James F. Crowe          53   Executive Vice President and
                              Chief Customer Officer          January 1, 1994
Rita L. Bowlby          57  Vice President-Corporate Affairs  February 1, 1993
Raymond G. Dube         53  Vice President-Transmission and
                              Distribution                    October 1, 1994
Stephen F. Goldschmidt  50  Vice President-Information
                              Resources                       January 1, 1994
Albert N. Henricksen    54  Vice President-Administration     January 1, 1994
David W. Hoskinson      60  Vice President-Generation         January 1, 1994
Robert H. Hyde          55  Vice President-Customer Services  January 1, 1986
E. Jon Majkowski        53  Vice President                    May 1, 1992
Anthony J. Vallillo     47  Vice President-Marketing          June 1, 1992
James L. Benjamin       54  Controller                        January 1, 1981
Kurt D. Mohlman         47  Treasurer and Secretary           January 1, 1994
Charles J. Pepe         47  Assistant Treasurer and
                              Assistant Secretary             January 1, 1994

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

  A brief account of the business experience during the past five years of each executive officer of the Company is as follows:

  RICHARD J. GROSSI. Mr. Grossi served as President and Chief Operating Officer during the period January 1, 1991 to
May 1, 1991.   He has served as Chairman of the Board of
Directors and Chief Executive Officer since May 1, 1991.

  ROBERT L. FISCUS.   Mr. Fiscus served as Executive Vice
President and Chief Financial Officer of the Company during the period January 1, 1991 to May 1, 1991. He has served as President and Chief Financial Officer since May 1, 1991.

  JAMES F. CROWE.   Mr. Crowe served as Senior Vice
President-Marketing of the Company during the period January 1, 1991 to May 1, 1992, and as Executive Vice President from May 1, 1992 to January 1, 1994. He has served as Executive Vice President and Chief Customer Officer since January 1, 1994.

  RITA L. BOWLBY.   Ms. Bowlby has served as Vice President-
Corporate Affairs since February 1, 1993. Prior to joining the Company, during the period from January 1, 1991 to February 1, 1993, she served as President of Bowlby & Associates, a business-to-business communications agency in Farmington, Connecticut.

  RAYMOND G. DUBE.   Mr. Dube served as Transmission Manager
during the period January 1, 1991 to July 1, 1992, as Director of Transmission & Distribution Operations from
July 1, 1992 to March 1, 1994 and Director of Electric Systems from March 1, 1994 to October 1, 1994. He has served as Vice President-Transmission and Distribution since October 1, 1994.

  STEPHEN F. GOLDSCHMIDT.   Mr. Goldschmidt served as Vice
President-Planning from January 1, 1991 to January 1, 1994.
He has served as Vice President-Information Resources since
January 1, 1994.

  ALBERT N. HENRICKSEN.   Mr. Henricksen served as Vice
President-Human and Environmental Resources during the period January 1, 1991 to January 1, 1994. He has served as
Vice President-Administration since January 1, 1994.

  DAVID W. HOSKINSON.   Mr. Hoskinson served as Senior Vice
President-Generation Engineering and Operations during the period January 1, 1991 to January 1, 1994. He has served as
Vice President-Generation since January 1, 1994.

  ROBERT H. HYDE.   Mr. Hyde has served as Vice
President-Customer Services of the Company during the five-year period.

  E. JON MAJKOWSKI.   Mr. Majkowski served as Vice
President-Public Affairs of the Company during the period
January 1, 1991 to May 1, 1992.  He has served as Vice
President since May 1, 1992.

  ANTHONY J. VALLILLO.  Mr. Vallillo served as Director of
Marketing during the period January 1, 1991 to June 1, 1992.
He has served as Vice President-Marketing since June 1,
1992.

  JAMES L. BENJAMIN.   Mr. Benjamin has served as Controller
of the Company during the five-year period.

  KURT D. MOHLMAN.   Mr. Mohlman served as Director of
Financial Planning and Investor Relations during the period
January 1, 1991 to January 1, 1994.  He has served as
Treasurer and Secretary of the Company since January 1,
1994.

  CHARLES J. PEPE.   Mr. Pepe served as Director of
Financing during the period January 1, 1991 to January 1,
1994.  He has served as Assistant Treasurer and Assistant
Secretary of the Company since January 1, 1994.

PART II


Item 5.  Market for the Company's Common Equity and Related
         Stockholder Matters.

  UI's Common Stock is traded on the New York Stock
Exchange, where the high and low sale prices during 1995 and 1994 were as follows:

                           1995 SALE PRICE   1994 SALE PRICE
                           ---------------   ---------------
                           HIGH      LOW     HIGH      LOW
                           ----      ---     ----      ---

          First Quarter    33 1/4  29 1/2    39 1/2   35 1/4
          Second Quarter   33 5/8  31 1/4    37 1/8   32 1/2
          Third Quarter    35 1/4  31 1/2    34 1/2   29 1/8
          Fourth Quarter   38 1/2  35 3/4    30 1/2   29

  UI has paid quarterly dividends on its Common Stock since
1900. The quarterly dividends declared in 1994 and 1995 were at a rate of 69 cents per share and 70 1/2 cents per share, respectively.

  The indenture under which the Company's Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $98.7 million were free from such limitations at December 31, 1995.

  As of January 31, 1996, there were 16,976 Common Stock shareowners of record.

Item 6. Selected Financial Data
                                          1995          1994          1993
===============================================================================
FINANCIAL RESULTS OF OPERATION ($000'S)
Sales of electricity:
  Retail
    Residential                         $260,694      $252,386      $238,185
    Commercial                           259,715       250,771(2)    256,559
    Industrial                           106,963       104,242(2)     97,466
    Other                                 11,736        11,469        11,349
                                      ----------    ----------    ----------
  Total Retail                           639,108       618,868       603,559
  Wholesale (1)                           48,232        34,927        45,931
Other operating revenues                   3,109         2,953         3,533
                                      ----------    ----------    ----------
  Total operating revenues               690,449       656,748       653,023
                                      ----------    ----------    ----------
Fuel and interchange energy -net
  Retail -own load                        96,538        99,589        98,694
  Wholesale                               41,631        27,765        39,356
Capacity purchased-net                    47,420        44,769        47,424
Depreciation                              61,426        58,165        56,287
Other amortization, principally deferred
 return and cancelled plant               13,758         1,172         1,780
Other operating expenses,
 excluding tax expense                   183,749       193,098       203,427(3)
Gross earnings tax                        27,379        27,403        27,955
Other non-income taxes                    31,564        32,458        29,977
                                      ----------    ----------    ----------
  Total operating expenses, excluding
    income taxes                         503,465       484,419       504,900
                                      ----------    ----------    ----------
Deferred return Seabrook Unit 1                0             0         7,497
AFUDC                                      2,762         3,463         4,067
Other non-operating income(loss)          (4,272)       (1,907)           71
Interest expense
  Long-term debt                          63,431        73,772        80,030
  Other                                   13,140        10,301        12,260
                                      ----------    ----------    ----------
   Total                                  76,571        84,073        92,290
                                      ----------    ----------    ----------
Minority interest in preferred
   securities                              3,583             0             0
Income tax expense
  Operating income tax                    59,828        44,937        33,309
  Non-operating income tax                (4,901)       (3,214)       (6,322)
                                      ----------    ----------     ---------
   Total                                  54,927        41,723        26,987
                                      ----------    ----------     ---------
Income(loss) before cumulative effect
 of accounting change                     50,393        48,089        40,481
Cumulative effect of change in
 accounting - net of tax                       0        (1,294)            0
                                      ----------    ----------     ---------
Net income (loss)                         50,393        46,795        40,481(4)
Discount on preferred stock redemption    (2,183)            0             0
Preferred and preference stock
 dividends                                 1,329         3,323         4,318
                                      ----------    ----------     ---------
Income (loss) applicable to common
 stock                                   $51,247       $43,472       $36,163
-------------------------------------------------------------------------------
Operating income                        $127,156      $127,392      $114,814
===============================================================================
FINANCIAL CONDITION ($000'S)
Plant in service-net                  $1,277,910    $1,268,145    $1,243,426
Construction work in progress             41,817        57,669        77,395
Plant-related regulatory asset                 0             0             0
Other property and investments            53,355        53,267        58,096
Current assets                           137,277       157,309       187,981
Deferred charges and regulatory assets   475,258       538,601       567,394
                                      ----------    ----------    ----------
  Total Assets                        $1,985,617    $2,074,991    $2,134,292
-------------------------------------------------------------------------------
Common stock equity                     $439,981      $428,028      $423,324
Preferred, preference stock and
  preferred securities                    60,539        44,700        60,945
Long-term debt excluding current portion 845,684       708,340       875,268
Noncurrent liabilities                    31,915        29,281        29,119
Current portion of long-term debt         40,800       193,133       143,333
Notes payable                                  0        67,000             0
Other current liabilites                 136,168       152,261       150,890
Deferred income tax liabilities
  and other                              430,530       452,248       451,413
                                      ----------    ----------    ----------
  Total Capitalization and
   Liabilities                        $1,985,617    $2,074,991    $2,134,292
===============================================================================

  (1) Operating Revenues, for years prior to 1992, include wholesale power exchange contract sales that were reclassified from Fuel and Capacity expenses in accordance with Federal Energy Regulatory Commission requirements.
  (2) Includes reclassification of certain Commercial and Industrial customers.



    1992       1991       1990       1989       1988       1987       1986
============================================================================



  $226,455   $226,751   $211,891   $205,183   $200,170   $188,740   $178,268
   253,456(2) 255,782    234,704    219,852    208,801    195,972    180,888
    97,010(2)  91,895     94,526     92,855     96,665    100,354     99,939
    11,065     10,886     10,536      9,943      9,732      9,480      9,516
---------- ---------- ---------- ---------- ---------- ---------- ----------
   587,986    585,314    551,657    527,833    515,368    494,546    468,611
    75,484     84,236     85,657     77,925     63,263     54,708     48,010
     3,855      3,821      3,332      3,348      3,570      3,077      2,508
---------- ---------- ---------- ---------- ---------- ---------- ----------
   667,325    673,371    640,646    609,106    582,201    552,331    519,129
---------- ---------- ---------- ---------- ---------- ---------- ----------

   108,084    123,010    119,285    128,739    121,425    131,471    126,778
    55,169     61,858     69,117     62,681     53,837     51,411     46,466
    43,560     44,668     42,827     50,234     35,465     17,746     15,028
    50,706     48,181     36,526     35,618     24,069     37,160     22,112

    10,415     10,415      4,173     10,415     10,415     10,415     11,354

   183,426    178,912    176,419    144,867    133,407    127,900    120,094
    27,362     27,223     25,595     24,506     23,948     22,997     21,838
    31,869     28,673     24,648     20,294     21,695     17,194     17,991
---------- ---------- ---------- ---------- ---------- ---------- ----------

   510,591    522,940    498,590    477,354    424,261    416,294    381,661
---------- ---------- ---------- ---------- ---------- ---------- ----------
    15,959     17,970     21,503          0          0          0          0
     3,232      5,190      3,443     65,443     75,656     81,419     78,044
    18,545      2,697     22,654   (219,742)   (23,369)   (97,686)   (75,380)

    88,666     90,296     94,056     91,126     90,022     88,700     88,610
    12,882      9,847     15,468     22,849     12,069      9,228      2,223
---------- ---------- ---------- ---------- ---------- ---------- ----------
   101,548    100,143    109,524    113,975    102,091     97,928     90,833
---------- ---------- ---------- ---------- ---------- ---------- ----------

         0          0          0          0          0          0          0

    48,712     47,231     43,493     37,963     44,045     50,633     51,419
   (12,558)   (19,299)   (17,409)  (101,135)   (14,548)   (37,440)   (33,884)
---------- ---------- ---------- ---------- ---------- ---------- ----------
    36,154     27,932     26,084    (63,172)    29,497     13,193     17,535
---------- ---------- ---------- ---------- ---------- ---------- ----------

    56,768     48,213     54,048    (73,350)    78,639      8,649     31,764

         0      7,337          0          0          0          0          0
---------- ---------- ---------- ---------- ---------- ---------- ----------
    56,768     55,550     54,048    (73,350)    78,639      8,649     31,764
         0          0          0          0          0          0          0

     4,338      4,530      4,751      8,233     11,348     11,953     18,969
---------- ---------- ---------- ---------- ---------- ---------- ----------

   $52,430    $51,020    $49,297   ($81,583)   $67,291    ($3,304)   $12,795
----------------------------------------------------------------------------
  $108,022   $103,200    $98,563    $93,789   $113,895    $85,404    $86,049
=============================================================================

$1,224,058 $1,219,871 $1,209,173   $562,473   $560,930   $563,210   $571,549
    59,809     54,771     50,257    675,831    812,246    737,169    742,585
         0          0          0     81,768     88,339     68,603     55,497
    65,320     79,009     90,006     91,648     83,860     76,032     70,927
   247,954    164,839    161,066    170,823    166,270    122,075    107,399
   556,493    554,365    553,986    605,696    653,418    610,913    607,294
---------- ---------- ---------- ---------- ---------- ---------- ----------
$2,153,634 $2,072,855 $2,064,488 $2,188,239 $2,365,063 $2,178,002 $2,155,251
-----------------------------------------------------------------------------
  $422,746   $401,771   $379,812   $362,584   $473,674   $438,564   $476,108

    60,945     62,640     69,700     70,000    104,000    110,000    133,000
   893,457    909,998    899,993    868,884    862,287    767,559    661,548
    25,853     96,973     99,933    107,781    111,971     95,070     81,263
    92,833     37,500     41,667     18,667      3,667     28,667     18,667
    84,099     13,000     15,000     45,000          0          0     25,675
   133,471    127,524    149,090    142,878    122,237    117,009    100,666

   440,230    423,449    409,293    572,445    687,227    621,133    658,324
---------- ---------- ---------- ---------- ---------- ---------- ----------

$2,153,634 $2,072,855 $2,064,488 $2,188,239 $2,365,063 $2,178,002 $2,155,251
=============================================================================

(3) Includes the effect of a reorganization charge of $13.6 million, before-tax, associated with a voluntary early retirement program.
(4)  Includes the effect of a reorganization charge of $7.8 million, after-tax.

Item 6. Selected Financial Data (continued)
                                             1995        1994         1993
===============================================================================
COMMON STOCK DATA
Average number of shares outstanding    14,089,835   14,085,452   14,063,854
Number of shares outstanding at
  year-end                              14,100,091   14,086,691   14,083,291
Earnings (loss) per share (average)          $3.64        $3.09        $2.57
Recurring earnings (loss) per share
  (average)(1)                               $3.61        $3.28        $3.13
Book value per share                        $31.20       $30.39       $30.06
Average return on equity
   Total                                     11.84%       10.19%        8.45%
   Utility                                   13.04%       12.50%       10.97%
Dividends declared per share                 $2.82        $2.76        $2.66
Market Price:
   High                                    $38.500      $39.500      $45.875
   Low                                     $29.500      $29.000      $38.500
   Year-end                                $37.375      $29.500      $40.250
===============================================================================
Net cash provided by operating
 activities, less dividends ($000's)      $120,033      $94,807     $104,547
Capital expenditures, excluding AFUDC      $59,363      $63,044      $94,743
===============================================================================
OTHER FINANCIAL AND STATISTICAL DATA
Sales by class (MWh's)
     Residential                         1,890,575    1,892,955    1,844,041
     Commercial                          2,273,965    2,285,942(2) 2,359,023
     Industrial                          1,126,458    1,135,831(2) 1,036,547
     Other                                  48,435       48,718       50,715
                                         ---------    ---------    ---------
       Total                             5,339,433    5,363,446    5,290,326
                                         ---------    ---------    ---------
Number of retail customers by class
 (average)
     Residential                           278,326      275,441      273,752
     Commercial                             28,550       28,394(2)    28,968
     Industrial                              1,599        1,538(2)       959
     Other                                   1,122        1,127        1,175
                                         ---------    ---------    ---------
       Total                               309,597      306,500      304,854
                                         ---------    ---------    ---------
Revenue per kilowatt hour by class (cents)
     Residential                             13.79        13.33        12.92
     Commercial                              11.42        10.97        10.88
     Industrial                               9.50         9.18         9.40
Average large industrial customers time
 of use rate (cents)                          8.53         8.69         8.89
System requirements (MWh)                5,647,690    5,652,657    5,630,581
Peak load - kilowatts                    1,156,740    1,130,780    1,114,900
Generating capability- peak(kilowatts)   1,434,102    1,462,290    1,515,420
Load factor                                  55.74%       57.07%       57.65%
Fuel generation mix percentages
     Coal                                       37           35           31
     Oil                                         7           14           16
     Nuclear                                    37           32           38
     Cogeneration                                9            9            8
     Gas                                         5            4            1
     Hydro                                       5            6            6
-------------------------------------------------------------------------------
Revenues - retail sales ($000's)
     Base                                 $637,219     $619,097     $605,887
     Fuel adjustment clause                  1,889         (229)      (2,328)
     Sales provision adjustment                  0            0            0
                                         ---------    ---------    ---------
       Total                              $639,108     $618,868     $603,559
                                         ---------    ---------    ---------
Revenue - retail sales per kWh (cents)
     Base                                    11.93        11.54        11.45
     Fuel adjustment clause                   0.04         0.00        (0.04)
     Sales provision adjustment               0.00         0.00         0.00
                                         ---------    ---------    ---------
       Total                                 11.97        11.54        11.41
                                         ---------    ---------    ---------
Fuel and energy cost per kWh (cents)          1.71         1.76         1.75
     Fossil                                   2.22         2.14         2.08
     Nuclear                                  0.85         0.94         1.23
-------------------------------------------------------------------------------
Number of employees at year-end              1,358        1,377        1,490
Total payroll ($000's)                     $72,984      $75,441      $75,305
===============================================================================

(1) Recurring earnings (loss) per share (average) is not a generally accepted accounting principle measurement.
(2)  Includes reclassification of certain Commercial and Industrial customers.

   1992       1991        1990       1989        1988       1987       1986
===============================================================================

13,941,150   13,899,906 13,887,748 13,887,748 13,887,748 13,887,654 13,827,431

14,033,148   13,932,348 13,887,748 13,887,748 13,887,748 13,887,748 13,886,566
     $3.76        $3.67      $3.55     ($5.87)     $4.85     ($0.24)     $0.93

     $3.17        $2.90      $3.55     ($5.87)     $4.85     ($0.24)     $0.93
    $30.12       $28.84     $27.35     $26.11     $34.11     $31.58     $34.29

     12.67%       13.01%     13.39%    -18.88%     14.75%     -0.72%      2.64%
     14.46%       13.39%     13.97%     20.21%     32.91%     15.34%     16.81%
     $2.56        $2.44      $2.32      $2.32      $2.32      $2.32      $2.32

   $42.000      $39.125    $34.125    $34.250    $27.500    $34.000    $36.250
   $34.125      $30.000    $26.875    $24.750    $19.125    $21.250    $26.625
   $41.500      $39.000    $31.125    $34.250    $26.875    $26.875    $29.250
===============================================================================

  $109,020      $73,865    $39,189    $31,437    $40,607    $37,986    $16,796
   $66,390      $63,157    $64,018    $77,041    $83,735    $73,253   $116,124
===============================================================================


 1,799,456    1,851,447  1,826,700  1,883,363  1,870,318  1,780,333  1,700,302
 2,303,216(2) 2,347,757  2,259,340  2,254,099  2,174,200  2,046,289  1,914,889
   997,168(2)   980,071  1,060,751  1,109,119  1,186,336  1,236,151  1,232,209
    52,984       55,118     58,013     60,427     61,303     62,246     65,533
----------   ----------  ---------- ---------- ---------- ---------- ----------
 5,152,824    5,234,393  5,204,804  5,307,008  5,292,157  5,125,019  4,912,933
----------   ----------  ---------- ---------- ---------- ---------- ----------

   273,936      274,064    275,637    276,385    274,884    271,302    267,509
    28,848(2)    29,768     29,808     29,526     28,826     28,103     27,215
     1,017(2)       268        319        347        367        369        372
     1,358        1,361      1,352      1,316      1,267      1,191      1,179
----------   ----------  ---------- ----------  ---------- ---------- ---------
   305,159      305,461    307,116    307,574    305,344    300,965    296,275
----------   ----------  ---------- ----------  ---------- ---------- ---------

     12.58        12.25      11.60      10.89      10.70      10.60      10.48
     11.00        10.89      10.39       9.75       9.60       9.58       9.45
      9.73         9.38       8.91       8.37       8.15       8.12       8.11

      8.84         8.64       8.06       7.58       7.14       7.04       6.79
 5,475,664    5,541,477  5,501,495  5,603,502  5,581,897  5,403,519  5,182,516
 1,034,440    1,145,820  1,054,600  1,094,400  1,132,100  1,039,600    985,710
 1,402,800    1,474,190  1,449,600  1,289,800  1,271,500  1,236,000  1,309,700
     60.26%       55.21%     59.55%     58.45%     56.13%     59.33%     60.02%

        34           34         43         39         37         42         37
        17           21         24         37         41         37         53
        35           29         20         11         11         10          9
         8            9          9          9          7          1          0
         1            4          3          3          0          5          0
         5            3          1          1          4          5          1
-------------------------------------------------------------------------------

  $608,176     $607,997   $589,346   $577,611   $574,422   $558,060   $537,147
   (41,221)     (37,497)   (45,900)   (49,778)   (59,054)   (63,514)   (68,536)
    21,031       14,814      8,211          0          0          0          0
----------   ----------  ---------- ---------- ---------- ---------- ----------
  $587,986     $585,314   $551,657   $527,833   $515,368   $494,546   $468,611
----------   ----------  ---------- ---------- ---------- ---------- ----------

     11.80        11.62      11.32      10.88      10.85      10.89      10.93
     (0.80)       (0.72)     (0.88)     (0.93)     (1.11)     (1.24)     (1.39)
      0.41         0.28       0.16       0.00       0.00       0.00       0.00
----------   ----------  ---------- ---------- ---------- ---------- ----------
     11.41        11.18      10.60       9.95       9.74       9.65       9.54
----------   ----------  ---------- ---------- ---------- ---------- ----------
      2.43         2.67       2.63       2.78       2.53       2.54       2.45
      2.98         3.11       2.89       2.98       2.74       2.58       2.58
      1.42         1.62       1.55       0.89       0.87       0.94       1.02
------------------------------------------------------------------------------
     1,554        1,571      1,587      1,627      1,620      1,604      1,576
   $74,052      $71,888    $69,237    $65,175    $62,387    $57,207    $52,782
===============================================================================

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


        MAJOR INFLUENCES ON FINANCIAL CONDITION

  The Company's financial condition will continue to be dependent on the level of retail and wholesale sales and the Company's ability to control expenses. The two primary factors that affect sales volume are economic conditions and weather. Since 1990, annual growth in total operation and maintenance expense, excluding one-time items and cogeneration capacity purchases, has averaged less than 1.0%. The Company hopes to restrict this average to less than the rate of inflation in future years (see "Outlook").

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

  The electric utility industry is being subjected to increasing competition. Currently, the Company's electric service rates are subject to regulation and are based on the Company's costs. Therefore, the Company, and most regulated utilities, are subject to certain accounting standards (Statement of Financial Accounting Standards No. 71 (SFAS No. 71), "Accounting for the Effects of Certain Types of Regulation") that are not applicable to other businesses in general. These accounting rules allow regulated utilities, where appropriate, to defer the income statement impact of certain costs that are expected to be recovered in future regulated service rates and to establish regulatory assets on balance sheets for such costs. The effects of competition could cause the operations of the Company, or a portion thereof, to no longer meet the criteria for application of these accounting rules. While the Company expects to continue to meet these criteria in the foreseeable future, if the Company were to cease meeting these criteria, accounting standards for business in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which the criteria are no longer met. If this change in accounting were to occur, it would have a material adverse effect on the Company's earnings and retained earnings in that year and may have a material adverse effect on the Company's ongoing financial condition as well.

  The Financial Accounting Standards Board recently issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of". This standard, which is effective for the 1996 calendar year, requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. This standard also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining allowable costs. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71 must be assessed on an ongoing basis. Since the Company continues to follow SFAS No. 71, it does not have any assets that are impaired under this new standard. However, the Company cannot predict what effect, if any, a competitive marketplace or future regulatory action will have on the future impact of SFAS No. 121.

             LIQUIDITY AND CAPITAL RESOURCES

  The Company's capital requirements are presently projected as follows:

                                             1996   1997  1998   1999  2000
                                             ----   ----  ----   ----  ----
                                                      (millions)
Cash on Hand - Beginning of Year           $  5.1 $ 23.8 $  -   $ -   $ -
Internally Generated Funds (less Dividends)  99.4   95.2  101.0  99.1  83.7
                                            -----  -----  -----  ----  ----
     Subtotal                               104.5  119.0  101.0  99.1  83.7

Less:
Capital Expenditures                         69.9   60.0   52.2  77.5  51.1
                                            -----  -----  -----  ----  ----

Cash Available to pay Debt Maturities
   and Redemptions                           34.6   59.0   48.8  21.6  32.6

Less:
Maturities and Mandatory Redemptions         10.8   65.2  115.6 116.0 155.7
                                            -----  -----  ----- ----- -----

External Financing Requirements            $(23.8) $ 6.2 $ 66.8 $ 94.4 $123.1
                                           ======= ===== ====== ====== ======

Note: Internally Generated Funds (less Dividends), Capital Expenditures and
      External Financing Requirements are estimates based on current earnings and cash flow projections and are subject to change due to future events and conditions that may be substantially different than those used in developing the projections.

  All of the Company's capital requirements that exceed available cash will have to be provided by external financing. Although the Company has no commitment to provide such financing from any source of funds, other than a $75 million revolving credit agreement with a group of banks, described below, the Company expects to be able to satisfy its external financing needs by issuing common stock, preferred stock and additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and the level of the Company's income and cash flow.

  On January 17, 1995 and October 2, 1995, the Company repaid, at maturity, $50 million principal amount of 6.00%
Notes and $47 million principal amount of 7.25% Notes, respectively, of the Company.

  On January 17, 1995 and February 15, 1995, the Company repaid $55.3 million and $10.8 million principal amounts of maturing 10.32% and 9.44% First Mortgage Bonds issued by Bridgeport Electric Company, a wholly-owned subsidiary of the Company that was merged with and into the Company in September of 1994. On February 15, 1996, the Company repaid an additional $10.8 million of the 9.44% First Mortgage Bonds issued by Bridgeport Electric Company.

  On April 3, 1995, United Capital Funding Partnership L.P. ("United Capital"), a special purpose limited partnership in which the Company owns all of the general partner interests, issued $50 million of its monthly income 9 5/8% Preferred Capital Securities, Series A, ("Preferred Capital Securities") representing limited partnership interests in United Capital. United Capital loaned the proceeds of the issuance and sale of the Preferred Capital Securities to the Company in return for the Company's 9 5/8% Junior Subordinated Deferrable Interest Debentures, Series A, Due 2025. The net proceeds to the Company, approximately $48.4 million, were used to redeem, on May 10, 1995, $12.5 million of outstanding $100 par value 7.60% Preferred Stock, Series E (including a redemption premium of $125,000) and $15.0 million of outstanding $100 par value 7.60% Preferred Stock, Series F (including a redemption premium of $150,000) and to reduce short-term borrowings.

  On May 10, 1995, the Company made a tender offer for all of the shares of its outstanding $100 par value 4.35%
Preferred Stock, Series A, 4.72% Preferred Stock, Series B,
4.64% Preferred Stock, Series C, and 5.625%

Preferred Stock, Series D. On June 12 and July 17, 1995, the Company purchased and retired, at a discount of $2,457,531, 19,178 shares of the Series A, 17,790 shares of the Series B, 19,155 shares of the Series C and 10,488 shares of the Series D preferred stock issues.

  In May 1995 and June 1995, the Company entered into two separate, five-year, $50 million interest rate swap agreements with a major money center bank. Under the terms of the agreements, the Company will pay interest to the bank at fixed annual rates of 6.40% and 5.92%, respectively, and the bank will pay the Company interest at floating rates equal to the three-month London Interbank Borrowing Rate (LIBOR), which floating rates correspond to the floating rates on the Term Loan borrowings described below. The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates. At December 31, 1995, the Company would have been required to pay approximately $2.3 million to terminate the agreements.

  On August 29 and September 6, 1995, the Company borrowed $50 million and $100 million, respectively, under a Term Loan Agreement with a group of banks for a five-year period. The Company pays interest on the borrowings at a floating rate equal to the three-month LIBOR plus 0.55%. The interest rate swap agreements described in the preceding paragraph have effectively converted the interest rate on $100 million of the Company's floating rate Term Loan borrowings to fixed rates. As a result, the interest rates on two $50 million borrowings under the Term Loan Agreement are fixed at 6.95% and 6.47%.

  The Company has a revolving credit agreement with a group of banks, which currently extends to December 11, 1996. The borrowing limit of this facility is $75 million, reduced from the borrowing limit of $225 million under the previous revolving credit agreement. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 1995, the Company had no short-term borrowings outstanding under this facility.

  At December 31, 1995, the Company had $5.1 million of cash and temporary cash investments, a decrease of $6.3 million from the balance at December 31, 1994. The components of this decrease, which are detailed in the Consolidated
Statement of Cash Flows, are summarized as follows:

                                                          (Millions)
                                                          ----------
   Balance, December 31, 1994                              $  11.4
                                                             -----

   Net cash provided by operating activities                 161.5

   Net cash provided by (used in) financing activities:
   -  Financing activities, excluding dividend payments      (67.0)
   -  Dividend payments                                      (41.5)

   Cash invested in plant, including nuclear fuel            (59.3)
                                                             -----

      Net Change in Cash                                      (6.3)
                                                             -----

   Balance,  December 31, 1995                               $ 5.1
                                                             =====

The Company's long-term debt instruments do not limit the amount of short-term debt that the Company may issue. The Company's revolving credit agreement described above requires it to maintain an available earnings/interest charges ratio of not less than 1.5:1.0 for each 12-month period ending on the last day of each calendar quarter. For the 12-month period ended December 31, 1995 this coverage ratio was 3.31.

  UI has three wholly-owned subsidiaries. Research Center, Inc. (RCI) was formed to participate in the development of one or more regulated power production ventures, including possible participation in arrangements for the future development of independent power production and cogeneration facilities. United Energy International, Inc. (UEI) was formed to facilitate participation in a joint venture relating to power production plants abroad. United Resources, Inc. (URI) serves as the parent corporation for several unregulated businesses, each of which is incorporated separately to participate in business ventures that will complement and enhance UI's electric utility business and serve the interests of the Company and its shareholders and customers.

  Four wholly-owned subsidiaries of URI have been incorporated. Souwestcon Properties, Inc. (SPI) participated as a 25% partner in the ownership of a medical hotel building in New Haven, that has been sold. SPI no longer owns any property and is currently inactive. A second wholly-owned subsidiary of URI is Thermal Energies, Inc., which is participating in the development of district heating and cooling facilities in the downtown New Haven area, including the energy center for an office tower and participation as a 37% partner in the energy center for a city hall and office tower complex. A third URI subsidiary, Precision Power, Inc., provides power-related equipment and services to the owners of commercial buildings and industrial facilities. A fourth URI subsidiary, American Payment Systems, Inc., manages agents and equipment for electronic data processing of bill payments made by customers of utilities, including UI, at neighborhood businesses. In addition to these subsidiaries, URI also had a majority ownership interest in Ventana Corporation, a subsidiary that was dissolved in December 1995 and formerly offered energy conservation engineering and project management services to governmental and private institutions.

  The after-tax impact of the subsidiaries on the consolidated financial statements of the Company is as follows:

                                                        ASSETS
                    NET INCOME (LOSS)     EARNINGS      AT DEC. 31
                         (000'S)          PER SHARE     (000'S)
                    -----------------     ---------     ----------
            1995        $(2,640)           $(0.19)      $16,323
            1994         (3,245)            (0.23)       15,334
            1993         (2,458)            (0.17)        8,355

                          RESULTS OF OPERATIONS

1995 vs. 1994
-------------

  Earnings for the year 1995 were $51.2 million, or $3.64 per share, up $7.8 million, or $.55 per share, from 1994. Earnings from operations, which exclude one-time items, were $50.7 million, or $3.61 per share, for 1995. Earnings from operations for 1994 were $46.2 million, or $3.28 per share. The one-time items were: a one-time charge of $.12 per share, taken in the third quarter of 1995 and reflecting the effects of legislated future state income tax rate reductions that reduced future tax benefits on plant previously written off, a one-time gain of $.15 per share, recorded in the second and third quarters of 1995, from the repurchase of preferred stock at a discount to par value, a one-time accounting change, a charge of $.09 per share, recorded in the first quarter of 1994 to reflect the accrual of postemployment benefits under Statement of Financial Accounting Standards (SFAS) No. 112, and a one-time charge of $.10 per share, recorded in the fourth quarter of 1994, from the settlement of a property tax dispute with the City of Bridgeport.

  Retail operating revenues increased by $20.2 million in 1995 compared to 1994:

 . Retail revenues increased by $13.1 million due to the completion of the 1994 non-cash amortization of deferred sales adjustment revenues, by $6.1 million from the recovery, through the Conservation Adjustment Mechanism, of previously recorded and projected conservation program costs, and by a net $3.2 million from pass-through charges for certain expense changes. The expense changes included the absence of a property tax credit that occurred and was refunded to customers in the third quarter of 1994 and increases in fuel costs in 1995 compared to 1994.

 . A retail kilowatt-hour sales decrease of 0.4% from the prior year reduced retail revenues by $2.1 million. The Company believes that the sales decrease due to weather factors was greater than 0.4% and that there was a small but "real" (i.e. not attributable to abnormal weather) retail kilowatt-hour sales increase of about 0.5% in 1995 compared to 1994.

  Wholesale "capacity" revenues decreased by $0.6 million in 1995 compared to 1994. Wholesale "energy" revenues are a direct offset to wholesale energy expense and do not contribute to sales margin.

  Retail fuel and energy expenses decreased by $3.1 million in 1995 compared to 1994. A decrease of $5.7 million was due to improved nuclear power plant output: the 1995 Seabrook Unit 1 refueling outage was much shorter than the 1994 outage, and the Seabrook Unit 1 and Connecticut Yankee Unit had unscheduled outages in 1994, while Millstone Unit 3 and the Connecticut Yankee Unit (much smaller sources of generation for the Company compared to Seabrook Unit 1) had refueling outages in the first six months of 1995 but none in 1994.

  Operating expenses for operations, maintenance and purchased capacity charges decreased by $6.7 million in 1995 compared to 1994:

 . Purchased capacity was $2.7 million higher due to costs associated with eleven weeks of scheduled refueling outage at the Connecticut Yankee Unit in the first half of 1995 and somewhat higher cogeneration output.

 . Operation and maintenance expense decreased by $9.4 million. There was a $7.2 million reduction in fossil power plant costs reflecting reduced scheduled maintenance activity. Employment costs decreased by $3.1 million due primarily to the Company's 1993 reorganization and early retirement program, which was phased-in over 1994. Other costs increased by $0.9 million.

  Other amortization increased by $12.6 million (after-tax and equivalent, approximately, to a $23 million revenue requirement) in 1995 compared to 1994, due to commencement of the amortization of Seabrook Unit 1 phase-in costs
(deferred return that was recorded and accumulated during the period January 1, 1990 to December 31, 1993). The annual amortization amount is $12.6 million after-tax per year for five years beginning in 1995.

  Other operating expenses increased in 1995 compared to 1994 from higher depreciation expense and income taxes as well as from the absence of a pass-through property tax credit that occurred in the third quarter of 1994.

  Interest charges decreased by $7.5 million in 1995 compared to 1994 as a result of the Company's refinancing program and strong cash flows. Total Preferred Stock dividends (net-of-tax) were virtually unchanged in 1995 compared to 1994.

1994 vs. 1993
-------------

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

  Retail operating revenues increased about $15.3 million for the year 1994 over the year 1993: $12.5 million from retail rate changes, $7.1 million from higher retail kilowatt-hour sales and $1.2 million to recover higher "pass-through" expenses, partly offset by $5.4 million from an increase in non-cash revenue amortization.

  The $12.5 million retail revenue increase due to rate changes resulted from a rate increase granted by the DPUC in 1992 effective January 1, 1994. Included in this $12.5 million was $5.4 million to collect sales adjustment revenues booked in prior periods. A separate non-cash amortization charge to revenue was increased by $5.4 million to eliminate any current period revenue effect of these sales adjustment rate changes.

  Retail kilowatt-hour sales for the year increased 1.4% over the prior year, producing additional retail revenues of $7.1 million and additional sales margin (revenue less fuel expense and revenue-based taxes) of about $6.0 million. There was virtually no retail kilowatt-hour sales change from weather factors between 1994 and 1993. Weather for the year of 1994 was more severe than "normal," augmenting sales by 0.9% and producing revenues of about $4.5 million and sales margin of about $3.4 million. Retail revenues to recover "pass-through" charges for certain expense changes, including fossil fuel, increased by $1.2 million in 1994 over 1993.

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

                      OUTLOOK

  The Company's long term earnings goal is to achieve growth in earnings per share from operations of 4% annually from the 1992 level of $3.17 per share. The Company exceeded the goal in 1995 and anticipates achieving the goal in 1996.

  The 1996 quarterly earnings from operations are expected to follow a pattern similar to that of 1995, with significantly higher earnings in the third quarter when compared to other quarters. Summer seasonal retail sales and summer pricing are the predominant factors contributing to this pattern.

  It is anticipated that retail revenues for all of 1996 will increase by about $5 million as a result of recovery, through the Conservation Adjustment Mechanism, of previously recorded and projected conservation costs mandated by the Department of Public Utility Control (DPUC), partially offset by competitive pricing and other price reduction mechanisms. The Company has dealt with the possible loss of customers as a result of cogeneration, relocation or shut down of operations by successfully negotiating more than a dozen multi-year contracts with major customers, including its largest customer, which is constructing a cogeneration unit that will produce approximately one-half of the customer's electricity requirements. These contracts provide cost reduction and price stability for the customers while helping the Company maintain its customer base.

  The Company's financial condition will continue to be dependent on the level of retail and wholesale sales. The two primary factors that affect sales volume are economic conditions and weather. Overall, 1995 weather was more severe than "normal", producing additional revenues of about $6 million in 1995. A return to "normal" weather in 1996 would result in a revenue reduction of about $6 million compared to 1995, while a "real" retail kilowatt-hour sales growth of 0.5% would increase revenues by about $3 million.

  The Company expects that higher generating output from nuclear generating units (no refueling outages planned for the Seabrook Unit 1 or Millstone Unit 3 in 1996) and lower nuclear fuel prices could add $4-$5 million to sales margin (through lower retail fuel and energy expense) in 1996 compared to 1995, if normal operating assumptions are met. The Connecticut state legislature has authorized the DPUC to adopt an Energy Adjustment Clause (EAC - a fully tracking fuel clause) to replace the existing Fuel Adjustment Clause, if the EAC achieves certain objectives. The DPUC has conducted hearings on this issue. Currently, the Company is only protected for fossil price changes in its fuel expense. While the Company could benefit, under an EAC, from expense pass through for replacement fuel from extended nuclear outages, it could relinquish benefits from higher nuclear generation and lower fuel prices.

  Another major factor affecting the Company's financial condition will be the Company's ability to control expenses. As part of a new three-year agreement between the Company and its union employees (the Bargaining Unit), and in conjunction with the Company's cost savings programs, a Bargaining Unit Voluntary Early Retirement Program has been initiated and will result in a one-time charge against income of approximately $7.2 million ($4.2 million after-tax) in the first quarter of 1996. Savings from the program should begin accruing in the second quarter of 1996. The overall agreement also resulted in the commitment, by the Company and the Bargaining Unit, to a partnership to improve efficiency, cost-effectiveness and the quality of customer service through the development of a flexible, multi-skilled and highly trained workforce, and to support the involvement of Bargaining Unit employees in helping to streamline work processes to yield maximum results at minimum costs while sustaining quality customer service.

  Anticipated depreciation expense should increase expenses by $4-$5 million in 1996 from 1995 levels.

  The Company expects continued reductions in interest expense of about $5 million from the 1995 level of $77 million to about $72 million. This 1996 interest expense level would be 37% below the 1989 level and would mark the seventh consecutive year of net interest expense decline.

  The Company expects an improvement in unregulated subsidiary earnings compared to the results of 1995. In the near term, the Company's investments in these subsidiaries are unlikely to have a positive effect on earnings, but the Company believes that these investments will contribute to future earnings growth.

Item 8.Financial Statements and Supplementary Data

                      THE UNITED ILLUMINATING COMPANY
                      CONSOLIDATED STATEMENT OF INCOME
            For the Years Ended December 31, 1995, 1994 and 1993
                    (Thousands except per share amounts)
                                              1995        1994        1993
                                              ----        ----        ----
OPERATING REVENUES (NOTE G)                 $690,449    $656,748    $653,023
                                            ---------   ---------   ---------
OPERATING EXPENSES
 Operation
   Fuel and energy                           138,169     127,354     138,050
   Capacity purchased                         47,420      44,769      47,424
   Reorganization charge                        -           -         13,620
   Other                                     147,660     151,330     148,332
 Maintenance                                  36,089      41,768      41,475
 Depreciation                                 61,426      58,165      56,287
 Amortization of cancelled nuclear project
  and deferred return (Note J and D)          13,758       1,172       1,172
 Amortization of deferred fossil fuel costs     -           -            608
 Income taxes (Notes A and E)                 59,828      44,937      33,309
 Property tax settlement                        -          2,536        -
 Other taxes (Note G)                         58,943      57,325      57,932
                                            ---------   ---------   ---------
      Total                                  563,293     529,356     538,209
                                            ---------   ---------   ---------
OPERATING INCOME                             127,156     127,392     114,814
                                            ---------   ---------   ---------
OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds
   used during construction                      390         753         999
 Deferred return - Seabrook Unit 1              -           -          7,497
 Other-net (Note G)                           (4,272)     (1,907)         71
 Non-operating income taxes                    4,901       3,214       6,322
                                            ---------   ---------   ---------
       Total                                   1,019       2,060      14,889
                                            ---------   ---------   ---------
INCOME BEFORE INTEREST CHARGES               128,175     129,452     129,703
                                            ---------   ---------   ---------
INTEREST CHARGES
 Interest on long-term debt                   63,431      73,772      80,030
 Other interest (Note G)                       9,002       3,731       4,442
 Allowance for borrowed funds
   used during construction                   (2,372)     (2,710)     (3,068)
                                            ---------   ---------   ---------
                                              70,061      74,793      81,404
 Amortization of debt discount and
   redemption premiums                         4,138       6,570       7,818
                                            ---------   ---------   ---------
       Net Interest Charges                   74,199      81,363      89,222
                                            ---------   ---------   ---------

MINORITY INTEREST IN PREFERRED SECURITIES      3,583        -           -
                                            ---------   ---------   ---------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       50,393      48,089      40,481
                                            ---------   ---------   --------
Cumulative effect for years prior
 to 1994 of accounting change for
 postemployment benefits (net of income
 taxes of $956) (Note H)                        -         (1,294)       -
                                            ---------   ---------   ---------
NET INCOME                                    50,393      46,795      40,481
Discount on preferred stock redemptions       (2,183)       -           -
Dividends on Preferred Stock                   1,329       3,323       4,318
                                            ---------   ---------   ---------
INCOME APPLICABLE TO COMMON STOCK            $51,247     $43,472     $36,163
                                            =========   =========   =========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING   14,090      14,085      14,064

EARNINGS PER SHARE OF COMMON STOCK
 BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                             $3.64       $3.18       $2.57
   Cumulative effect for years prior
   to 1994 of accounting change
   for postemployment benefits                  -          (0.09)       -
                                            ---------   ---------   ---------
EARNINGS PER SHARE OF COMMON STOCK             $3.64       $3.09       $2.57
                                            =========   =========   =========

CASH DIVIDENDS DECLARED PER SHARE
 OF COMMON STOCK                               $2.82       $2.76       $2.66


              The accompanying Notes to Consolidated Financial
        Statements are an integral part of the financial statements.

                      THE UNITED ILLUMINATING COMPANY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Years Ended December 31, 1995, 1994 and 1993
                           (Thousands of Dollars)
                                                  1995       1994       1993
                                                  ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                      $50,393    $46,795    $40,481
                                                ---------  ---------  ---------
 Adjustments to reconcile net income
 to net cash provided by operating activities:
    Depreciation and amortization                 66,958     67,336     65,788
    Deferred income taxes                         27,495      9,541      9,422
    Deferred investment tax credits - net           (762)      (762)      (762)
    Amortization of nuclear fuel                  13,571     11,632     21,922
    Cumulative effect for years prior to 1994 of
     accounting change for postemployment
     benefits-net                                   -         1,294       -
    Allowance for funds used during construction  (2,762)    (3,463)    (4,067)
    Deferred return - Seabrook Unit 1               -          -        (7,497)
    Amortization of deferred return               12,586       -          -
    Sales adjustment revenue                        -        13,113      7,668
    Changes in:
       Accounts receivable - net                   9,489      2,840      3,344
       Fuel, materials and supplies                   69     (1,140)      (638)
       Prepayments                                 9,256     (7,344)    (1,833)
       Accounts payable                            2,555     (6,578)   (10,098)
       Interest accrued                           (6,420)    (1,046)    (2,431)
       Taxes accrued                             (11,310)     9,756      1,017
       Reorganization charge accrued                -          -        13,620
       Other assets and liabilities               (9,627)    (4,989)     9,920
                                                ---------  ---------  ---------
    Total Adjustments                            111,098     90,190    105,375
                                                ---------  ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES        161,491    136,985    145,856
                                                ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock                                        440        109      1,834
 Long-term debt                                  150,000       -       164,460
 Preferred securities of subsidiary               50,000       -          -
 Notes payable                                   (67,000)    67,000    (84,099)
 Securities redeemed and retired:
  Preferred stock                                (34,161)   (16,245)      -
  Long-term debt                                (165,103)  (117,391)  (143,543)
 (Premium)Discount on preferred stock redemption   2,183        387       -
 Expenses of issues                               (2,222)      -        (1,742)
 Lease obligations                                (1,169)    (2,362)    (4,174)
 Dividends
   Preferred stock                                (1,944)    (3,658)    (4,318)
   Common stock                                  (39,514)   (38,520)   (36,991)
                                                ---------  ---------  ---------
NET CASH USED IN FINANCING ACTIVITIES           (108,490)  (110,680)  (108,573)
                                                ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Plant expenditures, including nuclear fuel      (59,363)   (63,044)   (94,743)
 Investment in debt securities                      -          -        94,529
                                                ---------  ---------  ---------
NET CASH USED IN INVESTING ACTIVITIES            (59,363)   (63,044)      (214)
                                                ---------  ---------  ---------
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                         (6,362)   (36,739)    37,069
BALANCE AT BEGINNING OF PERIOD                    11,432     48,171     11,102
                                                ---------  ---------  ---------
BALANCE AT END OF PERIOD                          $5,070    $11,432    $48,171
                                                =========  =========  =========

CASH PAID DURING THE PERIOD FOR:
 Interest (net of amount capitalized)            $76,271    $75,802    $78,021
                                                =========  =========  =========
 Income taxes                                    $32,100    $25,555    $17,435
                                                =========  =========  =========

               The accompanying Notes to Consolidated Financial
           Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                            CONSOLIDATED BALANCE SHEET
                        December 31, 1995, 1994 and 1993

                                      ASSETS
                              (Thousands of Dollars)
                                           1995         1994         1993
                                           ----         ----         ----

Utility Plant at Original Cost
 In service                             $1,809,925   $1,761,627   $1,690,142
 Less, accumulated provision
  for depreciation                         532,015      493,482      446,716
                                        -----------  ----------   -----------
                                         1,277,910    1,268,145    1,243,426

Construction work in progress               41,817       57,669       77,395
Nuclear fuel                                25,967       31,443       40,285
                                        -----------  -----------  -----------
  Net Utility Plant                      1,345,694    1,357,257    1,361,106
                                        -----------  -----------  -----------
Other Property and Investments              27,388       21,824       17,811
                                        -----------  -----------  -----------

Current Assets
 Cash and temporary cash investments         5,070       11,432       48,171
 Accounts receivable
  Customers, less allowance for doubtful
  accounts of $6,300, $4,900 and $4,700     63,987       61,042       62,703
  Other                                     14,547       26,981       28,160
 Accrued utility revenues                   28,318       23,139       22,765
 Fuel, materials and supplies, at
  average cost                              22,249       22,318       21,178
 Prepayments                                 3,051       12,307        4,963
 Other                                          55           90           41
                                        -----------  -----------  -----------
   Total                                   137,277      157,309      187,981
                                        -----------  -----------  -----------

Deferred Charges
  Unamortized debt issuance expenses         7,577        5,527        6,631
  Other                                      2,377        2,119        2,163
                                        -----------  -----------  -----------
   Total                                     9,954        7,646        8,794
                                        -----------  -----------  -----------

Regulatory Assets (future amounts due
                   from customers through
                   the ratemaking process)
 Income taxes due principally to book-tax
  differences (Note A)                     358,168      403,132      408,272
 Deferred return - Seabrook Unit 1          50,343       62,929       62,929
 Unamortized cancelled nuclear projects     24,620       25,792       26,964
 Unamortized redemption costs               22,244       26,269       32,573
 Sales adjustment revenues                    -            -          13,113
 Uranium enrichment decommissioning costs    1,505        1,540        1,600
 Other                                       8,424       11,293       13,149
                                        -----------  -----------  -----------
   Total                                   465,304      530,955      558,600
                                        -----------  -----------  -----------

                                        $1,985,617   $2,074,991   $2,134,292
                                        ===========  ===========  ===========

             The accompanying Notes to Consolidated Financial
        Statements are an integral part of the financial statements.

                          THE UNITED ILLUMINATING COMPANY
                            CONSOLIDATED BALANCE SHEET
                         December 31, 1995, 1994 and 1993

                          CAPITALIZATION AND LIABILITIES
                              (Thousands of Dollars)
                                              1995          1994        1993
                                              ----          ----        ----
Capitalization (Note B)
 Common stock equity
  Common stock                              $284,542     $284,133     $284,028
  Paid-in capital                                769          738          734
  Capital stock expense                       (2,207)      (2,402)      (3,163)
  Retained earnings                          156,877      145,559      141,725
                                          -----------  -----------  -----------
                                             439,981      428,028      423,324
 Preferred stock                              10,539       44,700       60,945
 Minority interest in preferred securities    50,000         -            -
 Long-term debt                              845,684      708,340      875,268
                                          -----------  -----------  -----------
   Total                                   1,346,204    1,181,068    1,359,537
                                          -----------  -----------  -----------

Noncurrent Liabilities
 Obligations under capital leases             17,508       17,799       19,871
 Uranium enrichment decommissioning reserve    1,301        1,337        1,486
 Nuclear decommissioning obligation           10,317        7,628        5,606
 Other                                         2,789        2,517        2,156
                                          -----------  -----------  -----------
   Total                                      31,915       29,281       29,119
                                          -----------  -----------  -----------

Current Liabilities
 Current portion of long-term debt            40,800      193,133      143,333
 Notes payable                                  -          67,000         -
 Accounts payable                             45,401       42,846       49,424
 Dividends payable                            10,072       10,467       10,445
 Taxes accrued                                 5,297       16,607        6,851
 Pensions accrued (Note H)                    33,832       30,177       33,547
 Interest accrued                             14,506       20,926       21,972
 Obligations under capital leases                291        1,169        1,838
 Other accrued liabilities                    26,769       30,069       26,813
                                          -----------  -----------  -----------
   Total                                     176,968      412,394      294,223
                                          -----------  -----------  -----------

Customers' Advances for Construction           2,655        2,628        2,667
                                          -----------  -----------  -----------

Regulatory Liabilities (future amounts owed
                        to customers through
                        the ratemaking process)
 Accumulated deferred investment tax credits  17,909       18,671       19,433
 Deferred gain on sale of utility plant         -             276        2,070
 Other                                         1,990        1,820        1,837
                                          -----------  -----------  -----------
   Total                                      19,899       20,767       23,340
                                          -----------  -----------  -----------

Deferred Income Taxes (future tax liabilities
                       owed to taxing
                       authorities)          407,976      428,853      425,406

Commitments and Contingencies                   -            -            -
                                          -----------  -----------  -----------

                                          $1,985,617   $2,074,991   $2,134,292
                                          ===========  ===========  ===========

            The accompanying Notes to Consolidated Financial
         Statements are an integral part of the financial statements.

                      THE UNITED ILLUMINATING COMPANY
                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS
             For the Years Ended December 31, 1995, 1994 and 1993
                           (Thousands of Dollars)

                                       1995           1994           1993
                                       ----           ----           ----
BALANCE, JANUARY 1                   $145,559       $141,725       $142,981
Net Income                             50,393         46,795         40,481
Adjustments associated with repurchase
 of preferred stock                     1,988           (761)          -
                                     ---------      ---------      ---------
    Total                             197,940        187,759        183,462
                                     ---------      ---------      ---------

Deduct Cash Dividends Declared
   Preferred stock                      1,329          3,323          4,318
   Common stock                        39,734         38,877         37,419
                                     ---------      ---------      ---------
    Total                              41,063         42,200         41,737
                                     ---------      ---------      ---------

BALANCE, DECEMBER 31                 $156,877       $145,559       $141,725
                                     =========      =========      =========

               The accompanying Notes to Consolidated Financial
          Statements are an integral part of the financial statements.

             THE UNITED ILLUMINATING COMPANY

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The United Illuminating Company is an operating electric public utility company engaged principally in the production, purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut. The service area, largely urban and suburban in character, includes the principal cities of Bridgeport (population 137,000) and New Haven (population 124,000) and their surrounding areas. Situated in the service area are retail trade and service centers, as well as large and small industries producing a wide variety of products, including helicopters and other transportation equipment, electrical equipment, chemicals and pharmaceuticals.

  In addition, the Company has created, and owns, unregulated subsidiaries. The Board of Directors of the Company has authorized the investment of a maximum of $22.0 million in the unregulated subsidiaries and at December 31, 1995, approximately $19.8 million had been invested. The principal subsidiary, United Resources, Inc., serves as the parent corporation to American Payment Systems, Inc., which manages agents and equipment for electronic data processing of bill payments made by customers of utilities at neighborhood businesses.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to use estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

REGULATORY ACCOUNTING

  The consolidated financial statements of the Company are in conformity with generally accepted accounting principles and with accounting for regulated electric utilities prescribed by the Federal Energy Regulatory Commission (FERC) and the Connecticut Department of Public Utility Control (DPUC). Generally accepted accounting principles for regulated entities allow the Company to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". In accordance with SFAS No. 71, the Company has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligation relieved in the future through the ratemaking process. In addition to the regulatory assets and liabilities shown on the Consolidated Balance Sheet, there are other regulatory assets and liabilities such as conservation and load management costs and certain deferred tax liabilities. The Company also has obligations under long-term power contracts, the recovery of which is subject to regulation.

           THE UNITED ILLUMINATING COMPANY

  The effects of competition could cause the operations of the Company, or a portion thereof, to cease meeting the criteria for application of these accounting rules. While the Company expects to continue to meet these criteria in the foreseeable future, if the Company were to cease meeting these criteria, accounting standards for businesses in general would become applicable and immediate recognition of any previously regulatory-related deferred costs would be required in the year in which the criteria are no longer met.

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

  The Company's utility plant in service as of December 31, 1995, 1994 and 1993 was comprised as follows:

                             1995        1994         1993
                             ----        ----         ----
                                         (000's)
          Production     $1,122,001  $1,114,755   $1,104,156
          Transmission      158,373     143,984      129,186
          Distribution      375,962     364,102      334,251
          General            45,924      43,600       41,009
          Future use plant   32,762      31,853       29,221
          Other              74,903      63,333       52,319
                          ---------   ---------    ---------
                         $1,809,925  $1,761,627   $1,690,142
                          =========   =========    =========

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

  In accordance with the applicable regulatory systems of accounts, the Company capitalizes AFUDC, which represents the approximate cost of debt and equity capital devoted to plant under construction. In accordance with FERC prescribed accounting, the portion of the allowance applicable to borrowed funds is presented in the Consolidated Statement of Income as a reduction of interest charges, while the portion of the allowance applicable to equity funds is presented as other income. Although the allowance does not represent current cash income, it has historically been recoverable under the ratemaking process over the service lives of the related properties. The
Company compounds semi-annually the allowance applicable to major construction projects. Weighted average AFUDC rates in effect for 1995, 1994 and 1993 were 8.0%, 8.19% and
8.75%, respectively.

DEPRECIATION

  Provisions for depreciation on utility plant for book purposes are computed on a straight-line basis, using estimated service lives determined by independent engineers. One-half year's depreciation is taken in the year of addition and disposition of utility plant, except in the case of major operating units on which depreciation commences in the month they are placed in service and ceases in the month they are removed from service. The aggregate annual provisions for depreciation for the years 1995, 1994 and 1993 were equivalent to approximately 3.34%, 3.27% and 3.22%, respectively, of the original cost of depreciable property.

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

  The Company is required to maintain an operating deposit with the project disbursing agent related to its 17.5% ownership interest in Seabrook Unit 1. This operating deposit, which is the equivalent to one and one half months of the funding requirement for operating expenses, is restricted for use and amounted to $3.9 million, $2.3 million and $3.4 million, at December 31, 1995, 1994 and 1993, respectively.

INVESTMENTS

  The Company's investment in the Connecticut Yankee Atomic Power Company joint venture, a nuclear generating company in which the Company has a 9 1/2% stock interest, is accounted for on an equity basis. This investment amounted to $9.6 million, $9.6 million and $9.5 million at December 31, 1995, 1994 and 1993, respectively.

FOSSIL FUEL COSTS

  The amount of fossil fuel costs that cannot be reflected currently in customers' bills pursuant to the fossil fuel adjustment clause in the Company's rates is deferred at the end of each accounting period. Since adoption of the deferred accounting procedure in 1974, rate decisions by the DPUC and its predecessors have consistently made specific provision for amortization and ratemaking treatment of the Company's existing deferred fossil fuel cost balances.

           THE UNITED ILLUMINATING COMPANY

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

  The Company accounts for other postemployment benefits, consisting principally of health and life insurance, under the provisions of SFAS No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions", which requires, among other things, that the liability for such benefits be accrued over the employment period that encompasses eligibility to receive such benefits. The annual incremental cost of this accrual has been allowed in retail rates in accordance with a 1992 rate decision of the DPUC.

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits". This statement establishes accounting standards for employers who provide benefits, such as unemployment compensation, severance benefits and disability benefits to former or inactive employees after employment but before retirement and requires recognition of the obligation for these benefits. The effect of adopting this statement is reported as a charge against income in the first quarter of 1994 due to a change in accounting principle. The charge decreased earnings for common stock for 1994 by $1.3 million, after tax, or $.09 per share.

URANIUM ENRICHMENT OBLIGATION

  Under the Energy Policy Act of 1992 (Energy Act), the Company will be assessed for its proportionate share of the costs of the decontamination and decommissioning of uranium enrichment facilities operated by the Department of Energy. The Energy Act imposes an overall cap of $2.25 billion on the obligation assessed to the nuclear utility industry and limits the annual assessment to $150 million each year over a 15-year period. At December 31, 1995, the Company's unfunded share of the obligation, based on its ownership interest in Seabrook Unit 1 and Millstone Unit 3, was approximately $1.3 million. Effective January 1, 1993, the Company was allowed to recover these assessments in rates as a component of fuel expense. Accordingly, the Company has recognized these costs as a regulatory asset on its Consolidated Balance Sheet.

NUCLEAR DECOMMISSIONING TRUSTS

  External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $1,882,000, $1,727,000 and $1,616,000 during 1995, 1994 and 1993 into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At December 31, 1995, the Company's share of the trust fund balances, which include accumulated earnings on the funds, were $7.2 million and $3.1 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments"

          THE UNITED ILLUMINATING COMPANY
and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated
Balance Sheet.

IMPAIRMENT OF LONG-LIVED ASSETS

  The Financial Accounting Standards Board recently issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of". This standard, which is effective for the 1996 calendar year, requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. This standard also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining allowable costs. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71 must be assessed on an ongoing basis. Since the Company continues to follow SFAS No. 71, it does not have any assets that are impaired under this new standard.

                                          THE UNITED ILLUMINATING COMPANY

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


 (B) CAPITALIZATION                                                    December 31,
                                     -----------------------------------------------------------------------------
                                                1995                       1994                      1993
                                        Shares                     Shares                    Shares
                                      Outstanding   $(000's)    Outstanding   $(000's)    Outstanding   $(000's)
                                     ------------- -----------  ------------- ----------  ------------ -----------

 COMMON STOCK EQUITY
   Common stock, no par value,
   at December 31(a)                 14,100,091    $284,542    14,086,691    $284,133   14,083,291    $284,028
    Shares authorized
     1993   30,000,000
     1994   30,000,000
     1995   30,000,000
   Paid-in capital                                      769                       738                      734
   Capital stock expense                             (2,207)                   (2,402)                  (3,163)
   Retained earnings (b)                            156,877                   145,559                  141,725
                                                 -----------               -----------               ----------
        Total common stock equity                   439,981                   428,028                  423,324
                                                 -----------               -----------               ----------
 PREFERRED AND PREFERENCE STOCK (C)
   Cumulative preferred stock, $100 par value,
    shares authorized at December 31,
     1993   1,259,455
     1994   1,247,005
     1995   1,180,394
    Preferred stock issues:
     4.35% Series A                      21,247                    40,425                    40,425
     4.72% Series B                      30,490                    48,280                    50,730
     4.64% Series C                      12,945                    32,100                    32,100
     5 5/8% Series D                     40,712                    51,200                    61,200
     7.60% Series E                        -                      125,000                   125,000
     7.60% Series F                        -                      150,000                   150,000
                                   -------------              ------------              ------------
                                        105,394      10,539       447,005      44,700       459,455      45,945
                                   ------------- -----------  ------------ -----------  ------------ -----------
   Cumulative preferred stock,
    $25 par value, shares
    authorized at December 31,
     1993   2,400,000
     1994   2,400,000
     1995   2,400,000
    Preferred stock issues:
     8.80% 1976 Series                    -            -             -           -          600,000      15,000
   Cumulative preference stock,
    $25 par value, shares
    authorized at December 31,
     1993   5,000,000
     1994   5,000,000
     1995   5,000,000
    Preference stock issues               -            -             -           -             -           -
      Total preferred stock not                  -----------               -----------               -----------
       subject to mandatory redemption               10,539                    44,700                    60,945
                                                 -----------               -----------               -----------
MINORITY INTEREST IN PREFERRED SECURITIES (D)        50,000                      -                         -
                                                 -----------               -----------               -----------

                           THE UNITED ILLUMINATING COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                         December 31,
                                             ---------------------------------
                                                1995         1994       1993
                                              $(000's)     $(000's)   $(000's)
                                             ---------     --------   --------
LONG-TERM DEBT (E)
 First Mortgage Bonds:
  9.44%, Series B, maturing serially as
    to $10,800 principal amount on
    February 15 in each of the years
    1996 to 1999.                               $43,200    $54,000    $54,000

  10.32%, Series C                                 -        55,333    110,666

Other Long-term Debt
 Pollution Control Revenue Bonds:
  14 1/2%, 1984 Series, due October 1, 2009        -          -           110
  14 1/2%, 1984 Series B, due December 1, 2009     -          -         3,830
   9 1/2%, 1986 Series, due June 1, 2016          7,500      7,500      7,500
   9 3/8%, 1987 Series, due July 1, 2012         25,000     25,000     25,000
  10 3/4%, 1987 Series, due November 1, 2012     43,500     43,500     43,500
   8%, 1989 Series A, due December 1, 2014       25,000     25,000     25,000
   5 7/8%, 1993 Series, due October 1, 2033      64,460     64,460     64,460
 Solid Waste Disposal Revenue Bonds:
  Adjustable rate 1990 Series A due
   September 1, 2015                             30,000     30,000     30,000

 Notes:
  7.62%, 1991 Series A, due September 12, 1994     -          -        30,000
  7.20%, 1991 Series B, due November 1, 1994       -          -        13,000
  6.82%, 1991 Series C, due December 2, 1994       -          -        10,000
  6.00%, 1992 Series D, due January 15, 1995       -        50,000     50,000
  7.00%, 1992 Series E, due January 15, 1997     50,000     50,000     50,000
  7.25%, 1992 Series F, due October 2, 1995        -        47,000     47,000
  7 3/8%, 1992 Series G, due January 15, 1998   100,000    100,000    100,000
  6.20%, 1993 Series H, due January 15, 1999    100,000    100,000    100,000

 Long-term bank loans                              -          -         5,000

 Term Loans:
  6.95%, due August 29, 2000                     50,000       -          -
  6.47%, due September 6, 2000                   50,000       -          -
  Variable rate, due September 6, 2000           50,000       -          -

 Obligation under the Seabrook Unit 1
  sale/leaseback agreement                      248,030    250,000    250,000
                                             ---------- ---------- ----------
                                                886,690    901,793  1,019,066

 Unamortized debt discount less premium            (206)      (320)      (465)
                                             ---------- ---------- ----------
     Total long-term debt                       886,484    901,473  1,018,601
                                             ---------- ---------- ----------
Less current portion included in Current
 Liabilities (e)                                 40,800    193,133    143,333
                                             ---------- ---------- ----------
     Total long-term debt included
      in Capitalization                         845,684    708,340    875,268
                                             ---------- ---------- ----------
     TOTAL CAPITALIZATION                    $1,346,204 $1,181,068 $1,359,537
                                             ========== ========== ==========

        THE UNITED ILLUMINATING COMPANY

  (A) COMMON STOCK

  The Company issued 13,400 shares of common stock in 1995, 3,400 shares of common stock in 1994 and 46,000 shares of common stock in 1993 pursuant to a stock option plan.
During 1993, the Company also issued 4,143 shares of common stock pursuant to a long-term incentive program.

  In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. On June 5, 1991, the DPUC approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 191,800 shares of stock at an exercise price of $30.75 per share, 600 shares of stock at an exercise price of $31.1875 per share, 4,000 shares of stock at an exercise price of $35.625 per share, 35,133 shares of stock at an exercise price of $39.5625 per share, 5,000 shares of stock at an exercise price of $42.375 per share and 18,600 shares of stock at an exercise price of $30 per share have been granted by the Board of Directors and remained outstanding at December 31, 1995. Options to purchase 42,000 shares of stock at an exercise price of $30.75 per share, 1,400 shares of stock at an exercise price of $28.3125 per share, 1,200 shares of stock at an exercise price of $31.1875 per share and 1,000 shares of stock at an exercise price of $35.625 per share were exercised in 1993. Options to purchase 3,400 shares of stock at an exercise price of $30.75 per share were exercised during 1994. Options to purchase 10,800 shares of stock at an exercise price of $30.75, 1,400 shares of stock at an exercise price of $28.3125 and 1,200 shares of stock at an exercise price of $31.1875 were exercised during 1995.

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock purchase plans, stock options, restricted stock, and stock appreciation rights. The statement defines the methods of determining the fair value of stock-based compensation and requires the recognition of compensation expense for book purposes. However, the statement allows entities to continue to measure compensation expense in accordance with prior accounting principle APB No. 25, "Accounting for Stock Issued to Employees", but requires pro forma net income and earnings per share be disclosed as if SFAS No. 123 were applied. The accounting provisions of SFAS No. 123 apply to the Company's stock option plan and affect options granted in the year of adoption. As of December 31, 1995, there were no options granted to which this statement would apply. The Company has not elected to adopt the expense recognition provisions of SFAS No. 123.

  (B) RETAINED EARNINGS RESTRICTION

  The indenture under which the Company's Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $98.7 million were free from such limitations at December 31, 1995.

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

          THE UNITED ILLUMINATING COMPANY

  In July 1994, the Company purchased 2,450 shares of its 4.72% $100 par value Preferred Stock, Series B, at a discount, resulting in a non-taxable gain of $116,000.

  In December 1994, the Company purchased 10,000 shares of its 5 5/8% $100 par value Preferred Stock, Series D, at a discount, resulting in a non-taxable gain of $420,000.

  On April 10, 1995, the Company called for redemption all 125,000 shares of its outstanding $100 par value 7.60% Preferred Stock, Series E and all 150,000 shares of its outstanding $100 par value 7.60% Preferred Stock, Series F. The Company paid a redemption premium of $275,000 in effecting these redemptions, which were completed on May 10, 1995.

  On May 10, 1995, the Company made a tender offer for all of the shares of its outstanding $100 par value 4.35% Preferred Stock, Series A, 4.72% Preferred Stock, Series B, 4.64% Preferred Stock, Series C, and 5.625% Preferred Stock, Series D. On June 12 and July 17, 1995, the Company purchased and retired, at a discount of $2,457,531, 19,178 shares of the Series A, 17,790 shares of the Series B, 19,155 shares of the Series C and 10,488 shares of the Series D preferred stock issues.

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

  Preference stock is a form of stock that is junior to preferred stock but senior to common stock. It is not subject to the earnings coverage requirements or minimum capital and surplus requirements governing the issuance of preferred stock. There were no shares of preference stock outstanding at December 31, 1995.

  (D) PREFERRED CAPITAL SECURITIES

  On April 3, 1995, United Capital Funding Partnership L.P. ("United Capital"), a special purpose limited partnership in which the Company owns all of the general partner interests, issued $50 million of its monthly income 9 5/8% Preferred Capital Securities, Series A, ("Preferred Capital Securities") representing limited partnership interests in United Capital. United Capital loaned the proceeds of the issuance and sale of the Preferred Capital Securities to the Company in return for the Company's 9 5/8% Junior Subordinated Deferrable Interest Debentures, Series A, Due 2025. The net proceeds to the Company, approximately $48.4 million, were used to redeem, on May 10, 1995, $12.5 million of outstanding $100 par value 7.60% Preferred Stock, Series E (including a redemption premium of $125,000) and $15.0 million of outstanding $100 par value 7.60% Preferred Stock, Series F (including a redemption premium of $150,000) and to reduce short-term borrowings.

  United Capital and the Company have registered an additional $50 million of Capital Securities and/or
Subordinated Debentures for sale to the public from time to time, in one or more series, under the Securities Act of 1933.

  (E) LONG-TERM DEBT

  On January 17, 1995 and October 2, 1995, the Company repaid, at maturity, $50 million principal amount of 6.00%
Notes and $47 million principal amount of 7.25% Notes, respectively, of the Company.

          THE UNITED ILLUMINATING COMPANY

  On January 17, 1995 and February 15, 1995, the Company repaid $55.3 million and $10.8 million principal amounts of maturing 10.32% and 9.44% First Mortgage Bonds issued by Bridgeport Electric Company, a wholly-owned subsidiary of the Company that was merged with and into the Company in September of 1994. On February 15, 1996, the Company repaid an additional $10.8 million of the 9.44% First Mortgage Bonds issued by Bridgeport Electric Company.

  In May 1995 and June 1995, the Company entered into two separate, five-year, $50 million interest rate swap agreements with a major money center bank. Under the terms of the agreements, the Company will pay interest to the bank at fixed annual rates of 6.40% and 5.92%, respectively, and the bank will pay the Company interest at floating rates equal to the three-month London Interbank Borrowing Rate (LIBOR), which floating rates correspond to the floating rates on the Term Loan borrowings described below. The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates. At December 31, 1995, the Company would have been required to pay approximately $2.3 million to terminate the agreements.

  On August 29 and September 6, 1995, the Company borrowed $50 million and $100 million, respectively, under a Term Loan Agreement with a group of banks for a five-year period. The Company pays interest on the borrowings at a floating rate equal to the three-month LIBOR plus 0.55%. The interest rate swap agreements described in the preceding paragraph have effectively converted the interest rate on $100 million of the Company's floating rate Term Loan borrowings to fixed rates. As a result, the interest rates on two $50 million borrowings under the Term Loan Agreement are fixed at 6.95% and 6.47%.

  Maturities and mandatory redemptions/repayments are set forth below:

                                  1996    1997      1998      1999      2000
                                  ----    ----      ----      ----      ----
                                                   (000's)
Matuities                       $   -    $50,000  $100,000  $100,000  $150,000
Mandatory redemptions/repayment  10,800   15,171    15,562    15,988     5,652
                                -------  -------  --------  --------  --------
Maturities and Mandatory
 redemptions/repayments (1)     $10,800  $65,171  $115,562  $115,988  $155,652
                                =======  =======  ========  ========  ========

(1) Does not include $30 million of tax-exempt adjustable rate Solid Waste Disposal Revenue Bonds, 1990 Series A, due September 1, 2015, classified on the Company's books as a current liability (interest rate for March 1996 to September 1996 is 3.30%).

  The Company has registered $200 million principal amount of Notes for sale to the public from time to time, in one or more series, under the Securities Act of 1933. In addition, the Company has registered $213.6 million of Seabrook Unit 1 Secured Lease Obligation Bonds for sale to the public under the Securities Act of 1933. These Lease Obligation Bonds may only be used to refinance the outstanding Seabrook
Unit 1 Lease Obligation Bonds.

(C)  RATE-RELATED REGULATORY PROCEEDINGS

  Utilities are entitled by Connecticut law to revenues sufficient to allow them to cover their operating and capital costs, to attract needed capital and maintain their financial integrity, while also protecting the public interest. In the Company's most recent retail rate proceeding, the DPUC authorized a return on equity of 12.4% for ratemaking purposes. However, the Company may earn up to 1% above this level for six consecutive months before a mandatory review is required by the DPUC. A Connecticut statute requires the DPUC to review and investigate the financial and operating records of each electric utility company, at intervals of not more than four

             THE UNITED ILLUMINATING COMPANY
years, to determine whether the company's rates comply with statutory standards. The Company expects that a proceeding under this statute will commence during 1996.

  The Company is allowed revenue increases for conservation and load management expenditures through a Conservation
Adjustment Mechanism (CAM) in its retail rates, and accordingly received a revenue increase in 1995 of $6.1 million, or 1%, through operation of the CAM. Except for CAM revenue increases, the Company has stated publicly that it does not plan to seek any retail rate increases for the foreseeable future.

  Since January 1971, UI has had a fossil fuel adjustment clause (FCA) in virtually all of its retail rates. The DPUC is required by law to convene an administrative proceeding prior to approving FCA charges or credits for each month. The law permits automatic implementation of the charges or credits if the DPUC fails to act within five days of the administrative proceeding, although all such charges and credits are also subject to further review and appropriate adjustment by the DPUC at public hearings required to be held at least every three months. The DPUC has made no material changes in UI's FCA charges and credits as the result of any of these proceedings or hearings. The Connecticut legislature has authorized the DPUC to adopt an energy adjustment clause (EAC), a fully-tracking fuel clause, to replace the FCA, if the EAC will achieve specified objectives; and the DPUC has conducted hearings on this issue. While the FCA applies only to fossil fuel price changes, an EAC could permit recovery of replacement fuel cost differentials incurred during extended nuclear generating unit outages. However, an EAC could also pass through to customers the benefits of the lower fuel costs associated with increased nuclear generation.

(D)  ACCOUNTING FOR PHASE-IN PLAN

  The Company phased into rate base its allowable investment in Seabrook Unit 1, amounting to $640 million, during the period January 1, 1990 to January 1, 1994. In conjunction with this phase-in plan, the Company was allowed to record a deferred return on the portion of allowable investment excluded from rate base during the phase-in period. Accordingly, the Company is amortizing the accumulated deferred return of $62.9 million over a five-year period that commenced January 1, 1995.

                   THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(E) INCOME TAXES

                                              1995         1994       1993
                                              ----         ----       ----
                                                         (000's)
Income tax expense consists of:

Income tax provisions:
  Current
          Federal                           $18,031     $24,190     $13,484
          State                              10,163       8,754       4,843
                                            --------    --------    --------
            Total current                    28,194      32,944      18,327
                                            --------    --------    --------
  Deferred
          Federal                            24,682      11,123       9,620
          State                               2,813      (2,538)       (198)
                                            --------    --------    --------
            Total deferred                   27,495       8,585       9,422
                                            --------    --------    --------
  Investment tax credits                       (762)       (762)       (762)
                                            --------    --------    --------
   Total income tax expense                 $54,927     $40,767     $26,987
                                            ========    ========    ========

Income tax components charged as follows:
 Operating expenses                         $59,828     $44,937     $33,309
 Other income and deductions - net           (4,901)     (3,214)     (6,322)
 Cumulative effect of change in accounting
  for postemployment benefits                  -           (956)       -
                                            --------    --------    --------
  Total income tax expense                  $54,927     $40,767     $26,987
                                            ========    ========    ========

The following table details the components
 of the deferred income taxes:
 Alternative minimum tax                    $11,404        -          ($139)
 Accelerated depreciation                     9,410     $11,526      11,318
 Tax depreciation on unrecoverable
  plant investment                            8,889       8,170       7,915
 Pension benefits                            (1,460)        148      (6,641)
 Conservation & load management                 804       1,897       3,084
 Premiums on BEC bond redemption               (753)     (1,619)     (2,378)
 Cancelled nuclear projects                    (467)       (467)       (467)
 Seabrook sale/leaseback transaction           (397)     (2,039)     (2,016)
 Postretirement benefits                        163         169        (538)
 Deferred fossil fuel costs                    (122)        (37)       (381)
 Postemployment benefits                       -           (956)       -
 Sales adjustment revenues                     -         (5,553)     (3,248)
 Property tax adjustment                       -         (1,991)     (1,991)
 Other - net                                     24        (663)      4,904
                                            --------    --------    --------
Deferred income taxes - net                 $27,495      $8,585      $9,422
                                            ========    ========    ========

          THE UNITED ILLUMINATING COMPANY

  Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes. The reasons for the differences are as follows:

                                   1995            1994            1993
                                   ----            ----            ----
                             PRE-TAX   TAX   PRE-TAX   TAX   PRE-TAX   TAX
                             -------   ---   -------   ---   -------   ---
                                            (000's)
Computed tax at federal
  statutory rate                     $36,862         $30,646         $23,614
Increases (reductions)
  resulting from:
  Deferred return-Seabrook
    Unit 1                   12,586    4,405     -      -    ($7,497) (2,624)
  ITC taken into income        (762)    (762)   (762)   (762)   (762)   (762)
  Allowance for equity funds
    used during construction   (390)    (136)   (753)   (263)   (999)   (349)
  Tax exempt interest on
    municipal bonds             -       -        -        -     (283)    (99)
  Book depreciation in excess
    of non-normalized tax
    depreciation             21,586    7,555  20,625   7,218  21,711   7,599
  State income taxes, net of
    federal income tax
    benefits                 12,976    8,434   6,216   4,040   4,645   3,019
  Other items - net          (4,090)  (1,431)   (320)   (112) (9,746) (3,411)
                                      ------           -----           -----

   Total income tax expense          $54,927         $40,767         $26,987
                                      ======        ======            ======

Book Income Before Federal
 Income Taxes                       $105,320       $87,561           $67,467
                                     =======        ======            ======

Effective income tax rates             52.1%         46.6%             40.0%
                                       =====         =====             =====

  At December 31, 1995 the Company had deferred tax liabilities for taxable temporary differences of $535 million and deferred tax assets for deductible temporary differences of $127 million, resulting in a net deferred tax liability of $408 million. Significant components of deferred tax liabilities and assets were as follows: tax liabilities on book/tax plant basis differences, $206 million; tax liabilities on the cumulative amount of income taxes on temporary differences previously flowed through to ratepayers, $148 million; tax liabilities on normalization of book/tax depreciation timing differences, $110 million and tax assets on the disallowance of plant costs, $61 million.

  The Tax Reform Act of 1986 provides for a more comprehensive corporate alternative minimum tax (AMT) for years beginning after 1986. To the extent that the AMT exceeds the federal income tax computed at statutory rates, the excess must be paid in addition to the regular tax liability. For tax purposes, the excess paid in any year can be carried forward indefinitely and offset against any future year's regular tax liability in excess of that year's tentative AMT. The Company had no AMT carryforward at December 31, 1995. The AMT carryforward at December 31, 1994 and 1993 was $11.4 million.

(F) SHORT-TERM CREDIT ARRANGEMENTS

  The Company has a revolving credit agreement with a group of banks, which currently extends to December 11, 1996. The borrowing limit of this facility is $75 million, reduced from the borrowing limit of $225 million under the previous revolving credit agreement. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its

          THE UNITED ILLUMINATING COMPANY
subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 1995, the Company had no short-term borrowings outstanding under this facility.

  The Company's long-term debt instruments do not limit the amount of short-term debt that the Company may issue. The Company's revolving credit agreement described above requires it to maintain an available earnings/interest charges ratio of not less than 1.5:1.0 for each 12-month period ending on the last day of each calendar quarter. For the 12-month period ended December 31, 1995, this coverage ratio was 3.31.

  Information with respect to short-term borrowings is as follows:

                                              1995     1994     1993
                                              ----     ----     ----
                                                       (000's)
Maximum aggregate principal amount of
 short-term borrowings outstanding at
 any month-end                              $195,000  $75,000  $94,635
Average aggregate short-term borrowings
 outstanding during the year*               $117,980  $57,000  $73,700
Weighted average interest rate*                 6.5%     4.8%     4.1%
Principal amounts outstanding at year-end      $0     $67,000    $0
Annualized interest rate on principal
 amounts outstanding at year-end                 N/A     6.7%      N/A

  *Average short-term borrowings represent the sum of daily borrowings outstanding, weighted for the number of days outstanding and divided by the number of days in the period. The weighted average interest rate is determined by dividing interest expense by the amount of average borrowings. Commitment fees of approximately $426,500, $250,400 and $259,600 paid during 1995, 1994 and 1993, respectively, are excluded from the calculation of the weighted average interest rate.

                    THE UNITED ILLUMINATING COMPANY

(G)  SUPPLEMENTARY INFORMATION

                                          1995         1994         1993
                                          ----         ----         ----
                                                      (000's)
OPERATING REVENUES
------------------
 Retail                                $639,108     $618,868     $603,559
 Wholesale - capacity                     6,601        7,162        6,575
           - energy                      41,631       27,765       39,356
 Other                                    3,109        2,953        3,533
                                       ---------    ---------    ---------
   Total Operating Revenues            $690,449     $656,748     $653,023
                                       =========    =========    =========
OTHER INCOME AND (DEDUCTIONS) - NET
-----------------------------------
 Interest and dividend income          $  2,624     $  2,520     $  3,568
 Equity earnings from Connecticut Yankee  1,440        1,539        1,350
 Loss from subsidiary companies          (4,898)      (4,382)      (4,557)
 Engineering study costs                   (849)      (1,200)        -
 Miscellaneous other income
  and (deductions) - net                 (2,589)        (384)        (290)
                                       ---------    ---------    ---------
   Total Other Income
      and (Deductions) - net           $ (4,272)    $ (1,907)    $     71
                                       =========    =========    =========
OTHER TAXES
-----------
 Charged to:
  Operating:
   State gross earnings                $ 27,379     $ 27,403     $ 27,955
   Local real estate
    and personal property                25,761       26,318       24,449
   Payroll taxes                          5,800        6,137        5,525
   Other                                      3            3            3
                                       ---------    ---------    ---------
                                         58,943       59,861       57,932
  Nonoperating and other accounts           527           41          335
                                       ---------    ---------    ---------
   Total Other Taxes                   $ 59,470     $ 59,902     $ 58,267
                                       =========    =========    =========
OTHER INTEREST CHARGES
----------------------
  Notes payable                        $  7,660     $  2,713     $  3,049
  Other                                   1,342        1,018        1,393
                                       ---------    ---------    ---------
    Total Other Interest Charges       $  9,002     $  3,731     $  4,442
                                       =========    =========    =========

         THE UNITED ILLUMINATING COMPANY

(H) PENSION AND OTHER BENEFITS

  The Company's qualified pension plan, which is based on the highest three years of pay, covers substantially all of its employees, and its entire cost is borne by the Company. The Company also has a non-qualified supplemental plan for certain executives and a non-qualified retiree only plan for certain early retirement benefits. The net pension costs for these plans for 1995, 1994 and 1993 were $3,842,000,
$4,028,000 and $14,966,000, respectively.

  The Company's funding policy for the qualified plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code. These amounts are determined each year as a result of an actuarial valuation of the plan. In accordance with this policy, the Company contributed $3.3 million in 1994 for 1993 funding requirements. In addition, the Company contributed $3.9 million in 1994 for 1994 funding requirements. No pension fund contributions were made in 1995. Previously, due to the application of the full funding limitation under ERISA, the Company had not been required to make a contribution since 1985. As of December 31, 1995, the supplemental plan is unfunded.

  The qualified plan's irrevocable trust fund consists principally of equity and fixed-income securities and real estate investments in approximately the following percentages:

                                        PERCENTAGE OF
               ASSET CATEGORY            TOTAL FUND
               --------------           -------------
               Equity Securities            67.4%
               Fixed-income Securities      27.7%
               Real Estate                   4.9%


                                                           1995      1994
                                                           ----      ----
                                                                (000's)
The components of net pension costs were as follows:
 Service cost of benefits earned during the period      $ 3,680    $ 4,822
 Interest cost on projected benefit obligation           15,217     15,023
 Actual return on plan assets                           (41,166)    (1,218)
 Net amortization and deferral                           26,111    (14,095)
                                                         ------     ------

 Net pension cost                                       $ 3,842    $ 4,532*
                                                         ======     ======

*In addition, an adjustment of $504,000 was recorded due to an overaccrual of the cost of special termination benefits in 1993.

Assumptions used to determine pension costs were:

 Discount rate                        8.50%     7.50%
 Average wage increase                5.50%     5.50%
 Return on plan assets                9.00%     9.00%

             THE UNITED ILLUMINATING COMPANY

                                 DECEMBER 31, 1995        DECEMBER 31, 1994
                                 -----------------        -----------------
                               QUALIFIED NON-QUALIFIED  QUALIFIED NON-QUALIFIED
                                  PLAN       PLANS         PLAN       PLANS
                                  ----       -----         ----       -----
                                                  (000's)
The funded status and amounts
 recognized in balance sheets
 are as follows:
 Actuarial present value of
  benefit obligations:
 Vested benefit obligation    $153,473      $3,877      $125,289     $3,548
                              ========      ======      ========     ======

 Accumulated benefit
  obligation                  $160,266      $3,877      $130,758     $3,548
                              ========      ======      ========     ======

 Reconciliation of accrued
  pension liability:
   Projected benefit
    obligation                $217,698      $4,746      $183,951     $4,510
   Less fair value of plan
    assets                     195,104        -          165,788       -
                              --------      ------      --------     ------
   Projected benefit greater
    (less) than plan assets     22,594       4,746        18,163      4,510
   Unrecognized prior service
    cost                        (5,510)        (96)       (5,619)      (397)
   Unrecognized net gain
   (loss) from past experience   1,832        (233)        1,849       -
   Unrecognized net asset
   (obligation) at date of
   initial application          10,662        (163)       11,770        (99)
                              --------      ------       -------     ------

   Accrued pension liability  $ 29,578      $4,254       $26,163     $4,014
                              ========      ======       =======     ======

Assumptions used in estimating
 benefit obligations:
   Discount rate                  7.25%       7.25%         8.50%      8.50%
   Average wage increase          4.50%       4.50%         5.50%      5.50%

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

  For funding purposes, the Company established a Voluntary Employees' Benefit Association Trust (VEBA) to fund OPEB for union employees who retire on or after January 1, 1994. Approximately 52% of the Company's employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes. The Company established a 401(h) account in connection with the qualified pension plan to fund OPEB for non-union employees who retire on or after January 1, 1994. The funding policy assumes contributions to these trust funds to be the total OPEB expense calculated under SFAS No. 106, excluding the amount that resulted from the Company's 1993 reorganization and 1996 early retirement program minus pay-as-you-go benefit payments for

        THE UNITED ILLUMINATING COMPANY
pre-January 1, 1994 retirees, allocated in a manner that minimizes current income tax liability, without exceeding maximum tax deductible limits. In accordance with this policy, the Company contributed approximately $1.8 million and $3.1 million to the union VEBA on December 29, 1994 and December 28, 1995, respectively. During 1994, the Company contributed approximately $2.2 million to the 401(h) account. During 1995, no contributions were made to the 401(h) account. Plan assets for both the union VEBA and 401(h) account consist primarily of equity and fixed-income securities.

  The components of the net cost of OPEB were as follows:

                                                  1995       1994
                                                  ----       ----
                                                      (000's)
           Service cost                          $1,106     $1,372
           Interest cost                          2,584      2,534
           Actual return on plan assets          (2,081)        72
           Amortizations and deferrals - net      2,882      1,346
                                                 ------     ------
           Net Cost of Postretirement Benefit    $4,491     $5,324
                                                 ======     ======

  Assumptions used to determine OPEB costs were:

           Discount rate                8.5%        7.5%
           Health Care Cost Trend Rate  6.5%        7.7%*
           Return on plan assets        8.5%        8.5%

 *Assumed rates gradually decline to 6.2% by the year 2020

A one percentage point increase in the assumed health care cost trend rate would have increased the service cost and interest cost components of the 1995 net cost of periodic postretirement benefit by approximately $600,000 and would increase the accumulated postretirement benefit obligation for health care benefits by approximately $4,100,000.

  The following table reconciles the funded status of the plan with the amount recognized in the Consolidated Balance
Sheet as of December 31, 1995 and 1994:

                                                           1995       1994
                                                           ----       ----
                                                               (000's)
     Accumulated Postretirement Benefit Obligation:
        Retirees and dependents                         $ 22,720    $13,028
        Fully eligible active plan participants              764      7,078
        Other active plan participants                    16,955     12,267
                                                          ------     ------
     Total Accumulated Postretirement Benefit Obligation  40,439     32,373

     Plan assets at fair value                            11,148      6,781
                                                          ------     ------
     Accumulated Postretirement Benefit Obligation in
       Excess of Plan Assets                              29,291     25,592

     Unrecognized net loss                                (8,395)    (2,958)
     Unamortized transition obligation                   (20,659)   (21,874)
                                                          ------     ------

     Accrued Postretirement Benefit Obligation           $   237    $   760
                                                          ======     ======

          THE UNITED ILLUMINATING COMPANY

  The weighted average discount rates used to measure the accumulated postretirement benefit obligation at
December 31, 1995 and 1994 were 7.25% and 8.5%,
respectively.

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

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits". This statement establishes accounting standards for employers who provide benefits, such as unemployment compensation, severance benefits and disability benefits to former or inactive employees after employment but before retirement and requires recognition of the obligation for these benefits. The effect of adopting this statement is reported as a charge against income in the first quarter of 1994 due to a change in accounting principle. The charge decreased earnings for common stock for 1994 by $1.3 million, after tax, or $.09 per share.

  The Company has an Employee Stock Ownership Plan (ESOP) for substantially all its employees. Under the plan, eligible employees receive Company common stock and the plan provides certain tax benefits to the Company. In 1995, the Company made a contribution to the ESOP in the amount of $192,000. Prior to 1995, no contributions to the ESOP had been made since 1987.

  The Company has an Employee Savings Plan (401(k) Plan) in which substantially all employees are eligible to participate. The 401(k) Plan enables employees to defer receipt of up to 15% of their compensation and to invest such funds in a number of investment alternatives. The
Company makes matching contributions to the 401(k) Plan in the form of Company common stock for each participant. The matching contribution currently equals fifty cents for each dollar of the participant's compensation deferred, but is not more than three percent of the participant's annual salary. The Company's matching contributions to the 401(k)
Plan during 1995, 1994 and 1993 were $1.6 million, $1.6 million and $1.3 million, respectively.

(I) JOINTLY OWNED PLANT

  At December 31, 1995, the Company had the following interests in jointly owned plants:

                               OWNERSHIP/
                               LEASEHOLD    PLANT IN     ACCUMULATED
                               SHARE        SERVICE      DEPRECIATION
                               ---------    --------     ------------
                                           (Millions)

      Seabrook Unit 1           17.5   %     $647           $93
      Millstone Unit 3           3.685        132            53
      New Haven Harbor Station  93.7          137            68

  The Company's share of the operating costs of jointly owned plants is included in the appropriate expense captions in the Consolidated Statement of Income.

(J) UNAMORTIZED CANCELLED NUCLEAR PROJECT

  From December 1984 through December 1992, the Company had been recovering its investment in Seabrook Unit 2, a nuclear generating unit under construction that was cancelled in 1984, over a regulatory approved

        THE UNITED ILLUMINATING COMPANY
ten-year period without a return on its unamortized investment. In the Company's 1992 rate decision, the DPUC adopted a proposal by the Company to write off its remaining investment in Seabrook Unit 2, beginning January 1, 1993, over a 24-year period, corresponding with the flowback of certain Connecticut Corporation Business Tax (CCBT) credits. Such decision will allow the Company to retain the Seabrook Unit 2/CCBT amounts for ratemaking purposes, with the accumulated CCBT credits not deducted from rate base during the 24-year period of amortization in recognition of a longer period of time for amortization of the Seabrook Unit 2 balance.

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

  The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity may acquire and/or store natural gas, coal and fuel oil for sale to the Company, and the Company may purchase these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to March 1997. At December 31, 1995, approximately $16.2 million of fossil fuel purchases were being financed under this agreement.

  The Company has leases (some of which are capital leases), including arrangements for data processing and office equipment, vehicles and office space. The gross amount of assets recorded under capital leases and the related obligations of those leases as of December 31, 1995 are recorded on the balance sheet.

  Future minimum lease payments under capital leases, excluding the Seabrook sale/leaseback transaction, which is being treated as a long-term financing, are estimated to be as follows:

                                                    (000's)

      1996                                          $ 1,715
      1997                                            1,715
      1998                                            1,715
      1999                                            1,696
      2000                                            1,696
      After 2000                                     21,088
                                                     ------
   Total minimum capital lease payments              29,625
      Less:  Amount representing interest            11,826
                                                     ------
   Present value of minimum capital lease payments  $17,799
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

  Rental payments charged to operating expenses in 1995, 1994 and 1993 amounted to $11.5 million, $12.1 million and $14.1 million, respectively.

          THE UNITED ILLUMINATING COMPANY

  Operating leases, which are charged to operating expense, consist principally of a large number of small, relatively short-term, renewable agreements for a wide variety of equipment. In addition, the Company has an operating lease for its corporate headquarters. Future minimum lease payments under this lease are estimated to be as follows:

                                  (000's)

                1996           $   5,317
                1997               5,826
                1998               6,125
                1999               6,426
                2000               6,524
                2001-2012        115,339
                                 -------
                   Total        $145,557
                                 =======

(L) COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM

  The Company's continuing capital expenditure program is presently estimated at approximately $310.6 million, excluding AFUDC, for 1996 through 2000.

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

  Although each of these units has purchased $2.75 billion of property insurance coverage, representing the limits of coverage currently available from conventional nuclear insurance pools, the cost of a nuclear incident

           THE UNITED ILLUMINATING COMPANY
could exceed available insurance proceeds. In addition, two of the nuclear insurance pools that provide portions of this coverage may levy assessments against the insured owner companies if pool losses exceed the accumulated funds available to the pool. The maximum potential assessments against the Company with respect to losses occurring during current policy years are approximately $7.5 million.

OTHER COMMITMENTS AND CONTINGENCIES

                     HYDRO-QUEBEC

  The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase II of this facility, in which UI has a 5.45% participating share, has increased the capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. The Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of December 31, 1995, the Company's guarantee liability for this debt amounted to approximately $8.7 million.

                 EARLY RETIREMENT PROGRAM

  As part of a new three-year agreement between the Company and its union employees, the Company offered a voluntary early retirement program to union employees who had until January 31, 1996 to accept. The early retirement offer was accepted by 64 employees and the Company will recognize a charge to earnings in January 1996 of $7.2 million ($4.2 million, after-tax). The employees accepting the offer will retire during the first six months of 1996.

                 SITE REMEDIATION COSTS

  The Company has estimated that the cost of environmental remediation of its decommissioned Steel Point Station property in Bridgeport will be approximately $11.3 million, and that the value of the property following remediation will not exceed $6 million. In its 1992 decision on UI's application for retail rate increases, the DPUC provided for additional revenues to be recovered from customers, in the amount of $4.3 million of the difference, during the period 1993-1996, subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

                    PROPERTY TAXES

  On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the
City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. On May 7, 1994, the Company received a "Certificate of
Correction....to correct a clerical omission or mistake"
from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994, generating tax claims of approximately $3.5 million. On March 1, 1995, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1995-1996, which notices purport to increase said assessed value by approximately 48% over the valuation declared by the Company, generating tax claims of approximately $3.5 million. On May 11, 1995, the Company received notices of assessment changes relative to the assessed values of the Company's personal property for the tax years 1992-1993 and 1993-1994, which notices purport to increase said assessed values by approximately 45% and 49%, respectively, over the valuations declared by the Company, generating tax claims of approximately $4.1 million and $3.5 million, respectively. The City's tax assessor is conducting hearings

        THE UNITED ILLUMINATING COMPANY
regarding the assessed value of the Company's personal property for the tax year 1996-1997; and the Company anticipates that the tax assessor will take some action to increase said assessed value for that tax year. The Company is contesting each of these actions by the City's tax assessor vigorously. On January 9, 1996, the Connecticut Superior Court granted the Company's motion for summary judgment against the City relative to the "updated" personal property tax bills for the tax year 1991-1992. The City has appealed to the Appellate Court from the Superior Court decision, which decision would also be applicable to and defeat the valuation increases for the tax years 1992-1993
and 1993-1994 if it is sustained on appeal.   It is the
present opinion of the Company that the ultimate outcome of this dispute will not have a significant impact on the financial position of the Company.

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

(M) NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

  Costs associated with nuclear plant operations include amounts for disposal of nuclear wastes, including spent fuel, and for the ultimate decommissioning of the plants. Under the Nuclear Waste Policy Act of 1982, the federal Department of Energy (DOE) is required to design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel. The Act requires the DOE to provide, beginning in 1998, for the disposal of spent nuclear fuel and high level radioactive waste from commercial nuclear plants through contracts with the owners and generators of such waste; and the DOE has established disposal fees that are being paid to the federal government by electric utilities owning or operating nuclear generating units. In return for payment of the prescribed fees, the federal government is to take title to and dispose of the utilities' high level wastes and spent nuclear fuel beginning no later than January 1998. However, the DOE has announced that its first high level waste repository will not be in operation earlier than 2010 and possibly not earlier than 2013, notwithstanding the DOE's statutory and contractual responsibility to begin disposal of high-level radioactive waste and spent fuel beginning not later than January 31, 1998.

  The DOE has also announced that, absent a repository, DOE has no statutory obligation to begin taking high level wastes and spent nuclear fuel for disposal by January 1998. Numerous utilities and states have filed suit seeking a judicial declaration that DOE has a statutory responsibility to take title to and dispose of high level wastes and spent nuclear fuel beginning in January 1998, and seeking remedies should this not occur. The court is expected to issue findings by mid-1996.

  Legislation is pending in the United States Congress to address Spent Fuel/High Level Waste Disposal issues; but it is unclear at this time whether legislation will be forthcoming.

  Until the federal government begins receiving such materials, operating nuclear generating units will need to retain high level wastes and spent nuclear fuel on-site or make other provisions for their storage. Storage facilities for Millstone Unit 3 and the Connecticut Yankee Unit are expected to be adequate for the projected life of the units. Storage facilities for Seabrook Unit 1 are expected to be adequate until at least 2010. Fuel consolidation and compaction technologies are being considered for Seabrook Unit 1 and may provide adequate storage capability for

            THE UNITED ILLUMINATING COMPANY
the projected life of the unit. In addition, other licensed technologies, such as dry storage casks, may satisfy spent nuclear fuel storage requirements.

  Disposal costs for low-level radioactive wastes (LLW) that result from normal operation of nuclear generating units have increased significantly in recent years and are expected to continue to rise. The cost increases are functions of increased packaging and transportation costs and higher fees and surcharges charged by the disposal facilities. Currently, the Chem Nuclear LLW facility at Barnwell, South Carolina, is open to the Connecticut Yankee Unit, Millstone Unit 3, and Seabrook Unit 1 for disposal of LLW. The Envirocare LLW facility at Clive, Utah, is also open to these generating units for portions of their LLW. All three units have contracts in place for LLW disposal at these disposal facilities.

  Because access to LLW disposal may be lost at any time, the Connecticut Yankee Unit, Millstone Unit 3 and Seabrook Unit 1 have storage plans that will allow on-site retention of LLW for at least five years in the event that disposal is interrupted.

  The Company cannot predict whether or when a LLW disposal site will be designated in Connecticut. The State of New Hampshire has not met deadlines for compliance with the Low-Level Radioactive Waste Policy Act and has stated that the state is unsuitable for a LLW disposal facility. Both Connecticut and New Hampshire are also pursuing other options for out-of-state disposal of LLW.

  NRC licensing requirements and restrictions are also applicable to the decommissioning of nuclear generating units at the end of their service lives, and the NRC has adopted comprehensive regulations concerning decommissioning planning, timing, funding and environmental reviews. UI and the other owners of the nuclear generating units in which UI has interests estimate decommissioning costs for the units and attempt to recover sufficient amounts through their allowed electric rates to cover expected decommissioning costs. Changes in NRC requirements or technology can increase estimated decommissioning costs.

  New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $432 million (in 1996 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be approximately $76 million.
This estimate premises the prompt removal and dismantling of the Unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during 1995 was $1.4 million. UI's share of the fund at December 31, 1995 was approximately $7.2 million.

  Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. Current decommissioning cost estimates for Millstone Unit 3 and the Connecticut Yankee Unit are $478 million (in 1996 dollars) and $375 million (in 1996 dollars), respectively, of which the Company's share would be approximately $18 million and $36 million, respectively. These estimates premise the prompt removal and dismantling of each unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to decommissioning trust funds managed by Northeast Utilities. UI's share of the Millstone Unit 3 decommissioning payments made during 1995 was $459,000. UI's share of the fund at December 31, 1995 was approximately $3.1 million. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $1.3 million were funded by UI during 1995, and UI's share of the fund at December 31, 1995 was $17.1 million.

       THE UNITED ILLUMINATING COMPANY

(N) PROPERTY TAX SETTLEMENT

  In December 1994, the Company and the City of Bridgeport settled a dispute regarding past taxes payable by the Company on its personal property in that city and agreed upon a method of valuation of personal property for tax purposes for future periods. As a result of the settlement agreement, the Company recognized a non-recurring charge to 1994 earnings of approximately $2.5 million ($1.5 million, after-tax).

(O) FAIR VALUE OF FINANCIAL INSTRUMENTS (1)

  The estimated fair values of the Company's financial instruments are as follows:

                                            1995                 1994
                                            ----                 ----
                                      CARRYING    FAIR     CARRYING   FAIR
                                       AMOUNT     VALUE     AMOUNT    VALUE
                                      --------    -----    --------   -----
                                            (000's)              (000's)
Cash and temporary cash investments  $  5,070  $  5,070   $ 11,432   $ 11,432

Long-term debt (2)(3)(4)             $638,454  $648,142   $651,473   $633,551

(1) Equity investments were not valued because they were not considered to be material.

(2) Excludes the obligation under the Seabrook Unit 1 sale/leaseback agreement.

(3) The fair market value of the Company's long-term debt is estimated by brokers based on market conditions at December 31, 1995 and 1994, respectively.

(4)  See Note (B), Capitalization - Long-Term Debt.

           THE UNITED ILLUMINATING COMPANY

(P) QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected quarterly financial data for 1995 and 1994 are set forth below:

          OPERATING  OPERATING       NET         EARNINGS PER SHARE OF
QUARTER    REVENUES  INCOME (5) INCOME(3)(4)(5)  COMMON STOCK (1)(2)(3)(4)(5)
-------   ---------  ---------- ---------------  ----------------------------
           (000's)    (000's)       (000's)
1995

 First    $165,398   $28,135     $ 9,470                  $ .62
 Second    163,429    26,535       7,774                    .67
 Third     200,308    47,431      26,535                   1.89
 Fourth    161,314    25,055       6,614                    .46

1994

 First    $167,579   $32,626     $11,938                  $ .77
 Second    153,433    26,632       6,414                    .40
 Third     184,592    44,762      25,787                   1.78
 Fourth    151,144    23,372       2,656                    .14

                            ------------------

(1) Based on weighted average number of shares outstanding each quarter.

(2) Earnings per share for the second and third quarter of 1995 included a total gain of $.15 per share from the repurchase of preferred stock at a discount to par value.

(3) Net income and earnings per share for the third quarter of 1995 included an after-tax charge of $1.6 million, or $.12 per share, reflecting the effects of legislated future state income tax rate reductions which will reduce future tax benefits on plant previously written off.

(4) Net income and earnings per share for the first quarter of 1994 include an after-tax charge of $1.3 million, or $.09 per share, associated with the cumulative effect of the change in the method of accounting for postemployment benefits. See Note (H), "Pension and Other Benefits".

(5) Operating income, net income and earnings per share for the fourth quarter of 1994 include an after-tax charge of $1.5 million, or $.10 per share, associated with a property tax settlement, and an after-tax credit of $1.6 million, or $.11 per share, to reverse prior period overestimates of distribution losses.

               [Letterhead of Coopers & Lybrand]


            REPORT OF INDEPENDENT ACCOUNTANTS
            ---------------------------------


To the Shareowners and Directors of
     The United Illuminating Company:

We have audited the accompanying consolidated balance sheets of The United Illuminating Company as of December 31, 1995, 1994 and 1993, and related consolidated statements of income, retained earnings and cash flows for the years then ended and the consolidated financial statement schedule (page S-1). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The United Illuminating Company as of December 31, 1995, 1994 and 1993, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                              /s/ Coopers & Lybrand L. L. P.


Hartford, Connecticut
January 29, 1996

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures.

  Previously reported.  See Part IV, Item 14(b).


                           PART III

Item 10.  Directors and Executive Officers of the Company.

  The information appearing under the captions "NOMINEES FOR ELECTION AS DIRECTORS" AND "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" in the Company's definitive Proxy Statement, dated March 28, 1996 for the Annual Meeting of the Shareholders to be held on May 15, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission on or about March 28, 1996, is incorporated by reference in partial answer to this item. See also "EXECUTIVE OFFICERS OF THE COMPANY", following Part I, Item 4 herein.

Item 11.  Executive Compensation.

  The information appearing under the captions "EXECUTIVE COMPENSATION," "STOCK OPTION PLAN," "STOCK OPTION EXERCISES IN 1995 AND YEAR-END OPTION VALUES," "DIVIDEND EQUIVALENT PROGRAM," "RETIREMENT PLANS," "BOARD OF DIRECTORS COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE REPORT ON EXECUTIVE COMPENSATION," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "DIRECTOR COMPENSATION" and "SHAREOWNER RETURN PRESENTATION" in the Company's definitive Proxy Statement, dated March 28, 1996, for the Annual Meeting of the Shareholders to be held on May 15, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission on or about March 28, 1996, is incorporated by reference in answer to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

  The information appearing under the captions "PRINCIPAL SHAREOWNERS" and "STOCK OWNERSHIP OF DIRECTORS AND OFFICERS" in the Company's definitive Proxy Statement, dated March 28, 1996 for the Annual Meeting of the Shareholders to be held on May 15, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission on or about March 28, 1996, is incorporated by reference in answer to this item.

Item 13.  Certain Relationships and Related Transactions.

  Since January 1, 1995, there has been no transaction, relationship or indebtedness of the kinds described in Item 404 of Regulation S-K.

                             PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) The following documents are filed as a part of this report:

   Financial Statements (see Item 8):

     Consolidated statement of income for the years ended
     December 31, 1995, 1994 and 1993

     Consolidated statement of cash flows for the years ended
     December 31, 1995, 1994 and 1993

     Consolidated balance sheet, December 31, 1995, 1994 and 1993

     Consolidated statement of retained earnings for the years ended December 31, 1995, 1994 and 1993

     Statement of accounting policies

     Notes to consolidated financial statements

     Report of independent accountants


   Financial Statement Schedule (see S-1)

     Schedule II - Valuation and qualifying accounts for the years ended December 31, 1995, 1994 and 1993.

Exhibits:

  Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, certain of the following listed exhibits, which are annexed as exhibits to previous statements and reports filed by the Company, are hereby incorporated by reference as exhibits to this report. Such statements and reports are identified by reference numbers as follows:

 (1) Filed with Annual Report (Form 10-K) for fiscal year ended December 31, 1995.

 (2) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 1995.

 (3)    Filed with Registration Statement No. 2-60849, effective
        July 24, 1978.

 (4) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 1991.

 (5) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 1991.

 (6) Filed with Registration Statement No. 33-40169, effective August 12, 1991.

 (7) Filed with Registration Statement No. 33-35465, effective August 1, 1990.

 (8)    Filed with Amendment No. 1 to Registration Statement
        No. 33-55461, effective October 31, 1994.

 (9) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 1995.

(10)    Filed with Registration Statement No. 2-57275, effective
        October 19, 1976.

(11) Filed with Annual Report (Form 10-K) for fiscal year ended December 31, 1991.

(12) Filed with Annual Report (Form 10-K) for fiscal year ended December 31, 1992.

(13)    Filed with Registration Statement No. 2-66518, effective
        February 25, 1980.

(14)    Filed with Registration Statement No. 2-49669, effective
        December 11, 1973.

(15) Filed with Annual Report (Form 10-K) for fiscal year ended December 31, 1993.

(16)    Filed with Registration Statement No. 2-54876, effective
        November 19, 1975.

(17)    Filed with Registration Statement No. 2-52657, effective
        February 6, 1975.

(18) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 1995.

(19)    Filed with Amendment No. 2 to Current Report (Form
        8-K/A), dated January 18, 1996.

(20) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 1994.

  The exhibit number in the statement or report referenced is set forth in the parenthesis following the description of the exhibit. Those of the following exhibits not so identified are filed herewith.

Exhibit
 Table   Exhibit  Reference
Item No.   No.       No.                   Description
-------  -------  ---------                -----------

  (3)     3.1a      (1)     Copy of Restated Certificate of Incorporation of
                             The United Illuminating Company, dated
                             January 23, 1995.   (Exhibit 3.1)
  (3)     3.1b      (2)     Copy of Certificate Amending Certificate of
                             Incorporation By Action of Board of Directors,
                             dated August 4, 1995.   (Exhibit 3.1b)
  (3)     3.2a      (3)     Copy of Bylaws of The United Illuminating
                             Company.   (Exhibit 2.3)
  (3)     3.2b      (4)     Copy of Article II, Section 2, of Bylaws of The
                             United Illuminating Company, as amended March 26,
                             1990, amending Exhibit 3.2a.   (Exhibit 3.23b)
  (3)     3.2c      (5)     Copy of Article V, Section 1, of Bylaws of The
                             United Illuminating Company, as amended
                             April 22, 1991, amending Exhibit 3.2a.
                             (Exhibit 3.23c)
  (4)     4.1       (6)     Copy of Indenture, dated as of August 1, 1991,
                             from The United Illuminating Company to The Bank
                             of New York, Trustee.   (Exhibit 4)
  (4)     4.2       (7)     Copy of Participation Agreement, dated as of
 (10) August 1, 1990, among Financial Leasing Corporation, Meridian Trust Company, The
                             Bank of New York and The United Illuminating
                             Company.  (Exhibits 4(a) through 4(h),
                             inclusive, Amendment Nos. 1 and 2).
  (4)     4.3a      (8)     Copy of form of Amended and Restated Agreement of
                             Limited Partnership of United Capital Funding
                             Partnership L.P.   (Exhibit 4(c))
  (4)     4.3b      (9)     Copy of Action of The United Illuminating
                             Company, as General Partner of United Capital Funding Partnership L.P., relating to the 9 5/8% Preferred Capital Securities, Series A, of
                             United Capital Funding Partnership L.P.
                             (Exhibit 4(b))
  (4)     4.3c      (8)     Copy of form of Indenture, dated as of April 1,
                             1995, from The United Illuminating Company to
                             The Bank of New York, as Trustee.   (Exhibit 4(e))
  (4)     4.3d      (9)     Copy of First Supplemental Indenture, dated as of
                             April 1, 1995, between The United Illuminating Company and The Bank of New York, Trustee,
                             supplementing Exhibit 4.3c.   (Exhibit 4(d))
  (4)     4.3e      (8)     Copy of form of Payment and Guarantee Agreement
                             of The UnitedIlluminating Company, dated as of
                             April 1, 1995.   (Exhibit 4(j))
 (10)    10.1      (10)     Copy of Stockholder Agreement, dated as of
                             July 1, 1964, among the various stockholders of Connecticut Yankee Atomic Power Company, including The United Illuminating Company.
                             (Exhibit 5.1-1)
 (10)    10.2a     (10)     Copy of Power Contract, dated as of July 1, 1964,
                             between Connecticut Yankee Atomic Power Company and The United Illuminating Company.
                             (Exhibit 5.1-2)
 (10)    10.2b      (3)     Copy of Supplementary Power Contract, dated as of
                             March 1, 1978, between Connecticut Yankee Atomic Power Company and The United Illuminating
                             Company, supplementing Exhibit 10.2a.
                             (Exhibit 5.1-6)
 (10)    10.2c     (11)     Copy of Agreement Amending Supplementary Power
                             Contract, dated August 22, 1980, between
                             Connecticut Yankee Atomic Power Company and The United Illuminating Company, amending
                             Exhibit 10.2b.   (Exhibit 10.2b)

Exhibit
 Table   Exhibit  Reference
Item No.   No.       No.                 Description
-------- -------  ---------              -----------
 (10)    10.2d     (12)     Copy of Second Amendment of the Supplementary Power
                             Contract, dated as of October 15, 1982, between Connecticut Yankee Atomic Power Company and The United Illuminating Company, amending
                             Exhibit 10.2b.   (Exhibit 10.2d)
 (10)    10.2e              Copy of Second Supplementary Power Contract,
                             dated as of April 30, 1984, between Connecticut Yankee Atomic Power Company and The United Illuminating Company, supplementing
                             Exhibit 10.2a.
 (10)    10.2f              Copy of Additional Power Contract, dated as of
                             April 30, 1984, between Connecticut Yankee
                             Atomic Power Company and The United Illuminating Company.
 (10)    10.3      (10)     Copy of Capital Funds Agreement, dated as of
                             September 1, 1964, between Connecticut Yankee Atomic Power Company and The United Illuminating
                             Company.   (Exhibit 5.1-3)
 (10)    10.4a     (10)     Copy of Connecticut Yankee Transmission
                             Agreement, dated as of October 1, 1964, among
                             the various stockholders of Connecticut Yankee Atomic Power Company, including The United
                             Illuminating Company.   (Exhibit 5.1-4)
 (10)    10.4b     (13)     Copy of Agreement Amending and Revising
                             Connecticut Yankee Transmission Agreement, dated as of July 1, 1979, amending Exhibit 10.4a. (Exhibit 5.1-7)
 (10)    10.5       (3)     Copy of Capital Contributions Agreement, dated
                             October 16, 1967, between The United Illuminating Company and Connecticut Yankee Atomic Power
                             Company.   (Exhibit 5.1-5)
 (10)    10.6a     (11)     Copy of NEPOOL Power Pool Agreement, dated as of
                             September 1, 1971, as amended to November 1,
                             1988.  (Exhibit 10.6a)
 (10)    10.6b     (14)     Copy of Agreement Setting Out Supplemental NEPOOL
                             Understandings, dated as of April 2, 1973.
                             (Exhibit 5.7-10)
 (10)    10.6c     (11)     Copy of Amendment to NEPOOL Power Pool Agreement,
                             dated as of March 15, 1989, amending Exhibit
                             10.6a.   (Exhibit 10.6c)
 (10)    10.6d     (11)     Copy of Agreement Amending NEPOOL Power Pool
                             Agreement, dated as of October 1, 1990, amending
                             Exhibit 10.6a.   (Exhibit 10.6d)
 (10)    10.6e     (15)     Copy of Agreement Amending NEPOOL Power Pool
                             Agreement, dated as of September 15, 1992,
                             amending Exhibit 10.6a.   (Exhibit 10.6e)
 (10)    10.6f     (15)     Copy of Agreement Amending NEPOOL Power Pool
                             Agreement, dated as of June 1, 1993, amending
                             Exhibit 10.6a.   (Exhibit 10.6f)
 (10)    10.7a     (11)     Copy of Agreement for Joint Ownership,
                             Construction and Operation of New Hampshire
                             Nuclear Units, dated May 1, 1973, as amended to
                             February 1, 1990.   (Exhibit 10.7a)
 (10)    10.7b     (16)     Copy of Transmission Support Agreement, dated as of
                             May 1, 1973, among the Seabrook Companies.
                             (Exhibit 5.9-2)
 (10)    10.7c      (4)     Copy of Twenty-third Amendment to Agreement for
                             Joint Ownership, Construction and Operation of
                             New Hampshire Nuclear Units, dated as of
                             November 1, 1990, amending Exhibit 10.7a.
                             (Exhibit 10.8ab)

Exhibit
 Table   Exhibit  Reference
Item No.   No.       No.               Description
-------  -------  ---------            -----------

 (10)     10.8a    (13)     Copy of Sharing Agreement - 1979 Connecticut
                             Nuclear Unit, dated as of September 1, 1973,
                             among The Connecticut Light and Power Company,
                             The Hartford Electric Light Company, Western
                             Massachusetts Electric Company, New England
                             Power Company, The United Illuminating
                             Company, Public Service Company of New
                             Hampshire, Central Vermont Public Service
                             Company, Montaup Electric Company and
                             Fitchburg Gas and Electric Light Company,
                             relating to a nuclear fueled generating
                             unit in Connecticut.   (Exhibit 5.8-1)
 (10)     10.8b    (17)     Copy of Amendment to Sharing Agreement - 1979
                             Connecticut Nuclear Unit, dated as of August 1,
                             1974, amending Exhibit 10.8a.   (Exhibit 5.9-2)
 (10)     10.8c    (10)     Copy of Amendment to Sharing Agreement - 1979
                             Connecticut Nuclear Unit, dated as of
                             December 15, 1975, amending Exhibit 10.8a.
                             (Exhibit 5.8-4, Post-effective Amendment No. 2)
 (10)     10.9a     (3)     Copy of Transmission Line Agreement, dated
                             January 13, 1966, between the Trustees of the Property of The New York, New Haven and Hartford Railroad Company and The United Illuminating
                             Company.   (Exhibit 5.4)
 (10)     10.9b    (11)     Notice, dated April 24, 1978, of The United
                             Illuminating Company's intention to extend term
                             of Transmission Line Agreement dated January 13,
                             1966, Exhibit 10.9a.   (Exhibit 10.9b)
 (10)     10.9c    (11)     Copy of Letter Agreement, dated March 28, 1985,
                             between The United Illuminating Company and
                             National Railroad Passenger Corporation,
                             supplementing and modifying Exhibit 10.9a.
                             (Exhibit 10.9c)
 (10)    10.10a    (18)     Copy of Agreement, effective May 16, 1995,
                             between The United Illuminating Company and
                             Local 470-1, Utility Workers Union of America,
                             AFL-CIO.   (Exhibit 10.10a)
 (10)    10.10b    (18)     Copy of Supplemental Agreement - Part-Time
                             Employees, effective May 16, 1995, between The United Illuminating Company and Local 470-1, Utility Workers Union of America, AFL-CIO.
                             (Exhibit 10.10b)
 (10)    10.11              Copy of Fuel Oil Supply and Management Agreement,
                             dated as of October 1, 1995, between The United Illuminating Company and Bayway Refining
                             Company.   (Confidential treatment requested)
 (10)    10.12     (12)     Copy of Coal Sales Agreement, dated as of August 1,
                             1992, between Pittston Coal Sales Corp. and The United Illuminating Company. (Confidential
                             treatment requested)   (Exhibit 10.13)
 (10)    10.13      (4)     Copy of Fossil Fuel Supply Agreement between BLC
                             Corporation and The United Illuminating Company,
                             dated as of July 1, 1991.   (Exhibit 10.31)
 (10)    10.14a*   (12)     Copy of Employment Agreement, dated as of January 1,
                             1988, between The United Illuminating Company and
                             Richard J. Grossi.   (Exhibit 10.22a)
 (10)    10.14b*            Copy of Amendment to Employment Agreement, dated
                             as of July 23, 1990, between The United
                             Illuminating Company and Richard J. Grossi,
                             amending Exhibit 10.14a.
 (10)    10.14c*   (18)     Copy of Second Amendment to Employment Agreement,
                             dated as of June 1, 1995, between The United
                             Illuminating Company and Richard J. Grossi,
                             amending Exhibit 10.14a.   (Exhibit 10.15c)
 (10)    10.15a*   (12)     Copy of Employment Agreement, dated as of January
                             1, 1988, between The United Illuminating Company and Robert L. Fiscus. (Exhibit 10.23a)
 (10)    10.15b*            Copy of Amendment to Employment Agreement, dated as
                             of July 23, 1990, between The United Illuminating Company and Robert L. Fiscus, amending
                             Exhibit 10.15a.

Exhibit
 Table   Exhibit  Reference
Item No.   No.       No.                Description
-------  -------  ---------             -----------

 (10)    10.15c*   (18)     Copy of Second Amendment to Employment Agreement,
                             dated as of June 1, 1995, between The United
                             Illuminating Company and Robert L. Fiscus,
                             amending Exhibit 10.15a.   (Exhibit 10.16c)
 (10)    10.16a*   (12)     Copy of Employment Agreement, dated as of
                             January 1, 1988, between The United Illuminating
                             Company and James F. Crowe.   (Exhibit 10.24a)
 (10)    10.16b*            Copy of Amendment to Employment Agreement, dated
                             as of July 23, 1990, between The United
                             Illuminating Company and James F. Crowe, amending
                             Exhibit 10.16a.
 (10)    10.16c*   (18)     Copy of Second Amendment to Employment Agreement,
                             dated as of June 1, 1995, between The United
                             Illuminating Company and James F. Crowe,
                             amending Exhibit 10.16a.   (Exhibit 10.17c)
 (10)    10.17*    (11)     Copy of Executive Incentive Compensation Program
                             of The United Illuminating Company.   (Exhibit
                             10.24)
 (10)    10.18*             Copy of The United Illuminating Company 1990 Stock
                             Option Plan, as amended on December 20, 1993, January 24, 1994 and August 22, 1994.
 (10)    10.19*    (20)     Copy of The United Illuminating Company Dividend
                             Equivalent Program.   (Exhibit 10.20)
(12),(99) 12                Statement Showing Computation of Ratios of Earnings
                             to Fixed Charges and Ratios of Earnings to
                             Combined Fixed Charges and Preferred Stock
                             Dividend Requirements (Twelve Months Ended
                             December 31, 1995, 1994, 1993, 1992 and
                             1991).
 (16)    16        (19)     Letter re Change in certifying accountant.
                             (Exhibit (1))
 (21)    21                 List of subsidiaries of The United Illuminating
                             Company.
 (27)    27                 Financial Data Schedule
 (28)    28.1      (12)     Copies of significant rate schedules of The United
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

(b)  Reports on Form 8-K.

Items         Financial Statements           Date of
Reported             Filed                   Report
--------      --------------------           -------

 4                None                  December 15, 1995
                                        (amended January 2, 1996
                                        and January 18, 1996)

          [Letterhead of Coopers & Lybrand]

        CONSENT OF INDEPENDENT ACCOUNTANTS
        ----------------------------------



We consent to the incorporation by reference in the Post
Effective Amendment No. 1 to the Registration Statement of
The United Illuminating Company on Form S-3 (File No.
33-50221) and the Registration Statements on Form S-3 (File
No. 33-50445, File No. 33-55461 and File No. 33-64003), of
our report, dated January 29, 1996, on our audits of the consolidated financial statements and financial statement schedule of The United Illuminating Company as of December 31, 1995, 1994 and 1993 and for the years then ended, which report is included in this Annual Report on Form 10-K.


                              /s/ Coopers & Lybrand L. L. P.



Hartford, Connecticut
January 29, 1996

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

Date:   March 1, 1996
       -----------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                          Title                       Date
    ---------                          -----                       ----
                                Director, Chairman of the
                                Board of Directors and
/s/ Richard J. Grossi           Chief Executive Officer        March 1, 1996
---------------------
 (Richard J. Grossi)
(Principal Executive Officer)

                                Director, President and
 /s/ Robert L. Fiscus           Chief Financial Officer        March 1, 1996
---------------------
 (Robert L. Fiscus)
(Principal Financial and
 Accounting Officer)


 /s/ John F. Croweak            Director                       March 1, 1996
--------------------
 (John F. Croweak)


 /s/ F. Patrick McFadden, Jr.   Director                       March 1, 1996
-----------------------------
 (F. Patrick McFadden, Jr.)


 /s/ J. Hugh Devlin             Director                       March 1, 1996
-------------------
 (J. Hugh Devlin)


 /s/ Betsy Henley-Cohn          Director                       March 1, 1996
----------------------
 (Betsy Henley-Cohn)


 /s/ Frank R. O'Keefe, Jr.      Director                       March 1, 1996
--------------------------
 (Frank R. O'Keefe, Jr.)


 /s/ James A. Thomas            Director                       March 1, 1996
----------------------
 (James A. Thomas)


 /s/ David E.A. Carson          Director                       March 1, 1996
-----------------------
 (David E.A. Carson)


 /s/ John L. Lahey              Director                       March 1, 1996
----------------------
  (John L. Lahey)


 /s/ Marc C. Breslawsky         Director                       March 1, 1996
-----------------------
 (Marc C. Breslawsky)


 /s/ Thelma R. Albright         Director                       March 1, 1996
------------------------
 (Thelma R. Albright)

                                 EXHIBIT INDEX



(a)  Exhibits

 Exhibit
Table Item    Exhibit
  Number      Number          Description                             Page No.
----------    -------         -----------                             -------

   (10)       10.2e   Copy of Second Supplementary Power Contract,
                      dated as of April 30, 1984,  between
                      Connecticut Yankee Atomic Power Company and
                      The United Illuminating Company, supplementing
                      Exhibit 10.2a.

   (10)       10.2f   Copy of Additional Power Contract, dated
                      as of April 30, 1984, between Connecticut
                      Yankee Atomic Power Company and The
                      United Illuminating Company.

   (10)       10.11   Copy of Fuel Oil Supply and Management Agreement,
                      dated as of October 1, 1995, between The United
                      Illuminating Company and Bayway Refining
                      Company.  (Confidential treatment requested)

   (10)      10.14b   Copy of Amendment to Employment Agreement, dated
                      as of July 23, 1990, between The United
                      Illuminating Company and Richard J. Grossi, amending Exhibit 10.14a.

   (10)      10.15b   Copy of Amendment to Employment Agreement, dated
                      as of July 23, 1990, between The United
                      Illuminating Company and Robert L. Fiscus, amending Exhibit 10.15a.

   (10)      10.16b   Copy of Amendment to Employment Agreement, dated
                      as of July 23, 1990, between The United
                      Illuminating Company and James F. Crowe, amending Exhibit 10.16a.

   (10)      10.18    Copy of The United Illuminating Company 1990
                      Stock Option Plan, as amended on
                      December 20, 1993, January 24, 1994
                      and August 22, 1994.

(12),(99)    12       Statement Showing Computation of Ratios of
                      Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred
                      Stock Dividend Requirements (Twelve Months
                      Ended December 31, 1995, 1994, 1993, 1992 and
                      1991).

   (21)      21       List of subsidiaries of The United Illuminating
                      Company.

   (27)      27       Financial Data Schedule.