Form 10-K/A
period 1995-12-31
UNITED ILLUMINATING CO
filed 1996-03-05
CIK 101265

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-K/A

                           AMENDMENT NO. 1 TO

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

                     DOCUMENTS INCORPORATED BY REFERENCE

                                          Part of this Form 10-K into
      Document                            which document is incorporated
      --------                            ------------------------------
Definitive Proxy Statement, dated
March 28, 1996, for Annual Meeting of the
Shareholders to be held on May 15, 1996.               III

     The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended
December 31, 1995, to add thereto page S-1, a Financial
Statement Schedule listed in Item 14 that was inadvertently omitted from the initial filing of said
Annual Report on March 1, 1996.

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                   THE UNITED ILLUMINATING COMPANY



Date: 3/05/96         By: /s/ Robert L. Fiscus
     ------------     --------------------------
                       Robert L. Fiscus
                       Its President and
                       Chief Financial Officer

                                                           Schedule II
                                                           Valuation and
                                                           Qualifying Accounts
                         THE UNITED ILLUMINATING COMPANY
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1995, 1994 and 1993
                             (Thousands of Dollars)
     Col. A             Col. B           Col. C           Col. D      Col. E
   ----------          ----------       ---------        --------    --------
                                        Additions
                                   -------------------
                       Balance at  Charged to  Charged               Balance at
                       Beginning   Costs and   to Other                End of
  Classification       of Period   Expenses    Accounts  Deductions    Period
  --------------       ---------   ---------   --------- ----------- ----------

RESERVE DEDUCTION
 FROM ASSET TO WHICH
 IT APPLIES:
   Reserve for
   uncollectible
    accounts:
                1995    $4,900      $9,383        -      $7,983 (A)    $6,300
                1994     4,700       9,976        -       9,776 (A)     4,900
                1993     3,900       8,971        -       8,171 (A)     4,700



--------------------

NOTE:
   (A)  Accounts written off, less recoveries.

                                       S-1