Form 10-Q
period 1996-03-31
UNITED ILLUMINATING CO
filed 1996-05-01
CIK 101265

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to



Commission file number 1-6788

                         THE UNITED ILLUMINATING COMPANY

             (Exact name of registrant as specified in its charter)

                CONNECTICUT                               06-0571640
    (State or other jurisdiction)           I.R.S. Employer Identification No.)
of incorporation or organization)

157 CHURCH STREET, NEW HAVEN, CONNECTICUT                     06506
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

                                                 YES X NO


     The number of shares outstanding of the issuer's only class of common stock, as of March 31, 1996, was 14,100,091.


                                                       INDEX

                                           PART I. FINANCIAL INFORMATION


                                                                                                          PAGE
                                                                                                         NUMBER

Item 1.  Financial Statements.                                                                              3

         Consolidated Statement of Income for the three months ended March 31, 1996 and 1995.               3
         Consolidated Balance Sheet as of March 31, 1996 and December 31, 1995.                             4
         Consolidated Statement of Cash Flows for the three months ended March 31, 1996 and 1995.           6

         Notes to Consolidated Financial Statements.                                                        7
           -   Statement of Accounting Policies                                                             7
           -   Capitalization                                                                               8
           -   Rate-related Regulatory Proceedings                                                          9
           -   Income Taxes                                                                                10
           -   Short-term Credit Arrangements                                                              11
           -   Supplementary Information                                                                   12
           -   Fuel Financing Obligations and Other Lease Obligations                                      13
           -   Commitments and Contingencies                                                               13
               -  Capital Expenditure Program                                                              13
               -  Nuclear Insurance Contingencies                                                          13
               -  Other Commitments and Contingencies                                                      14
                  - Hydro-Quebec                                                                           14
                  - Early Retirement Program                                                               14
                  - Site Remediation Costs                                                                 14
                  - Property Taxes                                                                         14
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning                                     15

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.            16

           -   Major Influences on Financial Condition                                                     16
           -   Capital Expenditure Program                                                                 17
           -   Liquidity and Capital Resources                                                             18
           -   Results of Operation                                                                        20
           -   Outlook                                                                                     21

                                            PART II. OTHER INFORMATION

Item 5 .  Other Events                                                                                     23
             -    Nuclear Generation                                                                       23
Item 6.  Exhibits and Reports on Form 8-K.                                                                 24
         SIGNATURES                                                                                        25

                                          PART I: FINANCIAL INFORMATION
                                           ITEM I: FINANCIAL STATEMENTS
                                         THE UNITED ILLUMINATING COMPANY
                                         CONSOLIDATED STATEMENT OF INCOME
                                       (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                   (UNAUDITED)


                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                       1996               1995
                                                                                       ----               ----

Operating Revenues (Note G)                                                            $170,860           $165,398
                                                                                   -------------      -------------
Operating Expenses
  Operation
     Fuel and energy                                                                     31,636             36,898
     Capacity purchased                                                                  10,639             12,943
     Early retirement program charge                                                      7,227                  -
     Other                                                                               36,388             34,770
  Maintenance                                                                             8,899              6,805
  Depreciation                                                                           16,292             15,353
  Amortization of cancelled nuclear project and deferred return                           3,440              3,440
  Income taxes (Note E)                                                                  12,612             12,074
  Other taxes (Note G)                                                                   14,685             14,980
                                                                                   -------------      -------------
       Total                                                                            141,818            137,263
                                                                                   -------------      -------------
Operating Income                                                                         29,042             28,135
                                                                                   -------------      -------------
Other Income and (Deductions)
  Allowance for equity funds used during construction                                       182                  -
  Other-net (Note G)                                                                       (207)              (292)
  Non-operating income taxes                                                              1,269                991
                                                                                   -------------      -------------
       Total                                                                              1,244                699
                                                                                   -------------      -------------
Income Before Interest Charges                                                           30,286             28,834
                                                                                   -------------      -------------
Interest Charges
  Interest on long-term debt                                                             16,490             15,603
  Other interest (Note G)                                                                   585              3,141
  Allowance for borrowed funds used during construction                                    (392)              (588)
                                                                                   -------------      -------------
                                                                                         16,683             18,156
  Amortization of debt discount and redemption premiums                                     679              1,208
                                                                                   -------------      -------------
       Net Interest Charges                                                              17,362             19,364
                                                                                   -------------      -------------

MINORITY INTEREST IN PREFERRED SECURITIES                                                 1,203                  -
                                                                                   -------------      -------------

NET INCOME                                                                               11,721              9,470
Dividends on Preferred Stock                                                                131                733
                                                                                   -------------      -------------
Income Applicable to Common Stock                                                       $11,590             $8,737
                                                                                   =============      =============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                              14,100             14,087

EARNINGS PER SHARE OF COMMON STOCK                                                        $0.82              $0.62

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                                         $0.720             $0.705

                                 The   accompanying    Notes   to   Consolidated
                           Financial  Statements  are an  integral  part  of the
                           financial statements.

                                   THE UNITED ILLUMINATING COMPANY
                                      CONSOLIDATED BALANCE SHEET

                                                ASSETS
                                        (THOUSANDS OF DOLLARS)


                                                                   March 31,            December 31,
                                                                      1996                 1995*
                                                                  (Unaudited)
Utility Plant at Original Cost
  In service                                                          $1,818,263            $1,809,925
  Less, accumulated provision for depreciation                           544,020               532,015
                                                                -----------------     -----------------
                                                                       1,274,243             1,277,910

Construction work in progress                                             39,992                41,817
Nuclear fuel                                                              25,755                25,967
                                                                -----------------     -----------------
     Net Utility Plant                                                 1,339,990             1,345,694
                                                                -----------------     -----------------


Other Property and Investments                                            31,972                27,388
                                                                -----------------     -----------------

Current Assets
  Cash and temporary cash investments                                     15,814                 5,070
  Accounts receivable
   Customers, less allowance for doubtful
     accounts of $6,600 and $6,300                                        65,394                63,987
   Other                                                                  10,836                14,547
  Accrued utility revenues                                                29,418                28,318
  Fuel, materials and supplies, at average cost                           21,816                22,249
  Prepayments                                                              7,567                 3,051
  Other                                                                      133                    55
                                                                -----------------     -----------------
     Total                                                               150,978               137,277
                                                                -----------------     -----------------

Deferred Charges
  Unamortized debt issuance expenses                                       7,284                 7,577
  Other                                                                    2,825                 2,377
                                                                -----------------     -----------------
     Total                                                                10,109                 9,954
                                                                -----------------     -----------------

Regulatory Assets (future amounts due from customers
                       hrough the ratemakingprocess)
  Income taxes due principally to book-tax differences                   352,383               358,168
  Deferred return - Seabrook Unit 1                                       47,196                50,343
  Unamortized cancelled nuclear projects                                  24,327                24,620
  Unamortized redemption costs                                            21,755                22,244
  Uranium enrichment decommissioning cost                                  1,473                 1,505
  Other                                                                    9,222                 8,424
                                                                -----------------     -----------------
     Total                                                               456,356               465,304
                                                                -----------------     -----------------

                                                                      $1,989,405            $1,985,617
                                                                =================     =================
*Derived from audited financial statements

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

                                 THE UNITED ILLUMINATING COMPANY
                                   CONSOLIDATED BALANCE SHEET

                                 CAPITALIZATION AND LIABILITIES
                                     (THOUSANDS OF DOLLARS)

                                                              March 31,            December 31,
                                                                 1996                 1995*
                                                             (Unaudited)
Capitalization (Note B)
  Common stock equity
    Common stock                                                   $284,542              $284,542
    Paid-in capital                                                     769                   769
    Capital stock expense                                            (2,207)              (2,207)
    Retained earnings                                               158,314               156,877
                                                           -----------------     -----------------
                                                                    441,418               439,981
  Preferred stock                                                    10,539                10,539
  Minority interest in preferred securities                          50,000                50,000
  Long-term debt                                                    780,542               845,684
                                                           -----------------     -----------------
    Total                                                         1,282,499             1,346,204
                                                           -----------------     -----------------

Noncurrent Liabilities
  Obligations under capital leases                                   17,432                17,508
  Nuclear decommissioning obligation                                 11,244                10,317
  Other                                                               4,296                 4,090
                                                           -----------------     -----------------
    Total                                                            32,972                31,915
                                                           -----------------     -----------------

Current Liabilities
  Current portion of long-term debt                                  95,171                40,800
  Notes payable                                                      20,000                     -
  Accounts payable                                                   28,000                45,401
  Dividends payable                                                  10,283                10,072
  Taxes accrued                                                      17,720                 5,297
  Pensions accrued                                                   37,277                33,832
  Interest accrued                                                   16,228                14,506
  Obligations under capital leases                                      297                   291
  Other accrued liabilities                                          28,306                26,769
                                                           -----------------     -----------------
    Total                                                           253,282               176,968
                                                           -----------------     -----------------

Customers' Advances for Construction                                  2,657                 2,655
                                                           -----------------     -----------------

Regulatory Liabilities   (future amounts owed to customers
                                          through the
ratemaking process)
  Accumulated deferred investment tax credits                        17,719                17,909
  Other                                                               1,812                 1,990
                                                           -----------------     -----------------
    Total                                                            19,531                19,899
                                                           -----------------     -----------------

Deferred Income Taxes   (future tax liabilities
                       owed to taxing authorities)                  398,464               407,976

Commitments and Contingencies(Note L)                                     -                     -
                                                           -----------------     -----------------
                                                                 $1,989,405            $1,985,617
                                                           =================     =================
* Derived from audited financial statements

                        The   accompanying   Notes  to  Consolidated   Financial
                  Statements are an integral part of the financial statements.

                                    THE UNITED ILLUMINATING COMPANY
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (Thousands of Dollars)
                                              (Unaudited)

                                                                          Three Months Ended
                                                                              March 31,
                                                                    1996                    1995
                                                                    ----                    ----
Cash Flows from Operating Activities
  Net Income                                                           $11,721                   $9,470
                                                               ----------------       ------------------
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
     Depreciation and amortization                                      17,350                   16,891
     Deferred income taxes                                              (3,727)                      69
     Deferred investment tax credits - net                                (190)                    (190)
     Amortization of nuclear fuel                                          900                    4,057
     Allowance for funds used during construction                         (574)                    (588)
     Amortization of deferred return                                     3,147                    3,147
     Changes in:
                   Accounts receivable - net                             2,304                   (2,526)
                   Fuel, material and supplies                             433                     (780)
                   Prepayments                                          (4,516)                  (5,237)
                   Accounts payable                                    (17,401)                  (1,331)
                   Interest accrued                                      1,722                   (1,421)
                   Taxes accrued                                        12,423                    6,190
                   Early retirement costs accrued                        7,227                        -
                   Other assets and liabilities                         (7,979)                    (744)
                                                               ----------------       ------------------
     Total Adjustments                                                  11,119                   17,537
                                                               ----------------       ------------------
Net Cash provided by Operating Activities                               22,840                   27,007
                                                               ----------------       ------------------

Cash Flows from Financing Activities
  Notes payable                                                         20,000                  128,000
  Securities redeemed and retired:
    Long-term debt                                                     (10,800)                (116,133)
  Lease obligations                                                        (70)                    (664)
  Dividends
    Preferred stock                                                       (131)                    (747)
    Common stock                                                        (9,941)                  (9,720)
                                                               ----------------       ------------------
Net Cash provided by (used in) Financing Activities                       (942)                     736
                                                               ----------------       ------------------

Cash Flows from Investing Activities
   Plant expenditures, including nuclear fuel                          (11,154)                 (11,925)
                                                               ----------------       ------------------
Net Cash used in Investing Activities                                  (11,154)                 (11,925)
                                                               ----------------       ------------------

Cash and Temporary Cash Investments:
Net change for the period                                               10,744                   15,818
Balance at beginning of period                                           5,070                   11,432
                                                               ----------------       ------------------
Balance at end of period                                               $15,814                  $27,250
                                                               ================       ==================

Cash paid during the period for:
  Interest (net of amount capitalized)                                 $15,001                  $19,532
                                                               ================       ==================
  Income taxes                                                          $4,175                   $3,300
                                                               ================       ==================

                           The  accompanying  Notes  to  Consolidated  Financial
                     Statements   are  an   integral   part  of  the   financial
                     statements.

                         THE UNITED ILLUMINATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

     The consolidated financial statements of the Company and its wholly-owned subsidiaries, United Resources, Inc., Research Center, Inc. and United Energy International, Inc., have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 1995. Such notes are supplemented as follows:

(A)  STATEMENT OF ACCOUNTING POLICIES

RECLASSIFICATION OF PREVIOUSLY REPORTED AMOUNTS

     Certain amounts previously reported have been reclassified to conform with current year presentations.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

     The weighted average AFUDC rates applied in the first three months of 1996 and 1995 were 8.50% and 7.83%, respectively, on a before-tax basis.

CASH AND CASH EQUIVALENTS

     For cash flow purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

NUCLEAR DECOMMISSIONING TRUSTS

     External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $532,000 and $462,000 in the first quarter of 1996 and 1995, respectively, into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At March 31, 1996, the Company's shares of the trust fund balances, which included accumulated earnings on the funds, were $7.9 million and $3.4 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of". This standard, which is effective for the 1996 calendar year, requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. This standard also requires that rate-regulated companies recognize an

                         THE UNITED ILLUMINATING COMPANY
impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining allowable costs. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71 must be assessed on an ongoing basis. Since the Company is recovering all of its costs through rates, it does not have any assets that are impaired under this new standard.

(B)  CAPITALIZATION

     (A) COMMON STOCK

     The number of shares outstanding of the Company's common stock, no par value, at March 31, 1996 was 14,100,091.

     In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. On June 5, 1991, the Connecticut Department of Public Utility Control (DPUC) approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 18,600 shares of stock at an exercise price of $30 per share, 191,800 shares of stock at an exercise price of $30.75 per share, 600 shares of stock at an exercise price of $31.1875 per share, 4,000 shares of stock at an exercise price of $35.625 per share, 35,133 shares of stock at an exercise price of $39.5625 per share, and 5,000 shares of stock at an exercise price of $42.375 per share have been granted by the Board of Directors and remain outstanding at March 31, 1996.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement, which is effective for the 1996 calendar year, establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock purchase plans, stock options, restricted stock, and stock appreciation rights. The statement defines the methods of determining the fair value of stock-based compensation and requires the recognition of compensation expense for book purposes. However, the statement allows entities to continue to measure compensation expense in accordance with prior accounting principle APB No. 25, "Accounting for Stock Issued to Employees", but requires pro forma net income and earnings per share be disclosed for each year for which an income statement is presented as if SFAS No. 123 were applied. The accounting provisions of SFAS No. 123 apply to the Company's stock option plan and affect options granted in the year of adoption. As of March 31, 1996, there were no options granted to which this statement would apply. The Company has not elected to adopt the expense recognition provisions of SFAS No. 123.

     (B) RETAINED EARNINGS RESTRICTION

     The indenture under which $250 million principal amount of Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $100 million were free from such limitations at March 31, 1996.

     (E) LONG-TERM DEBT

     On February 15, 1996, the Company repaid $10.8 million principal amount of maturing 9.44% First Mortgage Bonds issued by Bridgeport Electric Company, a wholly-owned subsidiary of the Company that was merged with and into the Company in September 1994.

(C) RATE-RELATED REGULATORY PROCEEDINGS

     In March 1996, the Company filed with the Connecticut Department of Public Utility Control (DPUC), for its approval, a proposed price stability and incentive regulation plan. The purpose of this plan is to help address the challenges of an increasingly competitive electric utility industry and to help position the Company to face and meet these challenges. The Company has proposed, as part of the plan, to have no increase in base rates charged to retail customers through December 31, 2001, to afford its customers additional price stability during this period by modifying the operation of the fossil fuel adjustment clause mechanism in retail rates so that customers can expect that this clause will not affect their bills, to depreciate its Seabrook plant investment more rapidly during this period, and to establish a performance-based ratemaking mechanism in which performance will be measured by customer satisfaction and reliability of service, all subject to a minimum and maximum return on common equity. The plan also proposes a mechanism for the Company to increase its support of economic development activities on a local and statewide basis. This plan is designed to allow the Company to continue the application of SFAS No. 71 and to recover its costs of providing service through rates. The Company expects a decision on this plan to be made during 1996.

 (E) INCOME TAXES
                               Three Months Ended
                                    March 31,
                                    1996 1995
                                                 ----                    ----

                                                            (000's)
 Income tax expense consists of:

 Income tax provisions:
   Current
                     Federal                   $11,468                 $8,304
                     State                       3,792                  2,900
                                          ---------------          -------------
                       Total current            15,260                 11,204
                                          ---------------          -------------
   Deferred
                     Federal                    (2,186)                   964
                     State                      (1,541)                  (895)
                                          ---------------          -------------
                       Total deferred           (3,727)                    69
                                          ---------------          -------------

   Investment tax credits                         (190)                  (190)
                                          ---------------          -------------

      Total income tax expense                 $11,343                $11,083
                                          ===============          =============

 Income tax components charged as follows:
   Operating expenses                          $12,612                $12,074
   Other income and deductions - net            (1,269)                  (991)
                                          ---------------          -------------

      Total income tax expense                 $11,343                $11,083
                                          ===============          =============


The following table details the components of the deferred income taxes:

 Seabrook sale/leaseback transaction           ($2,622)               ($2,678)
 Pension benefits                               (2,219)                  (387)
 Unit overhaul and replacement power costs      (1,435)                     -
 Accelerated depreciation                        1,374                  2,274
 Tax depreciation on unrecoverable
   plant investment                              1,244                  1,727
      Deferred fossil fuel costs                   512                   (197)
      Conservation and load management            (137)                   218
      Postretirement benefits                      (68)                  (319)
      Other - net                                 (376)                  (569)
                                          ---------------          -------------

 Deferred income taxes - net                   ($3,727)                   $69
                                          ===============          =============

(F) SHORT-TERM CREDIT ARRANGEMENTS

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 11, 1996. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of March 31, 1996, the Company had $20 million of short-term borrowings outstanding under this facility.

(G) SUPPLEMENTARY INFORMATION
                               Three Months Ended
                                    March 31,
                                    1996 1995
                                                  ----                   ----

                                                             (000's)
Operating Revenues

     Retail                                    $158,558                $150,420
     Wholesale - capacity                         1,790                   1,669
               - energy                           9,796                  12,571
     Other                                          716                     738
                                         ---------------        ----------------
            Total Operating Revenues           $170,860                $165,398
                                         ===============        ================

Sales by Class(MWH's)

     Retail
       Residential                              524,021                 494,317
       Commercial                               559,009                 542,019
       Industrial                               270,952                 264,486
       Other                                     12,041                  12,329
                                         ---------------        ----------------
                                              1,366,023               1,313,151
     Wholesale                                  366,739                 517,436
                                         ---------------        ----------------
       Total Sales by Class                   1,732,762               1,830,587
                                         ===============        ================

Other Taxes

     Charged to:
        Operating:
           State gross earnings                  $6,534                  $6,441
           Local real estate and
             personal property                    6,237                   6,712
           Payroll taxes                          1,914                   1,826
           Other                                      -                       1
                                         ---------------        ----------------
                                                 14,685                  14,980
        Nonoperating and other accounts             132                     166
                                         ---------------        ----------------
       Total Other Taxes                        $14,817                 $15,146
                                         ===============        ================

Other Income and (Deductions) - net

     Interest and dividend income                  $304                    $330
     Equity earnings from Connecticut Yankee        346                     338
     Loss from subsidiary companies                (691)                   (797)
     Miscellaneous other income and
       (deductions) - net                          (166)                   (163)
                                         ---------------        ----------------
      Total Other Income and
     (Deductions) - net                           ($207)                  ($292)
                                         ===============        ================

Other Interest Charges

     Notes payable                                 $328                  $2,806
     Other                                          257                     335
                                         ---------------        ----------------
     Total Other Interest Charges                  $585                  $3,141
                                         ===============        ================

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

     The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity may acquire and/or store natural gas, coal and fuel oil for sale to the Company, and the Company may purchase these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to April 1997. At March 31, 1996, approximately $8.4 million of fossil fuel purchases were being financed under this agreement.

(L) COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM

     The Company's continuing capital expenditure program is presently estimated at approximately $311.2 million, excluding AFUDC, for 1996 through 2000.

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

OTHER COMMITMENTS AND CONTINGENCIES

                                  HYDRO-QUEBEC

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase II of this facility, in which UI has a 5.45% participating share, has increased the capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. The Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of March 31, 1996, the Company's guarantee liability for this debt amounted to approximately $8.5 million.

                            EARLY RETIREMENT PROGRAM

     On May 22, 1995, the Company and the union representing approximately 695 of its operating, maintenance and clerical employees agreed on a three-year contract, effective May 16, 1995. As part of this agreement, the Company offered a voluntary early retirement program to 74 employees, who had until January 31, 1996 to accept. The early retirement offer was accepted by 64 employees, and the Company recognized a charge to earnings in January 1996 of $7.2 million ($4.2 million, after-tax). The employees accepting the offer will retire during the first six months of 1996.

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

                                 PROPERTY TAXES

     On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. On May
7, 1994,  the Company  received a  "Certificate  of  Correction....to  correct a clerical omission or mistake" from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994, generating tax claims of approximately $3.5 million. On March 1, 1995, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1995-1996, which notices purport to increase said assessed value by approximately 48% over the valuation declared by the Company, generating tax claims of approximately $3.5 million. On May 11, 1995, the Company received notices of assessment changes relative to the assessed values of the Company's personal property for the tax years 1992-1993 and 1993-1994, which notices purport to increase said assessed values by approximately 45% and 49%, respectively, over the valuations declared by the Company, generating tax claims of approximately $4.1 million and $3.5 million, respectively. On March 8, 1996, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1996-1997, which notices purport to increase said assessed value by approximately 57% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.8 million. The Company is contesting each of these actions by the City's tax assessor vigorously. On January 9, 1996, the Connecticut Superior Court granted the Company's motion for summary judgment against the City relative to the "updated" personal property tax bills for the tax year 1991-1992. The City has appealed to the Appellate Court from the Superior Court decision, which decision would also be applicable to and defeat the valuation increases for the tax years 1992-1993 and 1993-1994 if it is sustained on appeal. It is the present opinion of the Company that the ultimate outcome of this dispute will not have a significant impact on the financial position of the Company.

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $432 million (in 1996 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be approximately $76 million. This estimate assumes the prompt removal and dismantling of the Unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the first quarter of 1996 was $410,000. UI's share of the fund at March 31, 1996 was approximately $7.9 million.

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. Current decommissioning cost estimates for Millstone Unit 3 and the Connecticut Yankee Unit are $478 million (in 1996 dollars) and $375 million (in 1996 dollars), respectively, of which the Company's share would be approximately $18 million and $36 million, respectively. These estimates assume the prompt removal and dismantling of each unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to decommissioning trust funds managed by Northeast Utilities. UI's share of the Millstone Unit 3 decommissioning payments made during the first quarter of 1996 was $122,000. UI's share of the fund at March 31, 1996 was approximately $3.4 million. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $340,000 were funded by UI during the first quarter of 1996, and UI's share of the fund at March 31, 1996 was $17.5 million.

     The Financial Accounting Standards Board (FASB) has issued an exposure draft related to the accounting for the closure and removal costs of long-lived assets, including nuclear plant decommissioning. If the proposed accounting standard were adopted, it may result in higher annual provisions for decommissioning to be recognized earlier in the operating life of nuclear units and an accelerated recognition of the decommissioning obligation. The FASB will be deliberating this issue, and the resulting final pronouncement could be different from that proposed in the exposure draft.

                                                     CAPITAL EXPENDITURE PROGRAM

The Company's 1996-2000 capital expenditure program, excluding allowance for funds used during construction (AFUDC) and its effect on certain capital related items, is presently budgeted as follows:

                                                 1996           1997          1998           1999           2000       Total
                                                 ----           ----          ----           ----           ----       -----

                                                                                     (000's)


Production (1)                                $19,440        $15,171       $14,077        $32,533        $12,656     $93,877
Distribution                                   22,272         19,956        19,236         18,996         20,112     100,572
Transmission                                    2,436          3,360         5,436          5,304          5,256      21,792
Conservation and
 Load Management                                9,819          7,224         6,011          5,685          5,685      34,424
Other                                          14,860          6,014         4,217          3,976          3,589      32,656
                                               -------         ------        ------         ------         ------     ------
Subtotal:                                      68,827         51,725        48,977         66,494         47,298     283,321
Nuclear Fuel                                    2,987          8,298         2,943         10,500          3,196      27,924
                                                ------         ------        ------        -------         ------     ------

 Total Expenditures                           $71,814        $60,023       $51,920        $76,994        $50,494    $311,245
                                              ========       ========      ========       ========       ========   ========

AFUDC (Pre-tax)                                $2,626         $2,815        $2,606         $2,502         $3,305
Book Depreciation                              62,299         65,883        69,346         72,756         71,749
Decommissioning                                 2,162          2,271         2,364          2,472          2,588
Amortization of Deferred
 Return on Seabrook Unit 1
 Phase-In (after tax)                          12,586         12,586        12,586         12,586              0

Estimated Rate Base
 (end of period)                           $1,193,616     $1,167,980    $1,137,109     $1,125,596     $1,094,268


(1) Steel Point Station environmental remediation costs of $3,793 are included in 1996.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                                        MAJOR INFLUENCES ON FINANCIAL CONDITION

     The  Company's  financial  condition  will  continue to be dependent on the level of retail and wholesale sales and the Company's ability to control expenses. The two primary factors that affect sales volume are economic conditions and weather. Since 1990, annual growth in total operation and maintenance expense, excluding one-time items and cogeneration capacity purchases, has averaged less than 1.0%. The Company hopes to continue to restrict this average to less than the rate of inflation in future years (see "Outlook").

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

     The electric utility industry is being subjected to increasing competition. Currently, the Company's electric service rates are subject to regulation and are based on the Company's costs. Therefore, the Company, and most regulated utilities, are subject to certain accounting standards (Statement of Financial
Accounting Standards No. 71 (SFAS No. 71), "Accounting for the Effects of Certain Types of Regulation") that are not applicable to other businesses in general. These accounting rules allow regulated utilities, where appropriate, to defer the income statement impact of certain costs that are expected to be recovered in future regulated service rates and to establish regulatory assets on balance sheets for such costs. The effects of competition could cause the operations of the Company, or a portion thereof, to cease meeting the criteria for application of these accounting rules. While the Company expects to continue to meet these criteria in the foreseeable future, if the Company were to cease meeting these criteria, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which the criteria are no longer met. If this change in accounting were to occur, it would have a material adverse effect on the Company's earnings and retained earnings in that year and could have a material adverse effect on the Company's ongoing financial condition as well.
 .
     In March 1996, the Company filed with the Connecticut Department of Public Utility Control (DPUC), for its approval, a proposed price stability and incentive regulation plan. The purpose of this plan is to help address the challenges of an increasingly competitive electric utility industry and to help position the Company to face and meet these challenges. The Company has proposed, as part of the plan, to have no increase in base rates charged to retail customers through December 31, 2001, to afford its customers additional price stability during this period by modifying the operation of the fossil fuel adjustment clause mechanism in retail rates so that customers can expect that this clause will not affect their bills, to depreciate its Seabrook plant investment more rapidly during this period, and to establish a performance-based ratemaking mechanism in which performance will be measured by customer satisfaction and reliability of service, all subject to a minimum and maximum return on common equity. The plan also proposes a mechanism for the Company to increase its support of economic development activities on a local and statewide basis. This plan is designed to allow the Company to continue the application of SFAS No. 71 and to recover its costs of providing service through rates. The Company expects a decision on this plan to be made during 1996.

                LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had $15.8 million of cash and temporary cash investments, an increase of $10.7 million from the balance at December 31, 1995. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                      (Millions)

       Balance, December 31, 1995                                      $ 5.1
                                                                        -----

       Net cash provided by operating activities                        22.8

       Net cash provided by (used in) financing activities:
       -   Financing activities, excluding dividend payments             9.1
       -   Dividend payments                                           (10.1)

       Cash invested in plant, including nuclear fuel                  (11.1)
                                                                        -----

             Net increase                                               10.7

       Balance,  March 31, 1996                                        $15.8
                                                                        =====


     The Company's capital requirements are presently projected as follows:

                                                                 1996       1997       1998       1999       2000
                                                                 ----       ----       ----       ----       ----
                                                                                     (millions)
Cash on Hand - Beginning of Year                                  $ 5       $ 22    $  -        $  -        $  -
Internally Generated Funds less Dividends                         100         95       101         99         84
                                                                 ----        ---       ---        ---        ---
         Subtotal                                                 105        117       101         99         84

Less:
Capital Expenditures                                               72         60        52         77         50
                                                                   --         --        --         --         --

Cash Available to pay Debt Maturities and Redemptions              33         57        49         22         34

Less:
Maturities and Mandatory Redemptions                               11         65       116        116        156
                                                                   --         --       ---        ---        ---

External Financing Requirements                                  $(22)       $ 8      $ 67       $ 94       $122
                                                                  ====       ===       ===        ===        ===

Note: Internally Generated Funds less Dividends, Capital Expenditures and External Financing Requirements are estimates based on current earnings and cash flow projections and are subject to change due to future events and conditions that may be substantially different than those used in developing the projections.

     All of the Company's capital requirements that exceed available cash will have to be provided by external financing. Although the Company has no commitment to provide such financing from any source of funds, other than a $75 million revolving credit agreement with a group of banks, described below, the Company expects to be able to satisfy its external financing needs by issuing additional short-term and long-term debt and by issuing preferred stock or common stock if necessary. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and the level of the Company's income and cash flow.

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 11, 1996. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of March 31, 1996, the Company had $20 million of short-term borrowings outstanding under this facility.

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

     The Board of Directors of the Company has authorized the investment of a maximum of $27 million, in the aggregate, of the Company's assets in all of URI's ventures, UEI and RCI, and, at March 31, 1996, $27 million had been so invested.

                                                 RESULTS OF OPERATIONS

FIRST QUARTER OF 1996 VS. FIRST QUARTER OF 1995

     Earnings for the first quarter of 1996 were $11.6 million, or $.82 per share, up $2.9 million, or $.20 per share, from the first quarter of 1995. Earnings from operations, which exclude one-time items, were $15.8 million, or $1.12 per share for the first quarter of 1996, up $7.0 million, or $.50 per share from the first quarter of 1995. The one-time item, recorded in the first quarter of 1996, was a charge of $7.2 million ($4.2 million after-tax), or $.30 per share, reflecting the estimated costs of a Bargaining Unit Voluntary Early Retirement Program, part of the Company's on-going organization review and cost reduction program. Savings from this program should begin accruing in the second quarter of 1996.

     Retail operating revenues increased by about $8.1 million in the first quarter of 1996 compared to the first quarter of 1995:

      A retail kilowatt-hour sales increase of 4.0% from the prior year increased retail revenues by $5.9 million and sales margin (revenue less fuel expense and revenue-based taxes) by $4.6 million. The Company believes that there was a "real" (i.e. not attributable to abnormal weather or leap year) kilowatt-hour sales increase of about 0.5% in the first quarter of 1996 compared to the first quarter of 1995, with the remaining retail kilowatt-hour sales growth coming as a result of colder weather and the extra leap year day.

      Other retail revenues increased by $2.2 million: $1.6 million from the recovery, through the Conservation Adjustment Mechanism, of previously recorded and projected conservation program costs mandated by the Connecticut Department of Public Utility Control (DPUC), partially offset by competitive pricing and other price reduction mechanisms, and a net $0.6 million increase from "pass through" charges for certain expense changes, including increases in fuel costs.

     Wholesale "capacity" revenues increased slightly in the first quarter of 1996 compared to the first quarter of 1995. Wholesale "energy" revenues are a direct offset to wholesale energy expense and do not contribute to sales margin. These energy revenues, as well as the associated fuel expense, decreased during the first quarter of 1996, compared to the first quarter of 1995.

     Retail fuel and energy expenses decreased by $2.5 million in the first quarter of 1996 compared to the first quarter of 1995. A decrease of $3.2 million was due to higher nuclear unit generation (absence of the Connecticut Yankee nuclear unit refueling outage that took place in the first and second quarters of 1995), and, also, from lower nuclear energy prices. Increases in kilowatt-hour generation to meet sales volume and increases in other fuel and energy expenses, including "pass through" charges, partially offset the nuclear fuel expense savings.

     Operating expenses for operations, maintenance and purchased capacity charges increased by $1.4 million in the first quarter of 1996 compared to the first quarter of 1995:

      Purchased capacity expense was $2.3 million lower due to the absence of the added refueling outage costs incurred by the Connecticut Yankee nuclear generating unit during the first quarter of 1995.

      Operation and maintenance expense increased by $3.7 million. A provision for maintenance expenses associated with generating plant overhauls and refueling outages added $1.8 million. Employment costs increased by $1.4 million due to employee compensation, not additional employees.

     Other operating expenses increased in the first quarter of 1996 compared to the first quarter of 1995, from higher depreciation expense and income taxes.

     Interest charges decreased by $2.2 million in the first quarter of 1996 compared to the first quarter of 1995 as a result of the Company's refinancing program and strong cash flow. Also, total preferred dividends (net-of-tax) increased slightly in the first quarter of 1996 compared to the first quarter of 1995, as a result of the issuance of new preferred securities by a limited partnership (tax deductible Minority Interest in Preferred Securities) offset, to a large extent, by reduced dividends from the repurchase of other preferred stock.



                                                        OUTLOOK

     The Company's long term earnings goal is to achieve growth in earnings per share from operations of 4% annually from the 1992 level of $3.17 per share. The Company exceeded the goal in 1995 and anticipates achieving the goal in 1996, subject to a number of factors described below.

     The 1996 quarterly earnings from operations will follow a pattern similar to that of 1995 with significantly higher earnings in the third quarter when compared to other quarters. Summer seasonal retail sales and summer pricing are the predominant factors contributing to this pattern.

     The Company anticipates that retail revenues for all of 1996 will increase by about $5 million as a result of recovery, through the Conservation Adjustment Mechanism, of previously recorded and projected conservation costs mandated by the DPUC, partially offset by competitive pricing and other price reduction mechanisms. These factors increased retail revenues by $1.6 million in the first quarter of 1996 compared to the first quarter of 1995 and should increase retail revenues by about $3.5 million over the last three quarters of 1996 compared to the same period last year. The Company has dealt with the possible loss of customers as a result of cogeneration, relocation or discontinuation of operations by successfully negotiating seventeen multi-year contracts with major customers, including its largest customer, which is constructing a cogeneration unit that will produce approximately one-half of the customer's electricity requirements by 1998. These contracts provide cost reduction and price stability for the customers while helping the Company maintain its customer base for the long term.

     The Company's earnings will continue to be very sensitive to the level of retail sales. The two primary factors that affect sales volume are economic conditions and weather. Overall, 1995 weather was more severe than "normal" providing additional sales margin of about $5.1 million. Weather for the first quarter of 1995 was milder than normal and a return to "normal" weather in the first quarter of 1996 increased sales margin by $1.8 million. Weather for the last three quarters of 1995 was more severe than normal, and a return to "normal" weather in the last three quarters of 1996 would reduce sales margin by $6.9 million. The Company expects "real" retail kilowatt-hour sales growth of about 0.5 percent for the year, similar to the growth experienced in the first quarter of 1996, producing additional sales margin of about $750,000 per quarter.

     The Company had expected that higher generating output from the nuclear units (no refueling outages planned for the Seabrook or Millstone units in 1996) and lower nuclear fuel prices would add $4-$5 million to sales margin (through lower retail fuel and energy expense) in 1996 compared to 1995, if normal operating assumptions were met. These savings were skewed towards the first quarter of 1996 in which $3.2 million of the savings were realized. Currently, Millstone Unit 3 is shut down and will remain shut down until the Nuclear Regulatory Commission (NRC) completes, to its satisfaction, a review of operations. The shutdown of the unit reduces UI's sales margin by about $0.5 million per month from anticipated normal operating levels. (See Part II. Other Information; Item 5 - Other Events - Nuclear Generation) Also, the DPUC is currently investigating options regarding "pass through" clauses related to fossil and nuclear fuel expenses that might affect future sales margin.

     Another major factor affecting the Company's earnings will be the Company's ability to control expenses. As part of a new labor contract between the Company and its union employees (the Bargaining Unit) covering the period May 16, 1995 May 16, 1998, and in conjunction with the Company's other cost savings programs, a Bargaining Unit Voluntary Early Retirement Program has been initiated and resulted in a one-time charge of $.30 per share taken in the first quarter of 1996. Savings from the program should begin accruing in the second quarter of 1996 and should amount to at least $1 million for the year. Despite these savings, the Company anticipates that its operation and maintenance expense for all of 1996 will increase compared to 1995 as a result of several new initiatives designed to prepare the Company for future competitive challenges: marketing programs for enhancing sales, training programs to prepare all employees for competition, and regulatory programs to help prepare the Company financially for survival in a competitive and, potentially, restructured industry. These programs will likely add about $4 million to operation and maintenance expense in the last three quarters of 1996.

     Depreciation expense should increase by $4-$5 million in 1996 from 1995 levels. Somewhat more than half of this increase is due to anticipated normal plant additions and the rest to rapid recovery of conservation and load management program costs. The DPUC is reviewing the depreciation lives of these programs and may further accelerate the recovery period.

     The Company expects continued reductions in interest expense from the 1995 level of $77 million to about $69 million. This 1996 interest expense level would be 39% below the 1989 level and would mark the seventh consecutive year of interest expense decline.

     The Company expects an improvement in unregulated subsidiary earnings compared to the results of 1995. In the near term, the Company's investments in these subsidiaries are unlikely to have a positive effect on earnings, but the Company believes that these investments will contribute to future earnings growth.

     In March 1996, the Company filed with the Connecticut Department of Public Utility Control (DPUC), for its approval, a proposed price stability and incentive regulation plan. The purpose of this plan is to help address the challenges of an increasingly competitive electric utility industry and to help position the Company to face and meet these challenges. The Company has proposed, as part of the plan, to have no increase in base rates charged to retail customers through December 31, 2001, to afford its customers additional price stability during this period by modifying the operation of the fossil fuel adjustment clause mechanism in retail rates so that customers can expect that this clause will not affect their bills, to depreciate its Seabrook plant investment more rapidly during this period, and to establish a performance-based ratemaking mechanism in which performance will be measured by customer satisfaction and reliability of service, all subject to a minimum and maximum return on common equity. The plan also proposes a mechanism for the Company to increase its support of economic development activities on a local and statewide basis. This plan is designed to allow the Company to continue the application of SFAS No. 71 and to recover its costs of providing service through rates. The Company expects a decision on this plan to be made during 1996.

                           PART II. OTHER INFORMATION


Item 5.  Other Events

        Nuclear Generation

       On March 30, 1996, Millstone Unit 3, a 1,154-MW nuclear generating unit located in Waterford, Connecticut, in which the Company has a 3.685% joint ownership interest, was shut down by the licensee following an engineering evaluation that determined that four safety-related valves would not be able to perform their design function during certain postulated events. On April 4, 1996, the Nuclear Regulatory Commission ("NRC") issued a letter to Northeast Utilities Service Company ("NUSCO"), the Northeast Utilities subsidiary that operates Millstone Unit 3, requesting that NUSCO submit, no later than 7 days prior to the restart of the unit, information describing the actions taken to ensure that future operation of Millstone Unit 3 will be conducted in accordance with the terms and conditions of its operating license, NRC regulations, and the plant's Updated Final Safety Analysis Report (collectively, "Applicable Requirements"). The letter also requires that certain specific technical issues be resolved to the NRC's satisfaction prior to restarting the unit.

     The NRC's April 4, 1996 letter concerning Millstone Unit 3 superseded an earlier letter, dated March 7, 1996, pursuant to which the NRC had requested information within 30 days regarding the plans and schedule for ensuring that the future operation of the unit would be conducted in accordance with the Applicable Requirements. The NRC's April 4, 1996 letter states that, since the earlier letter, it has identified programmatic issues and design deficiencies at Millstone Unit 3 that are similar in nature to those previously identified at Millstone Units 1 and 2, two other nuclear generating units at the Millstone Station that are owned by operating subsidiaries of Northeast Utilities and are also operated by NUSCO; and therefore the NRC is now seeking information for Millstone Unit 3 comparable to that requested previously for those other two units. Millstone Unit 3 was designed and constructed more recently than Millstone Units 1 and 2, under more stringent licensing requirements. Therefore, NUSCO has stated that it believes that preparation of its response to the NRC's request for information regarding Millstone Unit 3 should not be as difficult or time-consuming as that for those earlier vintage units. However, NUSCO has stated that it cannot, at this time, predict the duration of the process for preparing the necessary response, the NRC's reaction to the response, or the expected date that Millstone Unit 3 will return to service.

     While Millstone Unit 3 is out of service, the Company will incur incremental replacement power costs estimated at approximately $500,000 per month, and experience an adverse impact on net earnings per share of approximately $.02 per month. In addition to the costs of replacement power, incremental direct costs will be incurred to address issues raised by the NRC relative to Millstone Unit 3, and the Company may be responsible for its 3.685% joint ownership share of these costs.

     On March 7, 1996, the NRC requested information within 30 days regarding the plans and schedule for ensuring that the future operation of Connecticut Yankee Atomic Power Company's ("CY") 582-MW nuclear generating unit located in Haddam, Connecticut, which is currently operational, will be conducted in accordance with the Applicable Requirements. CY is owned in part by the Company (9.5%) and is operated by NUSCO. Unlike Millstone Units 1, 2, and 3, the NRC letter concerning CY does not currently require that the requested information be submitted prior to restarting the unit, were it shut down. However, the Company cannot predict at this time what actions, if any, the NRC may take as a result of NUSCO's response for CY. In the event of a shut down of CY, the Company would incur similar replacement power costs and incur a similar adverse impact on net earnings per share to those described above regarding Millstone Unit 3.






Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

 Exhibit
Table Item   Exhibit
 Number       Number                                   Description

(12),(99) 12 Statement Showing Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements (Twelve Months Ended March 31, 1996 and Twelve Months Ended December 31, 1995, 1994, 1993, 1992 and 1991).

   (27)       27    Financial Data Schedule


     (b) Reports on Form 8-K.

Items                     Financial Statements         Date of
Reported                         Filed                 Report

    4                           None               December 15, 1995
                                                   (amended January 2, 1996,
                                                   January 18, 1996, and
                                                   March 6, 1996.)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE UNITED ILLUMINATING COMPANY




Date  April 30, 1996            Signature              /s/ Robert L.Fiscus
      --------------                                   -------------------
                                                          Robert L. Fiscus
                                  President and
                                                       Chief Financial Officer

                              EXHIBIT INDEX


(a)  Exhibits

  Exhibit
 Table Item      Exhibit
   Number         Number                Description                                   Page No.

   (12),(99)     12      Statement Showing  Computation of Ratios of Earnings
                         to Fixed  Charges  and Ratios of  Earnings  to Combined
                         Fixed Charges and Preferred Stock Dividend Requirements
                         (Twelve  Months Ended March 31, 1996 and Twelve  Months
                         Ended December 31, 1995, 1994, 1993, 1992 and 1991).

     (27)        27      Financial Data Schedule