Form 10-Q
period 1996-06-30
UNITED ILLUMINATING CO
filed 1996-08-13
CIK 101265

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDING JUNE 30, 1996

                                            OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________to_____________



Commission file number 1-6788

                         THE UNITED ILLUMINATING COMPANY

                (Exact name of registrant as specified in its charter)

                   CONNECTICUT                            06-0571640
(State or other jurisdiction of incorporation       (I.R.S. Identification No.)
           or organization)

157 CHURCH STREET, NEW HAVEN, CONNECTICUT                    06506
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

     The number of shares outstanding of the issuer's only class of common stock, as of June 30, 1996, was 14,101,291.


                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                          PAGE
                                                                                                         NUMBER
Item 1.  Financial Statements.                                                                              3

         Consolidated Statement of Income for the three and six months ended June 30, 1996 and 1995.        3
         Consolidated Balance Sheet as of June 30, 1996 and December 31, 1995.                              4
         Consolidated Statement of Cash Flows for the three and six months ended June 30, 1996 and 1995.    6

         Notes to Consolidated Financial Statements.                                                        7
           -   Statement of Accounting Policies                                                             7
           -   Capitalization                                                                               8
           -   Rate-related Regulatory Proceedings                                                          9
           -   Income Taxes                                                                                10
           -   Short-term Credit Arrangements                                                              11
           -   Supplementary Information                                                                   12
           -   Fuel Financing Obligations and Other Lease Obligations                                      13
           -   Commitments and Contingencies                                                               13
               -  Capital Expenditure Program                                                              13
               -  Other Commitments and Contingencies                                                      13
                  - Hydro-Quebec                                                                           13
                  - Early Retirement Programs                                                              13
                  - Site Remediation Costs                                                                 13
                  - Property Taxes                                                                         14
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning                                     14

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.            16

           -   Major Influences on Financial Condition                                                     16
           -   Capital Expenditure Program                                                                 17
           -   Liquidity and Capital Resources                                                             18
           -   Results of Operation                                                                        19
           -   Outlook                                                                                     22

                                            PART II. OTHER INFORMATION

Item 5 . Other Events                                                                                      25

           -   Nuclear Generation                                                                          25

Item 6.  Exhibits and Reports on Form 8-K.                                                                 27

         SIGNATURES                                                                                        28

                          PART I: FINANCIAL INFORMATION
                          ITEM I: FINANCIAL STATEMENTS
                         THE UNITED ILLUMINATING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            Three Months Ended                Six Months Ended
                                                                                  June 30,                         June 30,
                                                                            1996          1995              1996           1995
                                                                            ----          ----              ----           ----
OPERATING REVENUES (NOTE G)                                              $168,790      $163,429          $339,650       $328,827
                                                                      ------------  ------------      ------------  -------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                       33,759        34,510            65,395         71,408
     Capacity purchased                                                    11,309        11,443            21,948         24,386
     Early retirement program charges                                         860             -             8,087              -
     Other                                                                 40,593        35,674            76,981         70,444
  Maintenance                                                              10,043        10,553            18,942         17,358
  Depreciation                                                             16,360        15,359            32,652         30,712
  Amortization of cancelled nuclear project and deferred return             3,439         3,439             6,879          6,879
  Income taxes (Note E)                                                    12,661        11,409            25,273         23,483
  Other taxes (Note G)                                                     13,895        14,507            28,580         29,487
                                                                      ------------  ------------      ------------  -------------
       Total                                                              142,919       136,894           284,737        274,157
                                                                      ------------  ------------      ------------  -------------
OPERATING INCOME                                                           25,871        26,535            54,913         54,670
                                                                      ------------  ------------      ------------  -------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction                         200             -               382              -
  Other-net (Note G)                                                         (259)         (946)             (466)        (1,238)
  Non-operating income taxes                                                1,549         1,750             2,818          2,741
                                                                      ------------  ------------      ------------  -------------
       Total                                                                1,490           804             2,734          1,503
                                                                      ------------  ------------      ------------  -------------
INCOME BEFORE INTEREST CHARGES                                             27,361        27,339            57,647         56,173
                                                                      ------------  ------------      ------------  -------------
INTEREST CHARGES
  Interest on long-term debt                                               16,303        14,931            32,793         30,534
  Other interest (Note G)                                                     693         3,045             1,278          6,186
  Allowance for borrowed funds used during construction                      (352)         (689)             (744)        (1,277)
                                                                      ------------  ------------      ------------  -------------
                                                                           16,644        17,287            33,327         35,443
  Amortization of debt expense and redemption premiums                        631         1,102             1,310          2,310
                                                                      ------------  ------------      ------------  -------------
       Net Interest Charges                                                17,275        18,389            34,637         37,753
                                                                      ------------  ------------      ------------  -------------

MINORITY INTEREST IN PREFERRED SECURITIES                                   1,203         1,176             2,406          1,176
                                                                      ------------  ------------      ------------  -------------

NET INCOME                                                                  8,883         7,774            20,604         17,244
Discount on preferred stock redemptions                                    (1,826)       (1,992)           (1,826)        (1,992)
Dividends on preferred stock                                                   96           334               227          1,067
                                                                      ------------  ------------      ------------  -------------
INCOME APPLICABLE TO COMMON STOCK                                         $10,613        $9,432           $22,203        $18,169
                                                                      ============  ============      ============  =============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                14,101        14,087            14,100         14,087

EARNINGS PER SHARE OF COMMON STOCK                                          $0.75         $0.67             $1.57          $1.29

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                           $0.72         $0.705            $1.44          $1.41


               The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                                    THE UNITED ILLUMINATING COMPANY
                                      CONSOLIDATED BALANCE SHEET

                                                ASSETS
                                        (Thousands of Dollars)

                                                                    June 30,            December 31,
                                                                      1996                 1995*
                                                                      ----                 -----
                                                                  (Unaudited)
Utility Plant at Original Cost
  In service                                                       $1,824,652            $1,809,925
  Less, accumulated provision for depreciation                        556,835               532,015
                                                                -----------------     -----------------
                                                                    1,267,817             1,277,910

Construction work in progress                                          40,813                41,817
Nuclear fuel                                                           24,154                25,967
                                                                -----------------     -----------------
     Net Utility Plant                                              1,332,784             1,345,694
                                                                -----------------     -----------------


Other Property and Investments                                         33,575                27,388
                                                                -----------------     -----------------

Current Assets
  Cash and temporary cash investments                                  45,724                  5,070
  Accounts receivable
   Customers, less allowance for doubtful
     accounts of $7,350 and $6,300                                     69,306                63,987
   Other                                                               13,270                14,547
  Accrued utility revenues                                             32,386                28,318
  Fuel, materials and supplies, at average cost                        23,553                22,249
  Prepayments                                                           4,336                 3,051
  Other                                                                   152                    55
                                                                -----------------     -----------------
     Total                                                            188,727               137,277
                                                                -----------------     -----------------

Deferred Charges
  Unamortized debt issuance expenses                                    6,976                 7,577
  Other                                                                 1,718                 2,377
                                                                -----------------     -----------------
     Total                                                              8,694                 9,954
                                                                -----------------     -----------------

Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
  Income taxes due principally to book-tax differences                348,363               358,168
  Deferred return - Seabrook Unit 1                                    44,050                50,343
  Unamortized cancelled nuclear projects                               24,034                24,620
  Unamortized redemption costs                                         21,314                22,244
  Uranium enrichment decommissioning costs                              1,441                 1,505
  Other                                                                 9,339                 8,424
                                                                -----------------     -----------------
     Total                                                            448,541               465,304
                                                                -----------------     -----------------

                                                                   $2,012,321            $1,985,617
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

                                  THE UNITED ILLUMINATING COMPANY
                                    CONSOLIDATED BALANCE SHEET

                                  CAPITALIZATION AND LIABILITIES
                                      (Thousands of Dollars)

                                                                   June 30,           December 31,
                                                                     1996                 1995*
                                                                     ----                 ----
                                                                 (Unaudited)
Capitalization (Note B)
  Common stock equity
    Common stock                                                     $284,579             $284,542
    Paid-in capital                                                       772                  769
    Capital stock expense                                              (2,182)              (2,207)
    Retained earnings                                                 158,750              156,877
                                                              ----------------     ----------------
                                                                      441,919              439,981
  Preferred stock                                                       4,494              10,539
  Minority interest in preferred securities                            50,000               50,000
  Long-term debt                                                      788,070              845,684
                                                              ----------------     ----------------
    Total                                                           1,284,483            1,346,204
                                                              ----------------     ----------------

Noncurrent Liabilities
  Obligations under capital leases                                     17,354               17,508
  Nuclear decommissioning obligation                                   12,198               10,317
  Other                                                                 4,524                4,090
                                                              ----------------     ----------------
    Total                                                              34,076               31,915
                                                              ----------------     ----------------

Current Liabilities
  Current portion of long-term debt                                    95,171               40,800
  Notes payable                                                        35,000                    -
  Accounts payable                                                     36,288               45,401
  Dividends payable                                                    10,205               10,072
  Taxes accrued                                                        10,528                5,297
  Pensions accrued                                                     38,191               33,832
  Interest accrued                                                     24,468               14,506
  Obligations under capital leases                                        303                  291
  Other accrued liabilities                                            33,373               26,769
                                                              ----------------     ----------------
    Total                                                             283,527              176,968
                                                              ----------------     ----------------

Customers' Advances for Construction                                    1,871                2,655
                                                              ----------------     ----------------

Regulatory Liabilities   (future amounts owed to customers
                          through the ratemaking process)
  Accumulated deferred investment tax credits                          17,528               17,909
  Other                                                                 1,812                1,990
                                                              ----------------     ----------------
    Total                                                              19,340               19,899
                                                              ----------------     ----------------

Deferred Income Taxes   (future tax liabilities owed
                         to taxing authorities)                       389,024              407,976

Commitments and Contingencies (Note L)                                      -                    -
                                                              ----------------     ----------------

                                                                   $2,012,321           $1,985,617
                                                              ================     ================
* Derived from audited financial statements

                    The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                                   THE UNITED ILLUMINATING COMPANY
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (THOUSANDS OF DOLLARS)
                                           (UNAUDITED)

                                                                    Three Months Ended           Six  Months Ended
                                                                              June 30,                    June 30,
                                                                     1996          1995          1996          1995
                                                                     ----          ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                           $8,883       $7,774        $20,604       $17,244
                                                                  ------------   ----------   ------------  ------------
  Adjustments  to  reconcile  net  income  to net  cash  provided by operating activities:
     Depreciation and amortization                                     17,469       16,830         34,819        33,721
     Deferred income taxes                                             (5,421)         982         (9,148)        1,051
     Deferred investment tax credits - net                               (191)        (191)          (381)         (381)
     Amortization of nuclear fuel                                       1,586        3,390          2,486         7,447
     Allowance for funds used during construction                        (552)        (689)        (1,126)       (1,277)
     Amortization of deferred return                                    3,146        3,146          6,293         6,293
     Changes in:
             Accounts receivable - net                                 (6,346)       2,503         (4,042)          (23)
             Fuel, materials and supplies                              (1,737)        (236)        (1,304)       (1,016)
             Prepayments                                                3,231       12,574         (1,285)        7,337
             Accounts payable                                           8,288        5,128         (9,113)        3,797
             Interest accrued                                           8,240        8,956          9,962         7,535
             Taxes accrued                                             (7,192)      (5,233)         5,231           957
             Early retirement costs accrued                               860            -          8,087             -
             Other assets and liabilities                               2,104       (3,900)        (5,875)       (4,644)
                                                                  ------------   ----------   ------------  ------------
     Total Adjustments                                                 23,485       43,260         34,604        60,797
                                                                  ------------   ----------   ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              32,368       51,034         55,208        78,041
                                                                  ------------   ----------   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock                                                            40            -             40             -
   Long-term debt                                                       7,500            -          7,500             -
   Preferred securities of subsidiary                                       -       50,000              -        50,000
   Notes payable                                                       15,000      (19,150)        35,000       108,850
   Securities redeemed and retired:
     Preferred stock                                                   (6,045)     (33,661)        (6,045)      (33,661)
     Long-term debt                                                         -            -        (10,800)     (116,133)
   Discount on preferred stock redemption                               1,826        1,992          1,826         1,992
   Expenses of issue                                                        -       (1,831)             -        (1,831)
   Lease obligations                                                      (72)        (367)          (142)       (1,031)
   Dividends
     Preferred stock                                                     (175)        (929)          (306)       (1,676)
     Common stock                                                     (10,152)      (9,931)       (20,093)      (19,651)
                                                                  ------------   ----------   ------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     7,922      (13,877)         6,980       (13,141)
                                                                  ------------   ----------   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Plant expenditures, including nuclear fuel                        (10,380)     (15,392)       (21,534)      (27,317)
                                                                  ------------   ----------   ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                                 (10,380)     (15,392)       (21,534)      (27,317)
                                                                  ------------   ----------   ------------  ------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                              29,910       21,765         40,654        37,583
BALANCE AT BEGINNING OF PERIOD                                         15,814       27,250          5,070        11,432
                                                                  ------------   ----------   ------------  ------------
BALANCE AT END OF PERIOD                                              $45,724      $49,015        $45,724       $49,015
                                                                  ============   ==========   ============  ============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                                $8,582       $8,638        $23,583       $28,170
                                                                  ============   ==========   ============  ============
   Income taxes                                                       $22,450      $11,350        $26,625       $14,650
                                                                  ============   ==========   ============  ============

                    The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

     The consolidated financial statements of the Company and its wholly-owned subsidiary, United Resources, Inc., have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 1995. Such notes are supplemented as follows:

(A)  STATEMENT OF ACCOUNTING POLICIES

RECLASSIFICATION OF PREVIOUSLY REPORTED AMOUNTS

     Certain amounts previously reported have been reclassified to conform with current year presentations.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

     The weighted average AFUDC rates applied in the first six months of 1996 and 1995 were 8.50% and 7.67%, respectively, on a before-tax basis.

CASH  AND  CASH EQUIVALENTS

     For cash flow purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

NUCLEAR DECOMMISSIONING TRUSTS

     External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $1,065,000 and $924,000 in the first half of 1996 and 1995, respectively, into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At June 30, 1996, the Company's shares of the trust fund balances, which included accumulated earnings on the funds, were $8.8 million and $3.5 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

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

(B)  CAPITALIZATION

     (A) COMMON STOCK

     The number of shares outstanding of the Company's common stock, no par value, at June 30, 1996 was 14,101,291.

     In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. On June 5, 1991, the Connecticut Department of Public Utility Control (DPUC) approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 17,799 shares of stock at an exercise price of $30 per share, 190,600 shares of stock at an exercise price of $30.75 per share, 600 shares of stock at an exercise price of $31.1875 per share, 4,000 shares of stock at an exercise price of $35.625 per share, 34,332 shares of stock at an exercise price of $39.5625 per share, and 5,000 shares of stock at an exercise price of $42.375 per share have been granted by the Board of Directors and remain outstanding at June 30, 1996. Options to purchase 1,200 shares of stock at an exercise price of $30.75 per share were exercised during the first six months of 1996.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement, which is effective for calendar year 1996, establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock purchase plans, stock options, restricted stock, and stock appreciation rights. The statement defines the methods of determining the fair value of stock-based compensation and requires the recognition of compensation expense for book purposes. However, the statement allows entities to continue to measure compensation expense in accordance with the prior authoritative literature, APB No. 25, "Accounting for Stock Issued to Employees", but requires pro forma net income and earnings per share be disclosed for each year for which an income statement is presented as if SFAS No. 123 were applied. The accounting provisions of SFAS No. 123 apply to the Company's stock option plan and affect options granted in the year of adoption. As of June 30, 1996, there were no options granted to which this statement would apply. The Company has not elected to adopt the expense recognition provisions of SFAS No. 123.

     (B) RETAINED EARNINGS RESTRICTION

     The indenture under which $250 million principal amount of Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $99.0 million were free from such limitations at June 30, 1996.

     (C) PREFERRED STOCK

     On June 4, 1996, the Company purchased at a discount on the open market, and canceled, 53,450 shares of its $100 par value preferred stock. The shares purchased consisted of 2,950 shares of its 4.35%, Series A, 12,500 shares of its 4.72%, Series B and 38,000 shares of its 5 5/8%, Series D, preferred stock. The shares, having a par value of $5,345,000, were purchased for $3,816,169, creating an after-tax gain of $1,528,831.

                        THE UNITED ILLUMINATING COMPANY

     On June 7, 1996, the Company purchased at a discount on the open market, and canceled, 7,000 shares of its $100 par value 4.35%, Series A preferred stock. The shares, having a par value of $700,000, were purchased for $402,730, creating an after-tax gain of $297,270.

     (E) LONG-TERM DEBT

     On February 15, 1996, the Company repaid $10.8 million principal amount of maturing 9.44% First Mortgage Bonds issued by Bridgeport Electric Company, a wholly-owned subsidiary of the Company that was merged with and into the Company in September 1994.

     On June 26, 1996, the Company borrowed $7.5 million from the Connecticut Development Authority (CDA), representing the proceeds from the issuance by the CDA of $7.5 million principal amount of tax-exempt Pollution Control Revenue Bonds (PCRBs). The Company is obligated, under its borrowing agreement with the CDA, to pay to a trustee for the PCRBs' bondholders such amounts as will pay, when due, the principal of and the premium, if any, and interest on the PCRBs. The PCRBs will mature in 2026, and their interest rate can be adjusted periodically to reflect prevailing market conditions. The PCRBs were issued at an initial interest rate of 3.3%, which is being adjusted weekly. On July 15, 1996, the Company used the proceeds of this $7.5 million borrowing to cause the redemption and repayment of $7.5 million principal amount of 9 1/2% PCRBs issued by the CDA in 1986.

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

                     THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                                                    Three Months Ended              Six Months Ended
(E) INCOME  TAXES                                                              June 30,                      June 30,
                                                                      1996          1995            1996          1995
                                                                      ----          ----            ----          ----
Income tax expense consists of:                                             (000's)                       (000's)

Income tax provisions:
  Current
             Federal                                                   $12,577        $6,573         $24,045       $14,877
             State                                                       4,147         2,295           7,939         5,195
                                                                   ------------  ------------    ------------  ------------
                Total current                                           16,724         8,868          31,984        20,072
                                                                   ------------  ------------    ------------  ------------
  Deferred
             Federal                                                    (3,494)        1,648          (5,680)        2,612
             State                                                      (1,927)         (666)         (3,468)       (1,561)
                                                                   ------------  ------------    ------------  ------------
                Total deferred                                          (5,421)          982          (9,148)        1,051
                                                                   ------------  ------------    ------------  ------------

  Investment tax credits                                                  (191)         (191)           (381)         (381)
                                                                   ------------  ------------    ------------  ------------

     Total income tax expense                                          $11,112        $9,659         $22,455       $20,742
                                                                   ============  ============    ============  ============

Income tax components charged as follows:
  Operating expenses                                                   $12,661       $11,409         $25,273       $23,483
  Other income and deductions - net                                     (1,549)       (1,750)         (2,818)       (2,741)
                                                                   ------------  ------------    ------------  ------------

     Total income tax expense                                          $11,112        $9,659         $22,455       $20,742
                                                                   ============  ============    ============  ============


The following table details the components of the deferred income taxes:
     Seabrook sale/leaseback transaction                               ($2,622)      ($2,678)        ($5,244)      ($5,356)
     Pension benefits                                                   (1,785)         (403)         (4,004)         (790)
     Unit overhaul and replacement power costs                            (575)            -          (2,010)            -
     Accelerated depreciation                                            1,374         2,274           2,748         4,548
     Tax depreciation on unrecoverable plant investment                  1,244         1,727           2,488         3,454
     Deferred fossil fuel costs                                            153           264             665            67
     Conservation and load management                                     (353)           98            (490)          316
     Postretirement benefits                                              (729)         (289)           (797)         (608)
     Other - net                                                        (2,128)          (11)         (2,504)         (580)
                                                                   ------------  ------------    ------------  ------------

Deferred income taxes - net                                            ($5,421)         $982         ($9,148)       $1,051
                                                                   ============  ============    ============  ============

                       THE UNITED ILLUMINATING COMPANY

(F) SHORT-TERM CREDIT ARRANGEMENTS

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 11, 1996. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of June 30, 1996, the Company had $35 million of short-term borrowings outstanding under this facility.

                         THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(G)  SUPPLEMENTARY INFORMATION

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                                 1996           1995             1996            1995
                                                                 ----           ----             ----            ----
                                                                    (000's)                          (000's)

Operating Revenues

    Retail                                                    $154,965        $149,234         $313,523        $299,654
    Wholesale - capacity                                         1,712           1,587            3,502           3,256
              - energy                                          11,462          11,797           21,258          24,368
    Other                                                          651             811            1,367           1,549
                                                          -------------  --------------   --------------  --------------
         Total Operating Revenues                             $168,790        $163,429         $339,650        $328,827
                                                          =============  ==============   ==============  ==============

Sales by Class(MWH's)

    Retail
    Residential                                                418,063         399,222          942,084         893,539
    Commercial                                                 551,206         546,564        1,110,215       1,088,583
    Industrial                                                 283,523         283,811          554,475         548,297
    Other                                                       11,925          11,999           23,966          24,328
                                                          -------------  --------------   --------------  --------------
                                                             1,264,717       1,241,596        2,630,740       2,554,747
    Wholesale                                                  482,762         480,171          849,501         997,607
                                                          -------------  --------------   --------------  --------------
         Total Sales by Class                                1,747,479       1,721,767        3,480,241       3,552,354
                                                          =============  ==============   ==============  ==============

Other Taxes

    Charged to:
    Operating:
       State gross earnings                                     $6,365          $6,392          $12,899         $12,833
       Local real estate and personal property                   6,294           6,718           12,531          13,430
       Payroll taxes                                             1,236           1,396            3,150           3,222
       Other                                                         -               1                -               2
                                                          -------------  --------------   --------------  --------------
                                                                13,895          14,507           28,580          29,487
    Nonoperating and other accounts                                264             126              396             292
                                                          -------------  --------------   --------------  --------------
         Total Other Taxes                                     $14,159         $14,633          $28,976         $29,779
                                                          =============  ==============   ==============  ==============

Other Income and (Deductions) - net

    Interest and dividend income                                  $337            $389             $641            $719
    Equity earnings from Connecticut Yankee                        403             398              749             736
    Loss from subsidiary companies                                (864)         (1,215)          (1,555)         (2,012)
    Miscellaneous other income and (deductions) - net             (135)           (518)            (301)           (681)
                                                          -------------  --------------   --------------  --------------
         Total Other Income and (Deductions) - net               ($259)          ($946)           ($466)        ($1,238)
                                                          =============  ==============   ==============  ==============

Other Interest Charges

    Notes Payable                                                 $387          $2,672             $715          $5,478
    Other                                                          306             373              563             708
                                                          -------------  --------------   --------------  --------------
         Total Other Interest Charges                             $693          $3,045           $1,278          $6,186
                                                          =============  ==============   ==============  ==============

                        THE UNITED ILLUMINATING COMPANY

(K) FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

     The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity may acquire and/or store natural gas, coal and fuel oil for sale to the Company, and the Company may purchase these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to August 1997. At June 30, 1996, approximately $8.5 million of fossil fuel purchases were being financed under this agreement.

(L) COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM

     The Company's continuing capital expenditure program is presently estimated at approximately $311.2 million, excluding AFUDC, for 1996 through 2000.

OTHER COMMITMENTS AND CONTINGENCIES

                                  HYDRO-QUEBEC

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase II of this facility, in which UI has a 5.45% participating share, has increased the capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. The Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of June 30, 1996, the Company's guarantee liability for this debt was approximately $8.4 million.

                            EARLY RETIREMENT PROGRAMS

     On May 22, 1995, the Company and the union representing approximately 695 of its operating, maintenance and clerical employees agreed on a three-year contract, effective May 16, 1995. As part of this agreement, the Company offered a voluntary early retirement program to 74 employees, who had until January 31, 1996 to accept. The early retirement offer was accepted by 64 employees, and the Company recognized a charge to earnings in January 1996 of $7.2 million ($4.2 million, after-tax). The employees accepting the offer retired during the first six months of 1996. In June 1996, the Company recognized an additional charge to earnings of $0.9 million ($0.5 million, after tax) to reflect additional early retirement costs.

     In July 1996, the Company offered a Voluntary Early Retirement Plan (VERP) and a Voluntary Separation Plan (VSP) to virtually all of its employees. The election period for both plans is July 31, 1996 through September 13, 1996. The Company has established a cap of 220 employees who will be allowed to accept this offer.

                             SITE REMEDIATION COSTS

     The Company has estimated that the cost of environmental remediation of its decommissioned Steel Point Station property in Bridgeport will be approximately $11.3 million, and that the value of the property following remediation

                        THE UNITED ILLUMINATING COMPANY
will not exceed $6 million. In its 1992 decision on UI's application for retail rate increases, the DPUC provided for additional revenues to be recovered from customers, in the amount of $4.3 million of the difference, during the period 1993-1996, subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.
                                 PROPERTY TAXES

     On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. On May
7, 1994,  the Company  received a  "Certificate  of  Correction....to  correct a clerical omission or mistake" from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994, generating tax claims of approximately $3.5 million. On March 1, 1995, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1995-1996, which notices purport to increase said assessed value by approximately 48% over the valuation declared by the Company, generating tax claims of approximately $3.5 million. On May 11, 1995, the Company received notices of assessment changes relative to the assessed values of the Company's personal property for the tax years 1992-1993 and 1993-1994, which notices purport to increase said assessed values by approximately 45% and 49%, respectively, over the valuations declared by the Company, generating tax claims of approximately $4.1 million and $3.5 million, respectively. On March 8, 1996, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1996-1997, which notices purport to increase said assessed value by approximately 57% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.8 million. The Company is contesting each of these actions by the City's tax assessor vigorously. On January 9, 1996, the Connecticut Superior Court granted the Company's motion for summary judgment against the City relative to the "updated" personal property tax bills for the tax year 1991-1992. The City appealed to the Appellate Court from the Superior Court decision, which decision would also be applicable to and defeat the valuation increases for the tax years 1992-1993 and 1993-1994 if it is sustained on appeal. In June 1996, the Connecticut Supreme Court transferred this appeal to its docket. It is the present opinion of the Company that the ultimate outcome of this dispute will not have a significant impact on the financial position of the Company.

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $432 million (in 1996 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be approximately $76 million. This estimate assumes the prompt removal and dismantling of the Unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the first half of 1996 was $821,000. UI's share of the fund at June 30, 1996 was approximately $8.8 million.

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. Current decommissioning cost estimates for Millstone Unit 3 and the Connecticut Yankee Unit are $478 million (in 1996 dollars) and $375 million (in 1996 dollars), respectively, of which the Company's share would be approximately $18 million and $36 million, respectively. These estimates assume the prompt removal and dismantling of each unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to decommissioning trust funds managed by Northeast Utilities. UI's share of the Millstone Unit 3 decommissioning payments made during the first half of 1996 was $244,000. UI's share of the fund at June 30, 1996 was approximately

                        THE UNITED ILLUMINATING COMPANY

$3.5 million. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $684,000 were funded by UI during the first half of 1996, and UI's share of the fund at June 30, 1996 was $18.0 million.

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

                LIQUIDITY AND CAPITAL RESOURCES


     At June 30, 1996, the Company had $45.7 million of cash and temporary cash investments, an increase of $40.6 million from the balance at December 31, 1995. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                               (Millions)

    Balance, December 31, 1995                                  $ 5.1
                                                                -----

    Net cash provided by operating activities                    55.2

    Net cash provided by (used in) financing activities:
    -   Financing activities, excluding dividend payments        27.3
    -   Dividend payments                                       (20.4)

    Cash invested in plant, including nuclear fuel              (21.5)
                                                                -----

          Net increase                                           40.6

    Balance,  June 30, 1996                                     $45.7
                                                                =====


     The Company's capital requirements are presently projected as follows:

                                                                 1996       1997       1998       1999       2000
                                                                 ----       ----       ----       ----       ----
                                                                                     (millions)
Cash on Hand - Beginning of Year                                  $ 5        $ 18    $  -        $  -        $ -
Internally Generated Funds less Dividends                         100          95      101         99         84
                                                                  ---         ---      ---        ---        ---
         Subtotal                                                 105         113      101         99         84

Less:
Capital Expenditures                                               72          60       52         77         50
                                                                  ---         ---      ---        ---        ---

Cash Available to pay Debt Maturities and Redemptions              33          53       49         22         34

Less:
Maturities and Mandatory Redemptions                               11          65      116        116        156
Optional Preferred Stock Purchases                                  4          -        -          -          -
                                                                   --         ---      ---        ---        ---

External Financing Requirements                                  $(18)       $ 12     $ 67       $ 94       $122
                                                                   ===        ===      ===        ===        ===

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

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 11, 1996. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of June 30, 1996, the Company had $35 million of short-term borrowings outstanding under this facility.

     UI has one wholly-owned subsidiary, United Resources, Inc. (URI), that serves as the parent corporation for several unregulated businesses, each of which is incorporated separately to participate in business ventures that will complement and enhance UI's electric utility business and serve the interests of the Company and its shareholders and customers. Two other wholly-owned subsidiaries, United Energy International, Inc. and Research Center, Inc. were dissolved in April 1996.

     Four wholly-owned subsidiaries of URI have been incorporated. Souwestcon Properties, Inc. (SPI) participated as a 25% partner in the ownership of a medical hotel building in New Haven. The building has been sold; and SPI was dissolved in April 1996. Another wholly-owned subsidiary of URI, Thermal Energies, Inc., is participating in the development of district heating and cooling facilities in the downtown New Haven area, including the energy center for an office tower and participation as a 37% partner in the energy center for a city hall and office tower complex. A URI subsidiary named Precision Power, Inc. provides power-related equipment and services to the owners of commercial buildings and industrial facilities. A URI subsidiary named American Payment Systems, Inc. manages agents and equipment for electronic data processing of bill payments made by customers of utilities, including UI, at neighborhood businesses.

     The Board of Directors of the Company has authorized the investment of a maximum of $27 million, in the aggregate, of the Company's assets in all of URI's ventures, and, at June 30, 1996, $27 million had been so invested.

                              RESULTS OF OPERATIONS

SECOND QUARTER OF 1996 VS. SECOND QUARTER OF 1995

     Earnings for the second quarter of 1996 were $10.6 million, or $.75 per share, up $1.2 million, or $.08 per share, from the second quarter of 1995. Earnings from operations, which exclude one-time items, were $10.1 million, or $0.72 per share, for the second quarter of 1996, up $2.7 million, or $.19 per share, from the second quarter of 1995. The one-time items recorded in the second quarter of 1996 were: a gain of $1.8 million (after-tax), or $.13 per share, from the purchase of the Company's preferred stock at a discount to par value, a charge of $0.9 million ($0.5 million after-tax), or $.04 per share, reflecting early retirement charges not covered by the first quarter amount, and a charge of $1.4 million ($0.8 million after-tax), or $.06 per share, for the cumulative loss on an office space sublease. The one-time item recorded in the second quarter of 1995 was a gain of $2.0 million (after-tax), or $.14 per share, from the purchase of the Company's preferred stock at a discount to par value.

     Retail operating revenues increased by about $5.7 million in the second quarter of 1996 compared to the second quarter of 1995:

  .   A  retail  kilowatt-hour  sales  increase  of 1.9%  from  the  prior  year increased retail revenues by $2.6 million and sales margin (revenue less fuel expense and revenue-based taxes) by $2.1 million. The Company's calculation of the impact of weather on kilowatt-hour sales indicates that sales increased in both the second quarter of 1996 and the second quarter of 1995 by about the same amount (0.5%) due to hotter than normal weather. This would indicate that there was a "real" (i.e. not attributable to abnormal weather) kilowatt-hour sales increase of about 2.0% in the second quarter of 1996 compared to the second quarter of 1995. A longer term perspective indicates that "real" kilowatt-hour sales growth is about 1%.

  .   Retail  revenues  also  increased by $3.1  million:  $1.6 million from the recovery, through the Conservation Adjustment Mechanism, of previously recorded and projected conservation program costs mandated by the Department of Public Utility Control (DPUC), partially offset by competitive pricing and other price reduction mechanisms, and a net $1.5 million increase from "pass through" charges for certain expense changes, including increases in fuel costs.

     Wholesale "capacity" revenues increased slightly in the second quarter of 1996 compared to the second quarter of 1995. Wholesale "energy" revenues are a direct offset to wholesale energy expense and do not contribute to sales margin. These energy revenues, as well as the associated fuel expense, decreased during the second quarter of 1996 compared to the second quarter of 1995.

     Retail fuel and energy expenses decreased by $0.4 million in the second quarter of 1996 compared to the second quarter of 1995. A decrease of $2.7 million was due to higher nuclear unit generation and lower nuclear energy prices: higher generation from the Seabrook and Connecticut Yankee nuclear generating units more than offset the shutdown of the Millstone Unit 3 nuclear generating unit. The latter unit was also out of service for a refueling outage in the second quarter of 1995. For more on the status of the operation of Millstone Unit 3, see the OUTLOOK section. Increases in kilowatt-hour generation to meet sales volume and increases in other fuel and energy expenses, including "pass through" charges, largely offset the nuclear fuel expense savings.

     Operating expenses for operations, maintenance and purchased capacity charges increased by $2.9 million in the second quarter of 1996 compared to the second quarter of 1995:

  .  Purchased capacity expense decreased slightly.

  . Operation and maintenance expense increased by $3.0 million. A provision for maintenance expenses associated with generating plant overhauls and refueling outages added $1.8 million, and the expensing of accumulated costs associated with software purchases and development added $1.3 million. Employment costs increased by $1.0 million, due to increases in employee compensation that were partly offset by the beginning of savings from the Bargaining Unit Voluntary Early Retirement Program implemented in January of 1996. Savings in generating plant maintenance also offset some of these increases.

     Other operating expenses increased in the second quarter of 1996 compared to the second quarter of 1995, from higher depreciation expense and income taxes.

     Interest charges continued their significant decline, decreasing by $1.5 million in the second quarter of 1996 compared to the second quarter of 1995 as a result of the Company's refinancing program and strong cash flow. Also, total preferred dividends (net-of-tax) decreased slightly in the second quarter of 1996 compared to the second quarter of 1995 as a result of purchases of preferred stock by the Company.

SIX MONTHS OF 1996 VS. SIX MONTHS OF 1995

     Earnings for the first six months of 1996 were $22.2 million, or $1.57 per share, up $4.0 million, or $.28 per share, from the first six months of 1995. Earnings from operations, which exclude one-time items, were $25.9 million, or $1.84 per share for the first six months of 1996, up $9.7 million, or $.69 per share, from the first six months of 1995. The one-time items recorded in the first six months of 1996 were: a gain of $1.8 million (after-tax), or $.13 per share, from the purchase of the Company's preferred stock at a discount to par value, charges of $8.1 million ($4.7 million after-tax), or $.34 per share, reflecting the estimated costs of early retirements as part of the Company's on-going organization review and cost reduction program, and a charge of $1.4 million ($0.8 million after-tax), or $.06 per share, for the cumulative loss on an office space sublease. The one-time item recorded in the first six months of 1995 was a gain of $2.0 million (after-tax), or $.14 per share, from the purchase of the Company's preferred stock at a discount to par value. Retail operating revenues increased by about $13.9 million in the first six months of 1996 compared to the first six months of 1995:

  .   A  retail  kilowatt-hour  sales  increase  of 3.0%  from  the  prior  year increased retail revenues by $8.5 million and sales margin (revenue less fuel expense and revenue-based taxes) by $6.8 million. The Company's calculation of the impact of weather on kilowatt-hour sales indicates that sales increased by about 1.0% in the first six months of 1996 compared to the first six months of 1995 due to more severe weather. Milder than normal weather decreased sales in the first six months of 1995 while more severe than normal weather increased sales in the first six months of 1996. Retail kilowatt-hour sales also increased by 0.7% due to the leap year day in 1996. This indicates that there was a "real" (i.e. not attributable to abnormal weather or the 1996 leap year day) kilowatt-hour sales increase of about 1.4% in the first six months of 1996 compared to the first six months of 1995. A longer term perspective indicates that "real" retail kilowatt-hour sales growth is about 1%.

 .    Retail  revenues  also  increased by $5.4  million:  $3.2 million from the recovery, through the Conservation Adjustment Mechanism, of previously recorded and projected conservation program costs mandated by the Department of Public Utility Control (DPUC), partially offset by competitive pricing and other price reduction mechanisms, and a net $2.2 million increase from "pass through" charges for certain expense changes, including increases in fuel costs.

     Wholesale "capacity" revenues increased slightly in the first six months of 1996 compared to the first six months of 1995. Wholesale "energy" revenues are a direct offset to wholesale energy expense and do not contribute to sales margin. These energy revenues, as well as the associated fuel expense, decreased during the first six months of 1996 compared to the first six months of 1995.

     Retail fuel and energy expenses decreased by $2.9 million in the first six months of 1996 compared to the first six months of 1995. A decrease of $5.9 million was due to higher nuclear unit generation and lower nuclear energy prices: higher generation from the Seabrook and Connecticut Yankee nuclear generating units (Connecticut Yankee had a refueling outage that took place in the first and second quarters of 1995) more than offset the shutdown of the Millstone Unit 3 nuclear generating unit which began on March 30, 1996 and is continuing. The latter unit was also out of service for a refueling outage in the second quarter of 1995. For more on the status of the operation of Millstone Unit 3, see the OUTLOOK section. Increases in kilowatt-hour generation to meet sales volume and increases in other fuel and energy expenses, including "pass through" charges, partially offset the nuclear fuel expense savings.

     Operating expenses for operations, maintenance and purchased capacity charges increased by $4.3 million in the first six months of 1996 compared to the first six months of 1995:

  .   Purchased capacity expense was $2.4 million lower,  reflecting the absence of the added refueling outage costs incurred by the Connecticut Yankee nuclear generating unit during the first six months of 1995.

  .   Operation and maintenance  expense increased by $6.7 million.  A provision for maintenance expenses associated with generating plant overhauls and refueling outages added $3.3 million, and the expensing of accumulated costs associated with software purchases and development added $1.3 million. Employment costs increased by $2.2 million due to increases in employee compensation, not additional employees.

    Other operating expenses increased in the first six months of 1996 compared to the first six months of 1995, from higher depreciation expense and income taxes.

     Interest charges continued their significant decline, decreasing by $3.6 million in the first six months of 1996 compared to the first six months of 1995 as a result of the Company's refinancing program and strong cash flow. Also, total preferred dividends (net-of-tax) decreased slightly in the first six months of 1996 compared to the first six months of 1995 as a result of the purchases of preferred stock by the Company.

                                     OUTLOOK

     The Company's long term earnings goal is to achieve growth in earnings per share FROM OPERATIONS of 4% annually from the 1992 level of $3.17 per share. The Company exceeded the goal in 1995 and anticipates exceeding the goal in 1996 (subject to a number of factors described below). However, THE COMPANY RECENTLY OFFERED ITS EMPLOYEES ANOTHER VOLUNTARY EARLY RETIREMENT PLAN (VERP) AND A VOLUNTARY SEPARATION PLAN (VSP). ONE-TIME CHARGES, WHICH ARE ANTICIPATED TO BE ESTIMATED AND TAKEN IN THE THIRD QUARTER OF 1996 FOR THESE PLANS, COULD AMOUNT TO EARNINGS PER SHARE IMPACTS OF $.50 TO $1.00. THIS WOULD PUT THE TOTAL ONE-TIME CHARGES FOR EARLY RETIREMENT AND SEPARATION PLANS FOR 1996 IN THE $.85 TO $1.35 PER SHARE RANGE, AND NET EARNINGS, INCLUDING THESE CHARGES, COULD SLIP BELOW $3.00 PER SHARE FOR THE YEAR. THE NEW PLANS ARE LIKELY TO PRODUCE ANNUAL COST SAVINGS OF $7 MILLION TO $15 MILLION, WHICH MAY NOT BE FULLY REALIZED UNTIL 1998. Age and service qualifications restrict eligibility for the new VERP; but virtually all of the Company's full-time and part-time regular employees are eligible for the VSP. A maximum of 220 employees (of a total workforce of about
1300) will be permitted to accept the plans, which are designed to prepare the Company for a more competitive environment and minimize the need for any future layoffs.

     The 1996 quarterly earnings from operations will follow a pattern similar to that of 1995, with significantly higher earnings in the third quarter when compared to other quarters. Summer seasonal retail sales and summer pricing are the predominant factors contributing to this pattern. The Company should earn approximately half of its income from operations in the third quarter; and weather factors can have a significant impact on sales in that quarter.

     The Company anticipated that retail revenues for all of 1996 would increase by about $5 million as a result of the recovery, through the Conservation Adjustment Mechanism, of previously recorded and projected conservation costs mandated by the DPUC, partially offset by competitive pricing and other price reduction mechanisms. These factors increased retail revenues by $3.2 million in the first six months of 1996 compared to the first six months of 1995, and they should lead to a further increase in retail revenues of about $1.8 million over the last two quarters of 1996 compared to the same period last year. The Company has dealt with the possible loss of customers as a result of cogeneration, relocation or discontinuation of operations by successfully negotiating nineteen multi-year contracts with major customers, including its largest customer, which is constructing a cogeneration unit that will produce approximately one-half of the customer's electricity requirements by 1998. These contracts provide cost reduction and price stability for the customers while helping the Company maintain its customer base for the long term.

     The Company's earnings will continue to be very sensitive to the level of retail sales. The two primary factors that affect sales volume are economic conditions and weather. Overall, 1995 weather was more severe than "normal," providing additional sales margin of about $5.1 million. Weather for the first six months of 1995 was milder than normal, which reduced sales margin by $1.1 million while weather for the last six months of 1995 was more severe than normal which produced additional sales margin of about $6.3 million. The Company expects "real" retail kilowatt-hour sales growth in a range of 0.5% to 1.5% for the last six months of 1996 compared to the last six months of 1995. A 1% "real" kilowatt-hour sales growth in this period would produce additional sales margin of about $2.5 million over last year.

     The Company had expected that higher generating output from the nuclear units (no refueling outages planned for the Seabrook or Millstone units in 1996) and lower nuclear fuel prices would have added $4-$5 million to sales margin (through lower retail fuel and energy expense) in 1996 compared to 1995, if normal operating assumptions were met. These savings were skewed towards the first six months of 1996 in which $5.9 million of savings were realized. However, Millstone Unit 3 was taken out of service on March 30, 1996, and will remain shut down pending a comprehensive Nuclear Regulatory Commission (NRC) review of its operations. (See Item 5. Other Events.) The shutdown of this unit reduces UI's sales margin by about $0.5 million per month from anticipated normal operating levels. Also, a similar sales margin reduction can be expected to result from the unexpected shutdown of the Connecticut Yankee nuclear unit on July 23, 1996. (See Item 5. Other Events.) The Company's share of the Millstone Unit 3 and Connecticut Yankee nuclear units is 41 megawatts and 53 megawatts, respectively. Because the dates when Millstone Unit 3 and the Connecticut Yankee unit will return to service cannot be predicted, the Company is unable, at this time, to estimate the sales margin reduction that will result, during the last six months of 1996, from these unanticipated events. Also, the DPUC is currently investigating options regarding "pass through" clauses related to fossil and nuclear fuel expenses that might affect future sales margin.

     Another major factor affecting the Company's earnings will be the Company's ability to control expenses. As part of a new labor contract between the Company and its union employees (the Bargaining Unit) covering the period May 16, 1995 - May 16, 1998, and in conjunction with the Company's cost savings programs, a Bargaining Unit Voluntary Early Retirement Program was initiated and resulted in a one-time charge of $.30 per share taken in the first quarter of 1996. An additional one-time charge of $.04 per share was incurred in the second quarter of 1996 for early retirement costs. Savings from this early retirement program began in the second quarter of 1996 and should amount to at least $1 million for the year. Despite these savings, the Company anticipates that its operation and maintenance expense for all of 1996 will increase compared to 1995 as a result of several new initiatives designed to prepare the Company for future competitive challenges: marketing programs for enhancing sales, training programs to prepare all employees for competition, and regulatory programs to help prepare the Company financially for survival in a competitive and, potentially, restructured industry. These programs will likely add about $3 million to operation and maintenance expense in the last six months of 1996. Additionally, expenses at the Millstone Unit 3 nuclear unit are now expected to increase by about $1.5 million in the last six months of 1996 compared to the last six months of 1995, principally to fulfill NRC requirements. Currently, estimates are that the 1996 operation and maintenance expense impact of the unscheduled outage of the Connecticut Yankee nuclear unit will be minimal.

     The Company has worked diligently during the second quarter of 1996 to return 250 megawatts of generation capacity, a portion of which was in deactivated reserve and the remainder on unscheduled outage, to operation in Connecticut as part of an effort to offset the unexpected shutdown of the Millstone nuclear units and help insure that adequate generation is available in Connecticut to supply expected summer peak demand.

     The Company currently expects that the overall impact of the nuclear unit outages and the Company's efforts to ensure adequate generation availability are not sufficient to cause a shortfall in 1996 earnings per share from the previously announced 4 percent growth goal. The Company also expects to maintain adequate cash flow after expense and dividends to fully fund capital expenditures and continue to pay down debt.

     Depreciation expense should increase by $4-$5 million in 1996 from 1995 levels. Somewhat more than half of this increase is due to anticipated normal plant additions, and the rest to the recovery of conservation and load management program costs. The DPUC is reviewing the depreciation lives of these programs and may further accelerate the recovery period.

     The Company expects continued reductions in interest expense of about $8 million from the 1995 level of $77 million to about $69 million. This 1996 interest expense level would be 39% below the 1989 level and would mark the seventh consecutive year of interest expense decline.

     The Company no longer expects a significant improvement in unregulated subsidiary earnings compared to the results of 1995, partly due to costs associated with the rapid growth of the American Payment Systems, Inc. subsidiary. In the near term, the Company's investments in these subsidiaries are unlikely to have a positive effect on earnings; but the Company believes that these investments will contribute to future earnings growth.

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




                  Note: This discussion contains forecast information items that are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934. All such forward-looking information is necessarily only estimated. Actual results could differ from those projected as a result of future economic conditions, weather, developments in the legislative, regulatory and competitive environments in which the Company operates and other circumstances that could affect anticipated revenues and costs.

                           PART II. OTHER INFORMATION

Item 5.  Other Events

     Nuclear Generation

     On March 30, 1996, Millstone Unit 3, a 1,154-MW nuclear generating unit located in Waterford, Connecticut, in which the Company has a 3.685% joint ownership interest, was taken out of service following an engineering evaluation that determined that four safety-related valves would not be able to perform their design function during certain postulated events. On April 4, 1996, the Nuclear Regulatory Commission ("NRC") issued a letter to the Northeast Utilities service company subsidiary that operates Millstone Unit 3, requesting that Northeast Utilities submit, prior to restarting the unit, information describing the actions taken to ensure that future operation of Millstone Unit 3 will be conducted in accordance with the terms and conditions of its operating license, NRC regulations, and the plant's Updated Final Safety Analysis Report (collectively, "Applicable Requirements"). The letter also requires that certain specific technical issues be resolved to the NRC's satisfaction prior to restarting the unit.

     The NRC's April 4, 1996 letter concerning Millstone Unit 3 superseded an earlier letter, dated March 7, 1996, pursuant to which the NRC had requested information regarding the plans and schedule for ensuring that the future operation of the unit would be conducted in accordance with the Applicable Requirements. The NRC's April 4, 1996 letter stated that, since the earlier letter, programmatic issues and design deficiencies had been identified at Millstone Unit 3 that are similar in nature to those previously identified at Millstone Units 1 and 2, two other nuclear generating units at the Millstone Station that are owned by operating subsidiaries of Northeast Utilities and are also operated by a service company subsidiary of Northeast Utilities. Although Millstone Unit 3 was designed and constructed more recently than Millstone Units 1 and 2, under more stringent licensing requirements, the NRC has since indicated, in a letter dated May 21, 1996, that it plans to monitor closely the actions taken to address the concerns at each of the Millstone units.

     The NRC's May 21, 1996 letter also requested that it be provided with a comprehensive list of design and configuration deficiencies identified at Millstone Unit 3, together with a description of corrective actions to be taken, or planned to be taken, in response thereto and a detailed description of the plan for completion of the work required to respond to the NRC's April 4, 1996 request.

     On June 6, 1996, the NRC issued a letter stating that it had concluded that the corrective action program at Millstone Station is not currently effective in resolving identified deficiencies and that none of the generating units at the Station may be restarted until the effectiveness of this program is demonstrated. This letter also outlined certain inspection activities that the NRC plans to undertake before any of the units are restarted.

     On June 28, 1996, the NRC issued a letter  stating that  Millstone  Station had been placed on the NRC's "watch list" as a Category 3 facility. The NRC deems Category 3 plants as having significant weaknesses that warrant maintaining the plant in shutdown condition until it is demonstrated that adequate programs have been established and implemented to ensure substantial improvement.

     On July 2, 1996, the service company subsidiary of Northeast Utilities filed an 800-page document with the NRC, responding to the NRC's April 4, 1996 request and outlining a revised corrective action program in response to the criticism in the NRC's June 6, 1996 letter. This filing identified approximately 1,200 design and configuration discrepancies at Millstone Unit 3, about half of which Northeast Utilities management expects will have to be resolved before the unit can be returned to service. Although Northeast Utilities management anticipates resolving these items over the course of the summer of 1996, it has stated that it will not seek to restart Millstone Unit 3 until late in September 1996 at the earliest; and it has also stated that it cannot, at this time, predict the results of the NRC's review of the filed documentation or its inspection activities, how long it will take to demonstrate to the NRC the effectiveness of the revised corrective action program, or when the NRC will allow the unit to return to service.

     While Millstone Unit 3 is out of service, the Company is incurring incremental replacement power costs estimated at approximately $500,000 per month, and experiencing an adverse impact on net earnings per share of approximately $.02 per month. In addition to the costs of replacement power, incremental direct costs will be incurred to address issues raised by the NRC relative to Millstone Unit 3, and the Company may be responsible for its 3.685% joint ownership share of these costs.

     On March 7, 1996, the NRC requested information regarding the plans and schedule for ensuring that the future operation of Connecticut Yankee Atomic Power Company's 582-MW nuclear generating unit ("CY") located in Haddam, Connecticut, will be conducted in accordance with the Applicable Requirements. Connecticut Yankee Atomic Power Company is owned in part by the Company (9.5%), and the Company is entitled to 9.5% of CY's generating capacity and energy output. CY is operated by a service company subsidiary of Northeast Utilities, the largest owner (49%) of Connecticut Yankee Atomic Power Company. A timely response to the NRC request was filed by CY.

     On May 17, 1996, the NRC issued a letter stating that recent inspections of CY revealed issues that were similar to those previously identified at Millstone Station, and requested that CY submit a comprehensive list of design and configuration deficiencies identified at CY, together with a description of the actions taken in response to the deficiencies. On May 30, 1996, CY filed with the NRC the information requested. On July 23, 1996, CY was taken out of service following an engineering evaluation that determined that safety-related air cooling system pipes could crack if the plant should lose its outside source of electric power. On August 1, 1996, an NRC inspection team issued a report that confirmed the deficiencies identified by CY in its May 30, 1996 submittal and "identified a number of significant deficiencies in the engineering calculations and analyses which were relied upon to ensure the adequacy of the design of key safety systems" at the plant; and on August 12, 1996, the NRC asked Northeast Utilities to respond within 30 days to new concerns raised by the inspection team. On August 8, 1996, Northeast Utilities management had announced that, in order to avail itself of additional time to resolve all of the plant's safety-related issues permanently, CY would advance by six weeks the commencement of a refueling outage that had been scheduled to begin in September of 1996. As a result of this decision, it is currently estimated that CY will remain out of service until November of 1996.

     While CY is out of service, the Company will incur incremental replacement power costs estimated at approximately $500,000 per month, and experience an adverse impact on net earnings per share of approximately $.02 per month. In addition, incremental direct costs will be incurred to correct the problems, and the Company will be responsible for 9.5% of these costs.

Item 6.  Exhibits and Reports on Form 8-K.


     (a) Exhibits.
           Exhibit
          Table Item            Exhibit
           Number               Number                                   Description
          ----------            -------                                  -----------

             (3)                  3.1c        Copy of  Certificate  Amending  Certificate of  Incorporation  by
                                              Action of Board of Directors, dated July 16, 1996.

            (10)                 10.20*       Copy of  Directors'  Deferred  Compensation  Plan  of The  United
                                              Illuminating Company.**

            (10)                 10.21*       Copy of The United Illuminating  Company 1996 Long Term Incentive
                                              Program.

            (12), (99)           12           Statement  Showing  Computation  of Ratios of  Earnings  to Fixed
                                              Charges  and Ratios of Earnings  to  Combined  Fixed  Charges and
                                              Preferred  Stock  Dividend   Requirements  (Twelve  Months  Ended
                                              June 30,  1996 and Twelve Months Ended  December 31,  1995, 1994,
                                              1993, 1992 and 1991).

            (27)                 27           Financial Data Schedule

     *  Management contract or compensatory plan or arrangement.
     ** Filed March 29, 1996, with proxy material for the Annual Meeting of the Shareowners.

     (b) Reports on Form 8-K.

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE UNITED ILLUMINATING COMPANY




Date  August 13, 1996            Signature    /s/ Robert L. Fiscus
    ----------------------                 -------------------------------
                                                  Robert L. Fiscus
                                                   President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX




        Exhibit
      Table Item    Exhibit
        Number      Number                        Description                        Page No.
      ----------    -------                       -----------                        --------

           (3)      3.1c          Copy of Certificate Amending Certificate of
                                  Incorporation by Action of Board of Directors,
                                  dated July 16, 1996.

          (10)      10.20         Copy of Directors' Deferred  Compensation Plan
                                  of The United Illuminating Company.**

          (10)      10.21         Copy of The United Illuminating Company 1996
                                  Long Term Incentive Program.

          (12),(99) 12            Statement Showing Computation of Ratios
                                  of  Earnings  to Fixed  Charges  and Ratios of
                                  Earnings   to  Combined   Fixed   Charges  and
                                  Preferred Stock Dividend  Requirements (Twelve
                                  Months  Ended June 30, 1996 and Twelve  Months
                                  Ended December 31, 1995,  1994, 1993, 1992 and
                                  1991).

          (27)      27            Financial Data Schedule

     *  Management contract or compensatory plan or arrangement.
     ** Filed March 29, 1996, with proxy material for the Annual Meeting of the Shareowners.