Form 10-Q
period 1996-09-30
UNITED ILLUMINATING CO
filed 1996-11-14
CIK 101265

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549


                                                     FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 1996

                                               OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from              to
                                        -------------   --------------


Commission file number 1-6788

                            THE UNITED ILLUMINATING COMPANY

                  (Exact name of registrant as specified in its charter)

        Connecticut
(State or other jurisdiction of                    06-0571640
 incorporation or organization)        (I.R.S. Employer Identification No.)

157 Church Street, New Haven, Connecticut                      06506
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

     The number of shares outstanding of the issuer's only class of common stock, as of September 30, 1996, was 14,101,291.






                                                       INDEX

                                               Part I. FINANCIAL INFORMATION

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
Item 1.  Financial Statements.                                                                              3

         Consolidated Statement of Income for the three and nine months ended
            September 30, 1996 and 1995.                                                                    3
         Consolidated Balance Sheet as of September 30, 1996 and December 31, 1995.                         4
         Consolidated Statement of Cash Flows for the three and nine months ended
            September 30, 1996 and 1995.                                                                    6

         Notes to Consolidated Financial Statements.                                                        7
           -   Statement of Accounting Policies                                                             7
           -   Capitalization                                                                               8
           -   Rate-related Regulatory Proceedings                                                          9
           -   Income Taxes                                                                                11
           -   Short-term Credit Arrangements                                                              12
           -   Supplementary Information                                                                   13
           -   Fuel Financing Obligations and Other Lease Obligations                                      14
           -   Commitments and Contingencies                                                               14
               -  Capital Expenditure Program                                                              14
               -  Other Commitments and Contingencies                                                      14
                  - Hydro-Quebec                                                                           14
                  - Voluntary Early Retirement and Separation Programs                                     14
                  - Site Remediation Costs                                                                 15
                  - Property Taxes                                                                         15
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning                                     15

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.            17

           -   Major Influences on Financial Condition                                                     17
           -   Capital Expenditure Program                                                                 19
           -   Liquidity and Capital Resources                                                             20
           -   Results of Operation                                                                        21
           -   Outlook                                                                                     24

                                            Part II. OTHER INFORMATION

Item 5 . Other Events                                                                                      28

           -   Nuclear Generation                                                                          28

Item 6.  Exhibits and Reports on Form 8-K.                                                                 31

         SIGNATURES                                                                                        32



                          PART I: FINANCIAL INFORMATION
                          ITEM I: FINANCIAL STATEMENTS
                         THE UNITED ILLUMINATING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      (Thousands except per share amounts)
                                   (Unaudited)
                                                                         Three Months Ended               Nine Months Ended
                                                                            September 30,                   September 30,
                                                                           1996          1995              1996           1995
                                                                           ----          ----              ----           ----
Operating Revenues (Note G)                                              $209,167      $200,308          $548,817       $529,135
                                                                      ------------  ------------      ------------  -------------
Operating Expenses
  Operation
     Fuel and energy                                                       48,825        36,459           114,220        107,867
     Capacity purchased                                                    11,851        11,600            33,799         35,986
     Early retirement program charges                                      14,946             -            23,033              -
     Other                                                                 36,269        36,171           113,250        106,615
  Maintenance                                                               9,112         7,797            28,054         25,155
  Depreciation                                                             16,866        15,374            49,518         46,086
  Amortization of cancelled nuclear project and deferred return             3,440         3,440            10,319         10,319
  Income taxes (Note E)                                                    18,449        26,319            43,722         49,802
  Other taxes (Note G)                                                     14,943        15,717            43,523         45,204
                                                                      ------------  ------------      ------------  -------------
       Total                                                              174,701       152,877           459,438        427,034
                                                                      ------------  ------------      ------------  -------------
Operating Income                                                           34,466        47,431            89,379        102,101
                                                                      ------------  ------------      ------------  -------------
Other Income and (Deductions)
  Allowance for equity funds used during construction                         165             -               547              -
  Other-net (Note G)                                                          (89)       (1,433)             (555)        (2,671)
  Non-operating income taxes                                                1,669           343             4,487          3,084
                                                                      ------------  ------------      ------------  -------------
       Total                                                                1,745        (1,090)            4,479            413
                                                                      ------------  ------------      ------------  -------------
Income Before Interest Charges                                             36,211        46,341            93,858        102,514
                                                                      ------------  ------------      ------------  -------------
Interest Charges
  Interest on long-term debt                                               16,270        16,137            49,063         46,671
  Other interest (Note G)                                                     483         2,078             1,761          8,264
  Allowance for borrowed funds used during construction                      (286)         (712)           (1,030)        (1,989)
                                                                      ------------  ------------      ------------  -------------
                                                                           16,467        17,503            49,794         52,946
  Amortization of debt expense and redemption premiums                        637         1,100             1,947          3,410
                                                                      ------------  ------------      ------------  -------------
       Net Interest Charges                                                17,104        18,603            51,741         56,356
                                                                      ------------  ------------      ------------  -------------

Minority Interest in Preferred Securities                                   1,203         1,203             3,609          2,379
                                                                      ------------  ------------      ------------  -------------

Net Income                                                                 17,904        26,535            38,508         43,779
Discount on preferred stock redemptions                                       (14)         (191)           (1,840)        (2,183)
Dividends on preferred stock                                                   52           131               279          1,198
                                                                      ------------  ------------      ------------  -------------
Income Applicable to Common Stock                                         $17,866       $26,595           $40,069        $44,764
                                                                      ============  ============      ============  =============

Average Number of Common Shares Outstanding                                14,101        14,087            14,101         14,087

Earnings per share of Common Stock                                          $1.27         $1.89             $2.84          $3.18

Cash Dividends Declared per share of Common Stock                           $0.72        $0.705             $2.16         $2.115


      The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.



                                   THE UNITED ILLUMINATING COMPANY
                                      CONSOLIDATED BALANCE SHEET

                                                ASSETS
                                        (Thousands of Dollars)
                                                                 September 30,          December 31,
                                                                      1996                 1995*
                                                                      ----                 ----
                                                                 (Unaudited)
Utility Plant at Original Cost
  In service                                                          $1,836,993            $1,809,925
  Less, accumulated provision for depreciation                           571,268               532,015
                                                                -----------------     -----------------
                                                                       1,265,725             1,277,910

Construction work in progress                                             38,142                41,817
Nuclear fuel                                                              23,178                25,967
                                                                -----------------     -----------------
     Net Utility Plant                                                 1,327,045             1,345,694
                                                                -----------------     -----------------


Other Property and Investments                                            34,368                27,388
                                                                -----------------     -----------------

Current Assets
  Cash and temporary cash investments                                     36,186                 5,070
  Accounts receivable
   Customers, less allowance for doubtful
     accounts of $2,600 and $6,300                                        74,549                63,987
   Other                                                                  19,758                14,547
  Accrued utility revenues                                                29,003                28,318
  Fuel, materials and supplies, at average cost                           22,738                22,249
  Prepayments                                                              8,342                 3,051
  Other                                                                      228                    55
                                                                -----------------     -----------------
     Total                                                               190,804               137,277
                                                                -----------------     -----------------

Deferred Charges
  Unamortized debt issuance expenses                                       6,726                 7,577
  Other                                                                    1,750                 2,377
                                                                -----------------     -----------------
     Total                                                                 8,476                 9,954
                                                                -----------------     -----------------

Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
  Income taxes due principally to book-tax differences                   344,940               358,168
  Deferred return - Seabrook Unit 1                                       40,904                50,343
  Unamortized cancelled nuclear projects                                  13,590                24,620
  Unamortized redemption costs                                            21,312                22,244
  Uranium enrichment decommissioning costs                                 1,409                 1,505
  Other                                                                    8,474                 8,424
                                                                -----------------     -----------------
     Total                                                               430,629               465,304
                                                                -----------------     -----------------

                                                                      $1,991,322            $1,985,617
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



                                    THE UNITED ILLUMINATING COMPANY
                                      CONSOLIDATED BALANCE SHEET

                                    CAPITALIZATION AND LIABILITIES
                                        (Thousands of Dollars)
                                                                  September 30,          December 31,
                                                                       1996                 1995*
                                                                       ----                 ----
                                                                   (Unaudited)
Capitalization (Note B)
  Common stock equity
    Common stock                                                      $284,579              $284,542
    Paid-in capital                                                        772                   769
    Capital stock expense                                               (2,182)               (2,207)
    Retained earnings                                                  166,463               156,877
                                                                 -----------------     -----------------
                                                                       449,632               439,981
  Preferred stock                                                        4,461               10,539
  Minority interest in preferred securities                             50,000                50,000
  Long-term debt                                                       780,598               845,684
                                                                 -----------------     -----------------
    Total                                                            1,284,691             1,346,204
                                                                 -----------------     -----------------

Noncurrent Liabilities
  Obligations under capital leases                                      17,274                17,508
  Nuclear decommissioning obligation                                    12,074                10,317
  Other                                                                  4,769                 4,090
                                                                 -----------------     -----------------
    Total                                                               34,117                31,915
                                                                 -----------------     -----------------

Current Liabilities
  Current portion of long-term debt                                     95,171                40,800
  Notes payable                                                              -                     -
  Accounts payable                                                      35,749                45,401
  Dividends payable                                                     10,205                10,072
  Taxes accrued                                                         16,972                  5,297
  Pensions accrued                                                      51,466                33,832
  Interest accrued                                                      16,378                14,506
  Obligations under capital leases                                         309                   291
  Other accrued liabilities                                             41,064                26,769
                                                                 -----------------     -----------------
    Total                                                              267,314               176,968
                                                                 -----------------     -----------------

Customers' Advances for Construction                                     1,872                 2,655
                                                                 -----------------     -----------------

Regulatory Liabilities   (future amounts owed to customers
                         through the ratemaking process)
  Accumulated deferred investment tax credits                           17,338                17,909
  Other                                                                  1,811                 1,990
                                                                 -----------------     -----------------
    Total                                                               19,149                19,899
                                                                 -----------------     -----------------

Deferred Income Taxes   (future tax liabilities owed
                         to taxing authorities)                        384,179               407,976

Commitments and Contingencies (Note L)
                                                                 -----------------     -----------------

                                                                    $1,991,322            $1,985,617
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



                                           THE UNITED ILLUMINATING COMPANY
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (Thousands of Dollars)
                                                      (Unaudited)

                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,                September 30,
                                                              1996           1995          1996          1995
                                                              ----           ----          ----          ----
Cash Flows from Operating Activities
  Net Income                                                 $17,904       $26,535        $38,508       $43,779
                                                         ------------   -----------   ------------  ------------
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
     Depreciation and amortization                            17,915        16,925         52,734        50,646
     Deferred income taxes                                    (1,421)       10,010        (10,569)       11,061
     Deferred investment tax credits - net                      (190)         (190)          (571)         (571)
     Amortization of nuclear fuel                              1,604         3,848          4,090        11,295
     Allowance for funds used during construction               (451)         (712)        (1,577)       (1,989)
     Amortization of deferred return                           3,146         3,146          9,439         9,439
     Changes in:
             Accounts receivable - net                       (11,731)        2,679        (15,773)        2,656
             Fuel, materials and supplies                        815           (27)          (489)       (1,043)
             Prepayments                                      (4,006)       (4,059)        (5,291)        3,278
             Accounts payable                                   (539)      (16,733)        (9,652)      (12,936)
             Interest accrued                                 (8,090)       (9,354)         1,872        (1,819)
             Taxes accrued                                     6,444         4,156         11,675         5,113
             Early retirement costs accrued                   14,946             -         23,033             -
             Other assets and liabilities                     19,745         4,571         13,870           (73)
                                                         ------------   -----------   ------------  ------------
     Total Adjustments                                        38,187        14,260         72,791        75,057
                                                         ------------   -----------   ------------  ------------
Net Cash provided by Operating Activities                     56,091        40,795        111,299       118,836
                                                         ------------   -----------   ------------  ------------

Cash Flows from Financing Activities
   Common stock                                                    -           192             40           192
   Long-term debt                                                  -       150,000          7,500       150,000
   Preferred securities of subsidiary                              -             -              -        50,000
   Notes payable                                             (35,000)     (175,850)             -       (67,000)
   Securities redeemed and retired:
     Preferred stock                                             (33)         (500)        (6,078)      (34,161)
     Long-term debt                                           (7,725)            -        (18,525)     (116,133)
   Discount on preferred stock redemption                         14           191          1,840         2,183
   Expenses of issue                                            (275)            -           (275)       (1,831)
   Lease obligations                                             (74)          (68)          (216)       (1,099)
   Dividends
     Preferred stock                                             (52)         (137)          (358)       (1,813)
     Common stock                                            (10,153)       (9,931)       (30,246)      (29,582)
                                                         ------------   -----------   ------------  ------------
Net Cash provided by (used in) Financing Activities          (53,298)      (36,103)       (46,318)      (49,244)
                                                         ------------   -----------   ------------  ------------

Cash Flows from Investing Activities
    Plant expenditures, including nuclear fuel               (12,331)      (11,111)       (33,865)      (38,428)
                                                         ------------   -----------   ------------  ------------
Net Cash used in Investing Activities                        (12,331)      (11,111)       (33,865)      (38,428)
                                                         ------------   -----------   ------------  ------------

Cash and Temporary Cash Investments:
Net change for the period                                     (9,538)       (6,419)        31,116        31,164
Balance at beginning of period                                45,724        49,015          5,070        11,432
                                                         ------------   -----------   ------------  ------------
Balance at end of period                                     $36,186       $42,596        $36,186       $42,596
                                                         ============   ===========   ============  ============

Cash paid during the period for:
   Interest (net of amount capitalized)                      $24,377       $26,529        $47,960       $54,699
                                                         ============   ===========   ============  ============
   Income taxes                                              $14,200       $11,800        $40,825       $26,450
                                                         ============   ===========   ============  ============

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

Allowance for Funds Used During Construction (AFUDC)

     The weighted average AFUDC rates applied in the first nine months of 1996 and 1995 were 8.50% and 7.44%, respectively, on a before-tax basis.

Cash and Cash Equivalents

     For cash flow purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Nuclear Decommissioning Trusts

     External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $1.6 million and $1.4 million in the first nine months of 1996 and 1995, respectively, into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At September 30, 1996, the Company's shares of the trust fund balances, which included accumulated earnings on the funds, were $8.5 million and $3.6 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

Impairment of Long-Lived Assets

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of". This standard, which is effective for the 1996 calendar year, requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. This standard also requires that rate-regulated companies recognize an

                               THE UNITED ILLUMINATING COMPANY
impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining allowable costs. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71 must be assessed on an ongoing basis. Since the Company is recovering all of its costs through rates, it does not currently have any assets that are impaired under this new standard. However, future developments in the utility industry, including the effects of deregulation and increasing competition, could change this conclusion.

(B)  CAPITALIZATION

     (a) Common Stock

     The number of shares outstanding of the Company's common stock, no par value, at September 30, 1996 was 14,101,291.

     In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. On June 5, 1991, the Connecticut Department of Public Utility Control (DPUC) approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 17,799 shares of stock at an exercise price of $30 per share, 190,600 shares of stock at an exercise price of $30.75 per share, 600 shares of stock at an exercise price of $31.1875 per share, 4,000 shares of stock at an exercise price of $35.625 per share, 34,332 shares of stock at an exercise price of $39.5625 per share, and 5,000 shares of stock at an exercise price of $42.375 per share have been granted by the Board of Directors and remain outstanding at September 30, 1996. Options to purchase 1,200 shares of stock at an exercise price of $30.75 per share were exercised during the first nine months of 1996.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement, which is effective for calendar year 1996, establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock purchase plans, stock options, restricted stock, and stock appreciation rights. The statement defines the methods of determining the fair value of stock-based compensation and requires the recognition of compensation expense for book purposes. However, the statement allows entities to continue to measure compensation expense in accordance with the prior authoritative literature, APB No. 25, "Accounting for Stock Issued to Employees", but requires pro forma net income and earnings per share be disclosed for each year for which an income statement is presented as if SFAS No. 123 were applied. The accounting requirements of this statement are effective for transactions entered into in 1996. However, pro forma disclosures must include the effects of all awards granted after January 1, 1995. As of September 30, 1996, there were no options granted to which this statement would apply. The Company has not elected to adopt the expense recognition provisions of SFAS No. 123.

     (b) Retained Earnings Restriction

     The indenture under which $250 million principal amount of Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $108 million were free from such limitations at September 30, 1996.

     (c) Preferred Stock

     On June 4, 1996, the Company purchased at a discount on the open market, and canceled, 53,450 shares of its $100 par value preferred stock. The shares purchased consisted of 2,950 shares of its 4.35%, Series A, 12,500

                               THE UNITED ILLUMINATING COMPANY
shares of its 4.72%, Series B and 38,000 shares of its 5 5/8%, Series D, preferred stock. The shares, having a par value of $5,345,000, were purchased for $3,816,169, creating an after-tax gain of $1,528,831.
     On June 7, 1996, the Company purchased at a discount on the open market, and canceled, 7,000 shares of its $100 par value 4.35%, Series A preferred stock. The shares, having a par value of $700,000, were purchased for $402,730, creating an after-tax gain of $297,270.

     On August 8, 1996, the Company purchased at a discount on the open market, and canceled, 332 shares of its $100 par value 4.72%, Series B preferred stock. The shares, having a par value of $33,200, were purchased for $19,488, creating an after-tax gain of $13,712.

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

     On October 25, 1996, the Company borrowed $75 million under a Term Loan Agreement with a group of banks for a five-year period. The Company pays interest on the borrowing at a floating rate equal to the three-month London Interbank Borrowing Rate plus 0.55%. The Company has entered into two separate interest rate swap agreements that effectively convert the interest rate on $50 million of the Company's floating rate 1996 Term Loan to a fixed annual interest rate of 7.005% for the five- year period and the interest rate on the remaining $25 million to a fixed annual interest rate of 6.675% for a three-year period..

     The Company used proceeds from the $75 million Term Loan borrowing to purchase $66,847,000 principal amount of Seabrook Lease Obligation Bonds, which were issued in connection with the sale and leaseback of Seabrook Unit 1 in 1990. The Bonds were purchased at a premium through a tender offer that expired on October 22, 1996. The Company paid 103.9% of principal amount for $16,997,000 principal amount of 9.76% Seabrook Lease Obligation Bonds (due 2006) and 107.17% of principal amount for $49,850,000 principal amount of the 10.24% Seabrook Lease Obligation Bonds (due 2020). The premiums and other transaction expenses will be amortized over the remaining life of the Bonds. The Company intends to hold the Bonds until maturity and will report the investment as an offset to long-term debt on its balance sheet.

(C) RATE-RELATED REGULATORY PROCEEDINGS

     A major factor affecting the Company's earnings prospects beyond 1996 will be the success of the Company's efforts to implement a regulatory framework similar to the plan filed with the DPUC in March of 1996, which proposed price stability and incentive regulation. The Company's ability to achieve its goal of 4% annual earnings growth from operations is dependent upon having the ability to earn an adequate return in its utility business.The

                               THE UNITED ILLUMINATING COMPANY

DPUC, in its "Draft Decision" dated October 7, 1996, approved certain elements of the Company's proposal but modified other elements, such that the proposed five-year regulatory plan, which the Company considers is voluntary on its part, was not acceptable to the Company. On October 23, 1996, the Company filed a counterproposal with the DPUC that incorporated several of the proposals that are in the Draft Decision, most notably the provision for rate decreases of 3-5% over the five-year duration of the plan, and reinstated the Company's commitment to added Seabrook depreciation. The Company also offered an earnings sharing mechanism that would benefit shareowners and customers alike if actual results were better than those forecasted by the Company. The Company also objected to the DPUC proposed 11.25% five-year level of allowed return on utility equity as being too low relative to the rest of the industry and relative to recent DPUC decisions. The Company offered a counterproposal based on an 11.9% return level. The DPUC issued a second draft decision, denominated "Draft Decision 2," on November 12, 1996. Draft Decision 2, which did not acknowledge the Company's counterproposal, stated that:

    "after a detailed review of UI's financial and operational records and its proposal to address expected over earnings, the Department concludes that for the five-year period from 1997 through 2001, the Company is likely to earn significantly more than its required return on equity. The Company's total bills to ratepayers could be reduced an average of 3 to 5% and additional amortizations of regulatory assets totaling more than $102 million net of tax could be taken. The reduction to customer bills can be accomplished through implementation of the following adjustments to the Company's proposed performance based incentive regulation plan: 1) through a reduction to current CAM charges of roughly $15 to $24 million (2.3 to 3.6%) annually; and 2) through a modification to the FAC that shifts more risk to the Company and eliminates expected charges to ratepayers. These adjustments are predicated on an 11.5% ROE found reasonable by the
     Department. Given the Company's current and expected financial and operating prognosis, the Rate Plan found appropriate in this Decision would enable the Company to operate successfully, maintain its financial integrity, attract capital and compensate its investors for the use of their money and the risks assumed even as the electric industry transitions towards a much more competitive environment."

The Company has not completed its review of Draft Decision 2, but it will respond to the DPUC prior to November 21, 1996. The current DPUC schedule calls for the issuance of a final decision on November 27, 1996.



                         THE UNITED ILLUMINATING COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                              Three Months Ended              Nine Months Ended
(E) INCOME TAXES                                                 September 30,                 September 30,
                                                               1996          1995            1996          1995
                                                               ----          ----            ----          ----
Income tax expense consists of:                                     (000's)                       (000's)

Income tax provisions:
  Current
             Federal                                           $13,887       $11,107        $37,932        $25,984
             State                                               4,504         5,049         12,443         10,244
                                                           ------------  ------------    -----------   ------------
                Total current                                   18,391        16,156         50,375         36,228
                                                           ------------  ------------    -----------   ------------
  Deferred
             Federal                                              (585)        6,924         (6,265)         9,536
             State                                                (836)        3,086         (4,304)         1,525
                                                           ------------  ------------    -----------   ------------
                Total deferred                                  (1,421)       10,010        (10,569)        11,061
                                                           ------------  ------------    -----------   ------------

  Investment tax credits                                          (190)         (190)          (571)          (571)
                                                           ------------  ------------    -----------   ------------

     Total income tax expense                                  $16,780       $25,976        $39,235        $46,718
                                                           ============  ============    ===========   ============

Income tax components charged as follows:
  Operating expenses                                           $18,449       $26,319        $43,722        $49,802
  Other income and deductions - net                             (1,669)         (343)        (4,487)        (3,084)
                                                           ------------  ------------    -----------   ------------

     Total income tax expense                                  $16,780       $25,976        $39,235        $46,718
                                                           ============  ============    ===========   ============


The following table details the components of the deferred income taxes:
     Pension benefits                                          ($5,298)        ($335)       ($9,302)       ($1,125)
     Seabrook sale/leaseback transaction                         1,575         1,650         (3,669)        (3,706)
     Accelerated depreciation                                    1,374         2,274          4,122          6,822
     Tax depreciation on unrecoverable plant investment          1,244         1,727          3,732          5,181
     Unit overhaul and replacement power costs                    (641)            -         (2,651)             -
     Conservation and load management                             (464)          227           (954)           543
     Deferred fossil fuel costs                                   (263)          (45)           402             22
     Postretirement benefits                                       126          (312)          (671)          (920)
     Alternative minimum tax                                         -         3,661              -          3,661
     Other - net                                                   926         1,163         (1,578)           583
                                                           ------------  ------------    -----------   ------------

Deferred income taxes - net                                    ($1,421)      $10,010       ($10,569)       $11,061
                                                           ============  ============    ===========   ============

                               THE UNITED ILLUMINATING COMPANY

(F) SHORT-TERM CREDIT ARRANGEMENTS

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 11, 1996. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of September 30, 1996, the Company had no short-term borrowings outstanding under this facility. The Company expects to replace this revolving credit agreement with a new but similar credit facility by year-end.




                                     THE UNITED ILLUMINATING COMPANY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(G)  SUPPLEMENTARY INFORMATION


                                                                 Three Months Ended                Nine Months Ended
                                                                    September 30,                    September 30,
                                                                1996            1995             1996            1995
                                                                ----            ----             ----            ----
                                                                       (000's)                          (000's)

Operating Revenues

    Retail                                                     $184,450        $188,770         $497,973        $488,424
    Wholesale - capacity                                          1,784           1,560            5,286           4,816
                      - energy                                   22,097           9,257           43,355          33,625
    Other                                                           836             721            2,203           2,270
                                                          --------------  --------------   --------------  --------------
         Total Operating Revenues                              $209,167        $200,308         $548,817        $529,135
                                                          ==============  ==============   ==============  ==============

Sales by Class(MWH's)

    Retail
    Residential                                                 490,460         531,914        1,432,544       1,425,453
    Commercial                                                  609,643         632,603        1,719,858       1,721,186
    Industrial                                                  304,451         300,718          858,926         849,015
    Other                                                        11,931          11,860           35,897          36,188
                                                          --------------  --------------   --------------  --------------
                                                              1,416,485       1,477,095        4,047,225       4,031,842
    Wholesale                                                   759,416         402,154        1,608,917       1,399,761
                                                          --------------  --------------   --------------  --------------
         Total Sales by Class                                 2,175,901       1,879,249        5,656,142       5,431,603
                                                          ==============  ==============   ==============  ==============

Other Taxes

    Charged to:
    Operating:
       State gross earnings                                      $7,608          $8,093          $20,507         $20,926
       Local real estate and personal property                    6,106           6,283           18,637          19,713
       Payroll taxes                                              1,229           1,341            4,379           4,563
       Other                                                          -               -                -               2
                                                          --------------  --------------   --------------  --------------
                                                                 14,943          15,717           43,523          45,204
    Nonoperating and other accounts                                  78             124              474             416
                                                          --------------  --------------   --------------  --------------
         Total Other Taxes                                      $15,021         $15,841          $43,997         $45,620
                                                          ==============  ==============   ==============  ==============

Other Income and (Deductions) - net

    Interest and dividend income                                   $283          $1,415             $924          $2,134
    Equity earnings from Connecticut Yankee                         331             359            1,080           1,095
    Loss from subsidiary companies                                 (579)         (1,491)          (2,134)         (3,503)
    Miscellaneous other income and (deductions) - net              (124)         (1,716)            (425)         (2,397)
                                                          --------------  --------------   --------------  --------------
         Total Other Income and (Deductions) - net                 ($89)        ($1,433)           ($555)        ($2,671)
                                                          ==============  ==============   ==============  ==============

Other Interest Charges

    Notes Payable                                                  $167          $1,876             $882          $7,354
    Other                                                           316             202              879             910
                                                          --------------  --------------   --------------  --------------
         Total Other Interest Charges                              $483          $2,078           $1,761          $8,264
                                                          ==============  ==============   ==============  ==============

                               THE UNITED ILLUMINATING COMPANY

(K) FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

     The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity may acquire and/or store natural gas, coal and fuel oil for sale to the Company, and the Company may purchase these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to November 1997. At September 30, 1996, approximately $9.4 million of fossil fuel purchases were being financed under this agreement.

(L) COMMITMENTS AND CONTINGENCIES

Capital Expenditure Program

     The Company's continuing capital expenditure program is presently estimated at approximately $299.0 million, excluding AFUDC, for 1996 through 2000.

Other Commitments and Contingencies

                                 Hydro-Quebec

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase II of this facility, in which UI has a 5.45% participating share, has increased the capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. The Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of September 30, 1996, the Company's guarantee liability for this debt was approximately $8.2 million.

                  Voluntary Early Retirement and Separation Programs

     On May 22, 1995, the Company and the union representing approximately 695 of its operating, maintenance and clerical employees agreed on a three-year contract, effective May 16, 1995. As part of this agreement, the Company offered a voluntary early retirement program to 74 employees, who had until January 31, 1996 to accept. The early retirement offer was accepted by 64 employees, and the Company recognized a charge to earnings in January 1996 of $7.2 million ($4.2 million, after-tax). The employees accepting the offer retired during the first nine months of 1996. In June 1996, the Company recognized an additional charge to earnings of $0.9 million ($0.5 million, after tax) to reflect additional early retirement costs.

     In July 1996, the Company offered a Voluntary Early Retirement Plan and a Voluntary Separation Plan to virtually all of its employees. A total of 163 employees accepted one or the other of these plans. In the third quarter of
1996, the Company recognized a charge to earnings of $14.9 million ($8.7 million, after-tax) to reflect the cost of these plans.

                               THE UNITED ILLUMINATING COMPANY

                               Site Remediation Costs

     The Company has estimated that the cost of environmental remediation of its decommissioned and demolished Steel Point Station property in Bridgeport will be approximately $11.3 million, of which approximately $7.4 million had been incurred as of September 30, 1996, and that the value of the property following remediation will not exceed $6 million. In its 1992 decision on UI's application for retail rate increases, the DPUC provided for additional revenues to be recovered from customers, in the amount of $4.3 million, during the period 1993-1996, subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

                                 Property Taxes

     On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. On May
7, 1994,  the Company  received a  "Certificate  of  Correction....to  correct a clerical omission or mistake" from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994, generating tax claims of approximately $3.5 million. On March 1, 1995, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1995-1996, which notices purport to increase said assessed value by approximately 48% over the valuation declared by the Company, generating tax claims of approximately $3.5 million. On May 11, 1995, the Company received notices of assessment changes relative to the assessed values of the Company's personal property for the tax years 1992-1993 and 1993-1994, which notices purport to increase said assessed values by approximately 45% and 49%, respectively, over the valuations declared by the Company, generating tax claims of approximately $4.1 million and $3.5 million, respectively. On March 8, 1996, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1996-1997, which notices purport to increase said assessed value by approximately 57% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.8 million. The Company is contesting each of these actions by the City's tax assessor vigorously. On January 9, 1996, the Connecticut Superior Court granted the Company's motion for summary judgment against the City relative to the "updated" personal property tax bills for the tax year 1991-1992. The City appealed to the Appellate Court from the Superior Court decision, which decision would also be applicable to and defeat the valuation increases for the tax years 1992-1993 and 1993-1994 if it is sustained on appeal. In June 1996, the Connecticut Supreme Court transferred this appeal to its docket, and the case has been scheduled for argument before the Supreme Court in December 1996. It is the present opinion of the Company that the ultimate outcome of this dispute will not have a significant impact on the financial position of the Company.

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $432 million (in 1996 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be approximately $76 million. This estimate assumes the prompt removal and dismantling of the Unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the nine months of 1996 was $1.2 million. UI's share of the fund at September 30, 1996 was approximately $8.5 million.

                               THE UNITED ILLUMINATING COMPANY

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. Current decommissioning cost estimates for Millstone Unit 3 and the Connecticut Yankee Unit are $478 million (in 1996 dollars) and $375 million (in 1996 dollars), respectively, of which the Company's share would be approximately $18 million and $36 million, respectively. These estimates assume the prompt removal and dismantling of each unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to decommissioning trust funds managed by Northeast Utilities. UI's share of the Millstone Unit 3 decommissioning payments made during the first nine months of 1996 was $365,000. UI's share of the fund at September 30, 1996 was approximately $3.6 million. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $1.0 million were funded by UI during the first nine months of 1996, and UI's share of the fund at September 30, 1996 was $18.7 million.

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

     A major factor affecting the Company's earnings prospects beyond 1996 will be the success of the Company's efforts to implement a regulatory framework similar to the plan filed with the DPUC in March of 1996, which proposed price stability and incentive regulation. The Company's ability to achieve its goal of 4% annual earnings growth from operations is dependent upon having the ability to earn an adequate return in its utility business.The DPUC, in its "Draft Decision" dated October 7, 1996, approved certain elements of the Company's proposal but modified other elements, such that the proposed five-year regulatory plan, which the Company considers is voluntary on its part, was not acceptable to the Company. On October 23, 1996, the Company filed a counterproposal with the DPUC that incorporated several of the proposals that are in the Draft Decision, most notably the provision for rate decreases of 3-5% over the five-year duration of the plan, and reinstated the Company's commitment to added Seabrook depreciation. The Company also offered an earnings sharing mechanism that would benefit shareowners and customers alike if actual results were better than those forecasted by the Company. The Company also objected to the DPUC proposed 11.25% five-year level of allowed return on utility equity as being too low relative to the rest of the industry and relative to recent DPUC decisions. The Company offered a counterproposal based on an 11.9% return level. The DPUC issued a second draft decision, denominated "Draft Decision 2," on November 12, 1996. Draft Decision 2, which did not acknowledge the Company's
counterproposal,   stated that:

     "after a detailed review of UI's financial and operational records and its proposal to address expected over earnings, the Department concludes that for the five-year period from 1997 through 2001, the Company is likely to earn significantly more than its required return on equity. The Company's total bills to ratepayers could be reduced an average of 3 to 5% and additional amortizations of regulatory assets totaling more than $102 million net of tax could be taken. The reduction to customer bills can be accomplished through implementation of the following adjustments to the Company's proposed performance based incentive regulation plan: 1) through a reduction to current CAM charges of roughly $15 to $24 million (2.3 to 3.6%) annually; and 2) through a modification to the FAC that shifts more risk to the Company and eliminates expected charges to ratepayers. These adjustments are predicated on an 11.5% ROE found reasonable by the
     Department. Given the Company's current and expected financial and operating prognosis, the Rate Plan found appropriate in this Decision would enable the Company to operate successfully, maintain its financial integrity, attract capital and compensate its investors for the use of their money and the risks assumed even as the electric industry transitions towards a much more competitive environment."

The Company has not completed its review of Draft Decision 2, but it will respond to the DPUC prior to November 21, 1996. The current DPUC schedule calls for the issuance of a final decision on November 27, 1996.

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

                                              CAPITAL EXPENDITURE PROGRAM


     The Company's 1996-2000 capital expenditure program, excluding allowance for funds used during construction (AFUDC) and its effect on certain capital related items, is presently budgeted as follows:


(In thousands)                      1996         1997        1998        1999         2000        Total
                                    ----         ----        ----        ----         ----        -----

Production (1)                    $16,891      $15,171     $14,077     $32,533      $12,656     $91,328
Distribution                       18,762       19,956      19,236      18,996       20,112      97,062
Transmission                        3,542        3,360       5,436       5,304        5,256      22,898
Conservation and
  Load Management                   9,819        7,224       6,011       5,685        5,685      34,424
Other                               5,145        6,014       4,217       3,976        3,589      22,941
                                   ------       ------      ------      ------       ------     -------
  Subtotal                         54,159       51,725      48,977      66,494       47,298     268,653
Nuclear Fuel                        5,365        8,298       2,943      10,500        3,196      30,302
                                   ------       ------      ------      ------       ------     -------
  Total Expenditures              $59,524      $60,023     $51,920     $76,994      $50,494    $298,955
                                   ======       ======      ======      ======       ======     =======

AFUDC (Pre-tax)                    $2,393       $2,815      $2,606      $2,502       $3,305
Book Depreciation                  63,688       65,883      69,346      72,756       71,749
Nuclear Decommissioning             2,523        2,271       2,364       2,472        2,588
Amortization of Deferred
  Return on Seabrook Unit 1
  Phase-In (after tax)             12,586       12,586      12,586      12,586

Estimated Rate Base
  (end of period)              $1,198,020   $1,167,980  $1,137,109  $1,125,596   $1,094,268


(1)  Steel Point Station environmental remediation costs of $3,793 are included in 1996.

                                    LIQUIDITY AND CAPITAL RESOURCES


     At September 30, 1996, the Company had $36.2 million of cash and temporary cash investments, an increase of $31.1 million from the balance at December 31, 1995. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                                  (Millions)

       Balance, December 31, 1995                                                     $ 5.1

       Net cash provided by operating activities                                      111.3

       Net cash provided by (used in) financing activities:
       -   Financing activities, excluding dividend payments                          (15.7)
       -   Dividend payments                                                          (30.6)

       Cash invested in plant, including nuclear fuel                                 (33.9)
                                                                                       ----
             Net increase                                                              31.1
                                                                                       ----
       Balance,  September 30, 1996                                                   $36.2
                                                                                      =====

     The Company's capital requirements are presently projected as follows:

                                                                 1996       1997       1998       1999       2000
                                                                 ----       ----       ----       ----       ----
                                                                                    (millions)
Cash on Hand - Beginning of Year                                  $ 5        $ 31      $ 1      $  -         $ -
Internally Generated Funds less Dividends                         100          95      101         99         84
                                                                  ---         ---      ---         --         --
         Subtotal                                                 105         126      102         99         84

Less:
Capital Expenditures                                               59          60       52         77         50
                                                                  ---         ---      ---         --         --

Cash Available to pay Debt Maturities and Redemptions              46          66       50         22         34

Less:
Maturities and Mandatory Redemptions                               11          65      116        116        156
Optional Preferred Stock Purchases                                  4          -        -          -          -
                                                                  ---         ---      ---        ---        ---

External Financing Requirements                                  $(31)       $ (1)    $ 66       $ 94       $122
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

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 11, 1996. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of September 30, 1996, the Company had no short-term borrowings outstanding under this facility. The Company expects to replace this revolving credit agreement with a new but similar credit facility by year-end.

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

     The Board of Directors of the Company has authorized the investment of a maximum of $27 million, in the aggregate, of the Company's assets in all of URI's ventures, and, at September 30, 1996, $27 million had been so invested.

                               RESULTS OF OPERATIONS

Third Quarter of 1996 Vs. Third Quarter of 1995
-----------------------------------------------

     Earnings for the third quarter of 1996 were $17.9 million, or $1.27 per share, down $8.7 million, or $.62 per share, from the third quarter of 1995. Earnings from operations, which exclude one-time items, were $26.5 million, or $1.88 per share, for the third quarter of 1996, down $1.5 million, or $.12 per share, from the third quarter of 1995. The one-time item recorded in the third quarter of 1996 was a charge of $8.7 million (after-tax), or $.61 per share, from early retirement and voluntary severance programs. The one-time items, recorded in the third quarter of 1995, were: a one-time charge of $1.6 million (after-tax), or $.12 per share, reflecting the effects of legislated future state income tax rate reductions, which reduced future tax benefits on plant previously written off, and a minor gain.

     Retail operating revenues decreased by about $4.3 million in the third quarter of 1996 compared to the third quarter of 1995:

  . A retail kilowatt-hour sales decrease of 4.1% from the prior year decreased retail revenues by $7.7 million and sales margin (revenue less fuel expense and revenue-based taxes) by $6.0 million. The Company's calculation of the impact of weather on kilowatt-hour sales indicates that sales decreased in the third quarter of 1996, which was cooler than normal, compared to the third quarter of 1995, which was hotter than normal, by about 4.9%. This would indicate that there was a "real" (i.e. not attributable to abnormal weather) kilowatt-hour sales increase of about 0.7% in the third quarter of 1996 compared to the third quarter of 1995.

  . Other factors increased retail revenues by $3.4 million: $2.0 million from the recovery, through the Conservation Adjustment Mechanism, of previously recorded and projected conservation program costs mandated by the Department of Public Utility Control (DPUC), partially offset by competitive pricing and other price reduction mechanisms, and a net $1.4 million increase from "pass through" charges for certain expense changes, including increases in fuel costs.

     Wholesale "capacity" revenues increased slightly in the third quarter of 1996 compared to the third quarter of 1995. Wholesale "energy" revenues are a direct offset to wholesale energy expense and do not contribute to sales margin. These energy revenues, as well as the associated fuel expense, increased during the third quarter of 1996 compared to the third quarter of 1995.

     Retail fuel and energy expenses decreased by a net $0.5 million in the third quarter of 1996 compared to the third quarter of 1995. Expenses increased $2.1 million due to lower nuclear unit generation. Lower generation from the Connecticut Yankee and Millstone Unit 3 nuclear generating units was partly offset by higher generation from the Seabrook nuclear generating unit. For more on the status of the operation of the Connecticut Yankee and Millstone Unit 3 units, see the Outlook section. Expenses decreased by $2.2 million from the lower cost of nuclear fuel at the Seabrook unit. Decreases in expenses due to lower sales volume were partially offset by higher fossil fuel prices, the latter being "pass through" charges to revenue.

     Operating expenses for operations, maintenance and purchased capacity charges increased by $1.7 million in the third quarter of 1996 compared to the third quarter of 1995:

  .    Purchased capacity expense increased slightly.

  . Operation and maintenance expense increased by $1.4 million. A provision for maintenance expenses associated with generating plant overhauls and refueling outages added $1.1 million, other nuclear unit maintenance costs increased $0.7 million, other fossil plant costs increased $0.4 million, and general expenses increased $0.7 million. Employment costs decreased by $1.5 million, due to savings from the Bargaining Unit Voluntary Early Retirement Program implemented in January of 1996 and also to decreases in other employment related costs.

     Other operating expenses decreased slightly in the third quarter of 1996 compared to the third quarter of 1995, from lower taxes, partly offset by higher depreciation expense.

     Other net income increased by about $1.3 million in the third quarter of 1996 compared to the third quarter of 1995 primarily because of the absence of expenses, associated with cancelled construction projects, which were recorded in 1995.

     Interest charges continued their significant decline, decreasing by $1.9 million in the third quarter of 1996 compared to the third quarter of 1995 as a result of the Company's refinancing program and strong cash flow. Also, total preferred dividends (net-of-tax) decreased slightly in the third quarter of 1996 compared to the third quarter of 1995 as a result of purchases of preferred stock by the Company.

Nine Months of 1996 Vs. Nine Months of 1995
-------------------------------------------

     Earnings for the first nine months of 1996 were $40.1 million, or $2.84 per share, down $4.7 million, or $.34 per share, from the first nine months of 1995. Earnings from operations, which exclude one-time items, were $52.4 million, or $3.72 per share for the first nine months of 1996, up $8.2 million, or $.57 per share, from the first nine months of 1995. The one-time items recorded in the first nine months of 1996 were: a gain of $1.8 million (after-tax), or $.13 per share, from the purchase of preferred stock by the Company at a discount to par value, charges of $23.0 million ($13.4 million after-tax), or $.95 per share, reflecting the estimated costs of early retirements and voluntary separations as part of the Company's on-going organization review and cost reduction program, and a charge of $1.4 million ($0.8 million after-tax), or $.06 per share, for the cumulative loss on an office space sublease. The one-time items recorded in the first nine months of 1995 were: a charge of $.12 per share, taken in the third quarter of 1995 and reflecting the effects of legislated future state income tax rate reductions, which reduced future tax benefits on plant previously written off, and gains of $.15 per share from the purchase of preferred stock by the Company at a discount to par value.

     Retail operating revenues increased by about $9.5 million in the first nine months of 1996 compared to the first nine months of 1995:

 .    A  retail  kilowatt-hour  sales  increase  of 0.4%  from  the  prior  year increased retail revenues by $0.8 million and sales margin (revenue less fuel expense and revenue-based taxes) by $0.4 million. The Company's calculation of the impact of weather on kilowatt-hour sales indicates that sales decreased by about 1.2% in the first nine months of 1996 compared to the first nine months of 1995. Weather was deemed to be severe compared to normal over the first nine months of 1995 and mild compared to normal over the first nine months of 1996. Retail kilowatt-hour sales also increased by 0.4% due to the leap year day in 1996. This indicates that there was a "real" (i.e. not attributable to abnormal weather or leap year) kilowatt-hour sales increase of about 1.1% in the first nine months of 1996 compared to the first nine months of 1995.

 . Other factors increased retail revenues by $8.7 million: $5.1 million from the recovery, through the Conservation Adjustment Mechanism, of previously recorded and projected conservation program costs mandated by the Department of Public Utility Control (DPUC), partially offset by competitive pricing and other price reduction mechanisms, and a net $3.6 million increase from "pass through" charges for certain expense changes, including increases in fuel costs.

     Wholesale "capacity" revenues increased slightly in the first nine months of 1996 compared to the first nine months of 1995. Wholesale "energy" revenues are a direct offset to wholesale energy expense and do not contribute to sales margin. These energy revenues, as well as the associated fuel expense, increased during the first nine months of 1996 compared to the first nine months of 1995.

     Retail fuel and energy expenses decreased by $3.4 million in the first nine months of 1996 compared to the first nine months of 1995. A decrease of $7.3 million was due to lower nuclear fuel prices, primarily at the Seabrook nuclear generating unit. Lower nuclear unit generation, due to the shutdowns at the Connecticut Yankee and Millstone 3 nuclear generating units, increased fuel and energy expense by $1.4 million. For more on the status of the operation of these units, see the Outlook section. Other fuel and energy expenses increased from the higher kilowatt-hour generation to meet sales volume and increases in "pass through" charges, including fossil fuel costs.

     Operating expenses for operations, maintenance and purchased capacity charges increased by $6.0 million in the first nine months of 1996 compared to the first nine months of 1995:

 . Purchased capacity expense was $2.2 million lower, reflecting the absence of the added refueling outage costs incurred by the Connecticut Yankee nuclear generating unit during the first and second quarters of 1995.

 . Operation and maintenance expense increased by $8.2 million. A provision for maintenance expenses associated with generating plant overhauls and refueling outages added $4.4 million, and the expensing of previously capitalized costs associated with software purchases and development added $1.3 million. Employment costs increased by $0.7 million due to increases in employee compensation, not additional employees. Other costs increased by $1.8 million.

     Other operating expenses increased in the first nine months of 1996 compared to the first nine months of 1995, from higher depreciation expense and income taxes (excluding the income tax effects of one-time items).

     Interest charges continued their significant decline, decreasing by $5.6 million in the first nine months of 1996 compared to the first nine months of 1995 as a result of the Company's refinancing program and strong cash flow. Also, total preferred dividends (net-of-tax) decreased slightly in the first nine months of 1996 compared to the first nine months of 1995 as a result of the purchases of preferred stock by the Company.

                               OUTLOOK
(All statements in this Outlook section are "forward looking" statements within the meaning of the Securities Exchange Act of 1934.)

     The Company's long term earnings goal is to achieve growth in earnings per share from operations of 4% annually from the 1992 level of $3.17 per share. The Company exceeded the goal in 1995 and anticipates exceeding the goal of about $3.70 per share in 1996 (subject to a number of factors described below). However, the Company has taken substantial charges in 1996 to help it reduce future costs, prepare for expected future competition, and minimize the need for any future layoffs. One-time charges, for early retirement and voluntary severances (the Plans), taken in the first nine months of 1996 amounted to $.95 per share. These were offset by some relatively minor gains, and total one-time items had a net negative impact of $.88 per share. It is possible, therefore, that total earnings for the year 1996 could fall below $3.00 per share. The most recent Plans, implemented in the third quarter of 1996, are likely to produce annual cost savings of about $8 million, which may not be fully realized until 1998. A total of 163 employees (of a total workforce of 1,233 at the end of September 1996) participated in the Plans implemented in the third quarter of 1996.

     The 1996 quarterly earnings from operations has followed a pattern similar to that of 1995, with significantly higher earnings in the third quarter when compared to other quarters. Summer seasonal retail sales and summer pricing are the predominant factors contributing to this pattern. Under normal conditions, the Company should earn approximately half of its income from operations in the third quarter, and weather factors can have a significant impact on sales in that quarter, as they did in both the third quarters of 1995 and 1996.

     The Company had anticipated that retail revenues for all of 1996 would increase by about $5 million as a result of the recovery, through the Conservation Adjustment Mechanism, of previously recorded and projected conservation costs mandated by the Department of Public Utility Control (DPUC) partially offset by competitive pricing and other price reduction mechanisms. These factors have increased retail revenues by $5.1 million in the first nine months of 1996 compared to the first nine months of 1995. Increases in the fourth quarter of 1996 compared to the fourth quarter of 1995 likely will be minimal.

     The Company has dealt with the possible loss of customers as a result of cogeneration, relocation or discontinuation of operations by successfully negotiating twenty-eight multi-year contracts with major customers, including its largest customer, Yale University, which is constructing a cogeneration unit that will produce approximately one-half of its electricity requirements by 1998. These contracts provide cost reduction and price stability for the customers while helping the Company maintain its customer base for the long term.

     The Company is considering alternative means of providing for its power supply requirements at a lower cost. In this connection, the Company has recently solicited proposals from qualified entities that may afford UI lower and more certain costs and risk mitigation with respect to its power supply by having the qualified entity accept an assignment of the electrical output from UI's existing generating resources for a five-year period beginning in May of 1997 in exchange for the entity's commitment to supply all of UI's retail electric load requirements at a fixed wholesale price during that period. The Company is unable to predict whether it will receive any proposals in response to this solicitation or whether any proposals that it does receive will result in an arrangement of the sort described or any similar arrangement.

     The Company's earnings will continue to be very sensitive to the level of retail sales. The two primary factors that affect sales volume are economic conditions and weather. Overall, 1995 weather was severe compared to "normal", providing additional sales margin (revenue less fuel expense and revenue-based taxes) of about $5.1 million, of which $3.8 million was attributable to the first nine months of 1995. Weather for the last three months of 1995 was also severe compared to normal which produced additional sales margin of about $1.3 million that would not be expected to recur in 1996. The Company expects "real" retail kilowatt-hour sales growth in a range of 0.5% to 1.5% for the last three months of 1996 compared to the last three months of 1995. A 1% "real" kilowatt-hour sales growth in this period would produce additional sales margin of about $1.2 million over last year.

     The Company had expected that higher generating output from the nuclear units (no refueling outages planned for the Seabrook Unit or Millstone Unit 3 in 1996) and lower nuclear fuel prices would have added $4-$5 million to sales margin (through lower retail fuel and energy expense) in 1996 compared to 1995, if normal operating assumptions were met. These savings were skewed towards the first six months of 1996, in which $5.9 million of savings were actually realized. However, there were virtually no associated sales margin savings in the third quarter of 1996 compared to the third quarter of 1995 because of the shutdowns of the Connecticut Yankee and Millstone Unit 3 nuclear generating units in 1996. (See Part II. Other Information, Item 5. Other Events.) On average, over a normal operating cycle, which would include a refueling outage and other unscheduled outages, the impact on sales margin of the shutdown of these units would amount to about $0.5 million per month for each unit. Millstone Unit 3 was taken out of service on March 30, 1996, and will remain shut down pending a comprehensive Nuclear Regulatory Commission (NRC) review of operations. The Connecticut Yankee Unit was taken out of service on July 23, 1996. As a result of an evaluation being completed by the owners of the unit, it is possible that a permanent shutdown of the plant could occur. If this is the case, then UI should experience cost reductions in the future. However, the impact in the long run would depend on prices for replacement power, load growth in the Company's service territory, the cost and timing associated with the decommissioning of the plant, and revenue recovery allowed by the Federal Energy Regulatory Commission and the DPUC. For the fourth quarter of 1996 compared to the fourth quarter of 1995, replacement power costs will likely increase; by about $1.5 million for the Millstone Unit 3, and by about $2 million for the Connecticut Yankee Unit, as both units ran at almost full capacity in the 1995 period. This would have a negative earnings impact of $.06 and $.08 per share, respectively, but could be partially offset by reductions in replacement power costs and nuclear fuel prices of as much as $2.5 million, or $.10 per share, if the Seabrook Unit runs at normal generating levels. The Seabrook Unit was shutdown for an eight week refueling outage in the fourth quarter of 1995. Overall, for the year 1996 compared to 1995, the impact of generating output from the nuclear units and lower nuclear fuel prices should improve sales margin within the range originally expected. It is not possible, at this time, for UI to estimate the impact that the Millstone Unit 3 and the Connecticut Yankee Unit shutdowns may have on fourth quarter operating and maintenance expenses.

     The DPUC is currently investigating options regarding "pass through" clauses related to fossil and nuclear fuel expenses that might affect future sales margin.

     Another major factor affecting the Company's earnings will be the Company's ability to control expenses. As part of a labor contract between the Company and its union employees (the Bargaining Unit) covering the period May 16, 1995 - May 16, 1998, and in conjunction with the Company's cost savings programs, a Bargaining Unit Voluntary Early Retirement Program was initiated and resulted in a one-time charge of $.30 per share taken in the first quarter of 1996. An additional one-time charge of $.04 per share was incurred in the second quarter of 1996 for early retirement costs not accounted for in the first quarter. Savings from this VERP began accruing in the second quarter of 1996 and should amount to at least $1 million for the year. The Company's most recent early retirement and severance plans, implemented in the third quarter of 1996, are not expected to reduce expenses significantly in the fourth quarter of 1996. It is anticipated that, overall, and barring unforeseen events, operations and maintenance expenses for the fourth quarter of 1996 compared to the fourth quarter of 1995 will be approximately $2 million higher.

     Depreciation expense should increase by $5-$6 million in 1996 from 1995 levels. Somewhat more than half of this increase is due to anticipated normal plant additions, and the rest to the recovery of conservation and load management (C&LM) program costs. This estimate is somewhat higher than previous estimates because the book depreciation lives of 1996 C&LM programs has been reduced, by the Connecticut Department of Public Utility Control (DPUC), from five to three years. An adjustment to account for the year-to-date impact was made in the third quarter of 1996.

     The Company expects continued reductions in interest expense of about $7 million from the 1995 level of $77 million to about $70 million. This 1996 interest expense level would be 38% below the 1989 level and would mark the seventh consecutive year of interest expense decline. The Company recently completed a tender offer for a portion of the Seabrook Lease Obligation Bonds that will provide a going-forward savings of about $1.5 million per year, in addition to savings expected from continued reduction of debt due to the Company's strong cash flow.

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

     A major factor affecting the Company's earnings prospects beyond 1996 will be the success of the Company's efforts to implement a regulatory framework similar to the plan filed with the DPUC in March of 1996, which proposed price stability and incentive regulation. The Company's ability to achieve its goal of 4% annual earnings growth from operations is dependent upon having the ability to earn an adequate return in its utility business.The DPUC, in its "Draft Decision" dated October 7, 1996, approved certain elements of the Company's proposal but modified other elements, such that the proposed five-year regulatory plan, which the Company considers is voluntary on its part, was not acceptable to the Company. On October 23, 1996, the Company filed a counterproposal with the DPUC that incorporated several of the proposals that are in the Draft Decision, most notably the provision for rate decreases of 3-5% over the five-year duration of the plan, and reinstated the Company's commitment to added Seabrook depreciation. The Company also offered an earnings sharing mechanism that would benefit shareowners and customers alike if actual results were better than those forecasted by the Company. The Company also objected to the DPUC proposed 11.25% five-year level of allowed return on utility equity as being too low relative to the rest of the industry and relative to recent DPUC decisions. The Company offered a counterproposal based on an 11.9% return level. The DPUC issued a second draft decision, denominated "Draft Decision 2," on November 12, 1996. Draft Decision 2, which did not acknowledge the Company's
counterproposal,   stated that:

     "after a detailed review of UI's financial and operational records and its proposal to address expected over earnings, the Department concludes that for the five-year period from 1997 through 2001, the Company is likely to earn significantly more than its required return on equity. The Company's total bills to ratepayers could be reduced an average of 3 to 5% and additional amortizations of regulatory assets totaling more than $102 million net of tax could be taken. The reduction to customer bills can be accomplished through implementation of the following adjustments to the Company's proposed performance based incentive regulation plan: 1) through a reduction to current CAM charges of roughly $15 to $24 million (2.3 to 3.6%) annually; and 2) through a modification to the FAC that shifts more risk to the Company and eliminates expected charges to ratepayers. These adjustments are predicated on an 11.5% ROE found reasonable by the
     Department. Given the Company's current and expected financial and operating prognosis, the Rate Plan found appropriate in this Decision would enable the Company to operate successfully, maintain its financial integrity, attract capital and compensate its investors for the use of their money and the risks assumed even as the electric industry transitions towards a much more competitive environment."

The Company has not completed its review of Draft Decision 2, but it will respond to the DPUC prior to November 21, 1996. The current DPUC schedule calls for the issuance of a final decision on November 27, 1996.

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

     On August 15, 1996, Northeast Utilities announced the appointment of Bruce Kenyon as President and Chief Executive Officer of Northeast Utilities' Nuclear Operations, effective September 3, 1996. Mr. Kenyon, who had been President and Chief Operating Officer of South Carolina Electric & Gas Company, announced on September 18, 1996 that three executives loaned from unaffiliated utility companies would lead the recovery of the three Millstone Station units. Each of the three executives, including Mr. John Paul Cowan who has assumed responsibility for Millstone Unit 3, has been loaned to Northeast Utilities for a six-month period, which can be extended by mutual agreement. This management reorganization will likely impact the corrective action program for Millstone Unit 3 outlined in Northeast Utilities' July 2, 1996 response to the NRC, since Mr. Kenyon made it the first priority of the loaned recovery officers to reassess the activities then underway and related scheduling issues.

     On October 24, 1996, the NRC announced that an independent NRC review had concluded that the work environment and management failures were the source of a high volume of employee concerns and allegations related to safety of plant operations and harassment and intimidation of employees at Millstone Station. Concurrently, the NRC issued an order directing Northeast Utilities to devise and implement a compliance plan for handling safety concerns raised by Millstone Station employees, and for assuring an environment free from retaliation and discrimination, and ordering Northeast Utilities to contract for an independent third party to oversee its corrective action program for the employee concerns program. Admiral David Goebel, who has been selected by Mr. Kenyon to serve as Vice President for Nuclear Oversight, will have responsibility for NU's response to this NRC order.

     Although UI's management anticipates that all of the above-described problems with respect to Millstone Unit 3 will be resolved, and although UI cannot, at this time, predict how long it will take to resolve them, or when the NRC will allow the unit to return to service, a protracted delay seems likely.

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

     On May 17, 1996, the NRC issued a letter stating that recent inspections of CY revealed issues that were similar to those previously identified at Millstone Station, and requested that CY submit a comprehensive list of design and configuration deficiencies identified at CY, together with a description of the actions taken in response to the deficiencies. On May 30, 1996, CY filed with the NRC the information requested. On July 23, 1996, CY was taken out of service following an engineering evaluation that determined that safety-related air cooling system pipes could crack if the plant should lose its outside source of electric power. On August 1, 1996, an NRC inspection team issued a report that confirmed the deficiencies identified by CY in its May 30, 1996 submittal and "identified a number of significant deficiencies in the engineering calculations and analyses which were relied upon to ensure the adequacy of the design of key safety systems" at the plant; and on August 12, 1996, the NRC asked Northeast Utilities to respond within 30 days to new concerns raised by the inspection team. On August 8, 1996, Northeast Utilities management had announced that, in order to avail itself of additional time to resolve all of the plant's safety-related issues permanently, CY would advance by six weeks the commencement of a refueling outage that had been scheduled to begin in September of 1996. CY has not been refueled and it remains out of service. An economic study by the owners comparing the costs of continuing to operate CY over the remaining period of its operating license, which expires in 2007, to the costs of shutting down the unit permanently and incurring replacement power costs for the same period has been completed and additional evaluations regarding the effects of shutting down the unit are ongoing. It is possible that the economic study and additional evaluations will result in a decision to retire the unit; a final decision is expected to be made by Connecticut Yankee Atomic Power Company's Board of Directors during the fourth quarter of 1996.

     UI's equity investment in Connecticut Yankee Atomic Power Company is approximately $10 million, and the purchased capacity from CY represents 3.7% of the Company's 1995 total generating resources. The preliminary estimate of the sum of future payments for the closing, decommissioning and recovery of the remaining investment in CY, assuming permanent shutdown, is approximately $800 million, of which UI's 9.5% ownership share would be approximately $76 million. The power purchase contract under which UI purchases its 9.5% entitlement to CY's power output will permit Connecticut Yankee Atomic Power Company to recover UI's share of these costs from UI. If the Connecticut Yankee Atomic Power Company's Board of Directors decision results in a permanent shutdown of CY, Connecticut Yankee Atomic Power Company will likely file revised decommissioning cost estimates and amendments to the power contracts with its owners, including UI, with the Federal Energy Regulatory Commission (FERC). Based on regulatory precedent, Connecticut Yankee Atomic Power Company believes it will continue to collect from its power purchasers its decommissioning costs, the owners' unrecovered investments in Connecticut Yankee Atomic Power Company and other costs associated with the permanent shutdown of CY. UI expects that it will continue to be allowed to recover all FERC-approved costs from its customers through retail rates.

     As a result of CY's being out of service, the Company is incurring incremental replacement power costs estimated at approximately $500,000 per month, and experiencing an adverse impact on net earnings per share of approximately $.02 per month. In addition, if the owners decide not to retire CY, incremental direct costs will be incurred to correct the plant's safety-related problems, and the Company will be responsible for 9.5% of these costs.

Item 6.  Exhibits and Reports on Form 8-K.


     (a) Exhibits.

           Exhibit
          Table Item            Exhibit
           Number               Number                                   Description
          ----------            -------                                  -----------

            (12), (99)           12           Statement  Showing  Computation  of Ratios of  Earnings  to Fixed
                                              Charges  and Ratios of Earnings  to  Combined  Fixed  Charges and
                                              Preferred  Stock  Dividend   Requirements  (Twelve  Months  Ended
                                              September  30, 1996 and Twelve  Months Ended  December 31,  1995,
                                              1994, 1993, 1992 and 1991).

            (27)                 27           Financial Data Schedule


     (b) Reports on Form 8-K.

          None

                                        SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE UNITED ILLUMINATING COMPANY




Date    11/l4/96                    Signature         /s/ Robert L. Fiscus
    ---------------                          ----------------------------------
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
                                  of  Earnings  to Fixed  Charges  and Ratios of
                                  Earnings   to  Combined   Fixed   Charges  and
                                  Preferred Stock Dividend  Requirements (Twelve
                                  Months  Ended  September  30,  1996 and Twelve
                                  Months Ended  December 31, 1995,  1994,  1993,
                                  1992 and 1991).

      (27)             27         Financial Data Schedule