Form 10-K/A
period 1995-12-31
UNITED ILLUMINATING CO
filed 1996-12-31
CIK 101265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                      -------

                                   FORM 10-K/A

                               AMENDMENT NO. 2 TO

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from              to
                                       -------------    -------------

                          COMMISSION FILE NUMBER 1-6788

                         THE UNITED ILLUMINATING COMPANY

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           CONNECTICUT                                   06-0571640
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

157 CHURCH STREET, NEW HAVEN, CONNECTICUT                        06506
(Address of principal executive offices)                       (Zip Code)

          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 203-499-2000

    ---------------------------------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                       NAME OF EACH EXCHANGE ON
             REGISTRANT                               TITLE OF EACH CLASS                     WHICH REGISTERED
             ----------                               -------------------                 ------------------------
The United Illuminating Company                   Common Stock, no par value             New York Stock Exchange
United Capital Funding Partnership L.P.(1)        9 5/8% Preferred Capital               New York Stock Exchange
                                                  Securities, Series A (Liquidation
                                                  Preference $25 per Security)

(1) The 9 5/8% Preferred Capital Securities, Series A, were issued on April 3, 1995 by United Capital Funding Partnership L.P., a wholly-owned subsidiary of The United Illuminating Company, and are guaranteed by The United Illuminating Company.

SECURITIES REGISTERED PURSUANT TO
  SECTION 12(G)OF THE ACT:                   COMMON STOCK, NO PAR VALUE,
                                             OF THE UNITED ILLUMINATING COMPANY

     ------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ----    -----

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

The number of shares outstanding of the registrant's only class of common stock, as of January 31, 1996, was 14,100,091.

                       DOCUMENTS INCORPORATED BY REFERENCE

                    Document                                     Part of this Form 10-K into which document is incorporated
                    --------                                     ----------------------------------------------------------
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

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
--------      -------      ---------                 -----------

    (3)        3.1a          (1)      Copy of Restated  Certificate  of  Incorporation  of The United  Illuminating
                                       Company, dated January 23, 1995.   (Exhibit 3.1)
    (3)        3.1b          (2)      Copy of  Certificate  Amending  Certificate  of  Incorporation  By  Action of
                                       Board of Directors, dated August 4, 1995.   (Exhibit 3.1b)
    (3)        3.2a          (3)      Copy of Bylaws of The United Illuminating Company.   (Exhibit 2.3)
    (3)        3.2b          (4)      Copy  of  Article  II,  Section  2,  of  Bylaws  of The  United  Illuminating
                                       Company, as amended March 26, 1990, amending Exhibit 3.2a. (Exhibit 3.23b)
    (3)        3.2c          (5)      Copy of Article V, Section 1, of Bylaws of The United  Illuminating  Company,
                                       as amended April 22, 1991, amending Exhibit 3.2a. (Exhibit 3.23c)
    (4)        4.1           (6)      Copy of Indenture,  dated as of August 1, 1991, from The United  Illuminating
                                       Company to The Bank of New York, Trustee.   (Exhibit 4)
    (4)        4.2           (7)      Copy of Participation Agreement, dated as of August 1, 1990, among
   (10)                                Financial  Leasing  Corporation,  Meridian  Trust  Company,  The Bank of New
                                       York and The United  Illuminating  Company.  (Exhibits  4(a)  through  4(h), inclusive, Amendment Nos. 1 and 2).
    (4)        4.3a          (8)      Copy of form of Amended and  Restated  Agreement  of Limited  Partnership  of
                                       United Capital Funding Partnership L.P.   (Exhibit 4(c))
    (4)        4.3b          (9)      Copy of Action of The United  Illuminating  Company,  as  General  Partner of
                                       United Capital Funding  Partnership  L.P.,  relating to the 9 5/8% Preferred
                                       Capital  Securities,  Series A,  of United Capital Funding  Partnership L.P.
                                       (Exhibit 4(b))
    (4)        4.3c          (8)      Copy of form of  Indenture,  dated  as of  April 1,  1995,  from  The  United
                                       Illuminating Company to The Bank of New York, as Trustee.   (Exhibit 4(e))
    (4)        4.3d          (9)      Copy of First  Supplemental  Indenture,  dated as of April 1,  1995,  between
                                       The  United  Illuminating  Company  and  The  Bank  of  New  York,  Trustee,
                                       supplementing Exhibit 4.3c.   (Exhibit 4(d))
    (4)        4.3e          (8)      Copy of form of Payment and  Guarantee  Agreement of The United  Illuminating
                                       Company, dated as of April 1, 1995.   (Exhibit 4(j))
   (10)        10.1         (10)      Copy of Stockholder  Agreement,  dated as of July 1, 1964,  among the various stockholders  of  Connecticut  Yankee  Atomic Power  Company,  including The
                                       United Illuminating Company.   (Exhibit 5.1-1)
   (10)        10.2a        (10)      Copy  of  Power  Contract,  dated  as of July 1,  1964,  between  Connecticut
                                       Yankee   Atomic  Power   Company  and  The  United   Illuminating   Company.
                                       (Exhibit 5.1-2)
   (10)        10.2b         (3)      Copy of  Supplementary  Power  Contract,  dated as of March 1, 1978,  between
                                       Connecticut  Yankee  Atomic  Power  Company  and  The  United   Illuminating
                                       Company, supplementing Exhibit 10.2a.   (Exhibit 5.1-6)
   (10)        10.2c        (11)      Copy of Agreement  Amending  Supplementary  Power Contract,  dated August 22,
                                       1980,  between  Connecticut  Yankee  Atomic  Power  Company  and The  United
                                       Illuminating Company, amending Exhibit 10.2b.   (Exhibit 10.2b)

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

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
--------      -------      ---------                 -----------
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

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
--------      -------      ---------                 -----------
   (10)        10.15b*                Copy of  Amendment  to  Employment  Agreement,  dated  as of July  23,  1990, between  The United  Illuminating  Company  and Robert L.  Fiscus,  amending
                                       Exhibit 10.15a.
   (10)        10.15c*      (18)      Copy of Second Amendment to Employment  Agreement,  dated as of June 1, 1995, between  The United  Illuminating  Company  and  Robert L. Fiscus,  amending
                                       Exhibit 10.15a.   (Exhibit 10.16c)
   (10)        10.16a*      (12)      Copy of  Employment  Agreement,  dated as of  January 1,  1988,  between  The
                                       United Illuminating Company and James F. Crowe.   (Exhibit 10.24a)
   (10)        10.16b*                Copy of  Amendment  to  Employment  Agreement,  dated  as of July  23,  1990, between  The  United  Illuminating  Company  and  James F.  Crowe,  amending
                                       Exhibit 10.16a.
   (10)        10.16c*      (18)      Copy of Second Amendment to Employment  Agreement,  dated as of June 1, 1995,
                                       between  The  United  Illuminating  Company  and  James F. Crowe,   amending
                                       Exhibit 10.16a.   (Exhibit 10.17c)
   (10)        10.17*       (11)      Copy of Executive Incentive  Compensation  Program of The United Illuminating
                                       Company.   (Exhibit 10.24)
   (10)        10.18*                 Copy of The United  Illuminating  Company 1990 Stock Option Plan,  as amended on December 20, 1993, January 24, 1994 and August 22, 1994.
   (10)        10.19*       (20)      Copy  of  The  United  Illuminating   Company  Dividend  Equivalent  Program.
                                       (Exhibit 10.20)
(12),(99)      12                     Statement  Showing  Computation  of Ratios of Earnings  to Fixed  Charges and
                                       Ratios of Earnings to Combined  Fixed Charges and Preferred  Stock  Dividend
                                       Requirements  (Twelve Months Ended  December 31,  1995, 1994, 1993, 1992 and
                                       1991).
   (16)        16           (19)      Letter re Change in certifying accountant.   (Exhibit (1))
   (21)        21                     List of subsidiaries of The United Illuminating Company.
   (27)        27                     Financial Data Schedule
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

(b)  Reports on Form 8-K.

Items                     Financial Statements         Date of
Reported                         Filed                 Report
--------                  --------------------         -------

    4                           None               December 15, 1995
                                                   (amended January 2, 1996
                                                   and January 18, 1996)



     The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1995: (a) to delete from the Description of
Exhibit 10.11 in Item 14(a) the indication that confidential treatment has been requested for said exhibit, and (b) to file said Exhibit 10.11 in unredacted form.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE UNITED ILLUMINATING COMPANY



Date:   l2/30/96                    By:   /s/ Robert L. Fiscus
     ----------------               ----------------------------------------
                                              Robert L. Fiscus
                                              Its President and
                                              Chief Financial Officer