Form 10-K
period 1996-12-31
UNITED ILLUMINATING CO
filed 1997-03-13
CIK 101265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          [FEE REQUIRED]

                             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

         For the transition period from              to
                                        ------------    ------------

                          COMMISSION FILE NUMBER 1-6788

                         THE UNITED ILLUMINATING COMPANY

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          CONNECTICUT                                 06-0571640
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

157 CHURCH STREET, NEW HAVEN, CONNECTICUT                          06506
(Address of principal executive offices)                         (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 203-499-2000

     ------------------------------------------------------------------------

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

(1) The 9 5/8% Preferred Capital Securities, Series A, were issued on April 3, 1995 by United Capital Funding Partnership L.P., a special purpose limited partnership in which The United Illuminating Company owns all of the general partner interests, and are guaranteed by The United Illuminating Company.

SECURITIES REGISTERED PURSUANT TO
 SECTION 12(G) OF THE ACT:         COMMON STOCK, NO PAR VALUE, OF THE UNITED
                                   ILLUMINATING COMPANY

     ----------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates on January 31, 1997 was $415,988,085, computed on the basis of the average of the high and low sale prices of said stock reported in the listing of composite transactions for New York Stock Exchange listed securities, published in The Wall Street Journal on February 3, 1997.

The number of shares outstanding of the registrant's only class of common stock, as of January 31, 1997, was 14,101,291.

                       DOCUMENTS INCORPORATED BY REFERENCE

                   Document                                          Part of this Form 10-K into which document is incorporated
                   --------                                          ----------------------------------------------------------
DEFINITIVE PROXY STATEMENT, DATED MARCH 27, 1997,
FOR ANNUAL MEETING OF THE SHAREHOLDERS TO BE HELD ON MAY 21, 1997.                        III

                                          THE UNITED ILLUMINATING COMPANY
                                                     FORM 10-K
                                                 DECEMBER 31, 1996

                                                 TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----

GLOSSARY                                                                                                    4

PART I.

    Item 1.  Business.                                                                                      6
    -  General                                                                                              6

    -  Franchises, Regulation and Competition                                                               6

       -  Franchises                                                                                        6

       -  Regulation                                                                                        6

       -  Competition                                                                                       7

    -  Rates                                                                                                8

    -  Financing                                                                                            9

    -  Fuel Supply                                                                                         11

       -  Fossil Fuel                                                                                      11

       -  Nuclear Fuel                                                                                     12

    -  Arrangements with Other Utilities                                                                   12

       -  New England Power Pool                                                                           12

       -  Hydro-Quebec                                                                                     13

    -  Environmental Regulation                                                                            13

    -  Employees                                                                                           16

    Item 2.  Properties.                                                                                   17

    -  Generating Facilities                                                                               17

       -  Tabulation of Peak Loads, Resources, and Margins                                                 18

    -  Transmission and Distribution Plant                                                                 19

    -  Capital Expenditure Program                                                                         20

    -  Nuclear Generation                                                                                  21

       -  General Considerations                                                                           22

       -  Insurance Requirements                                                                           23

       -  Waste Disposal and Decommissioning                                                               23

   Item 3.  Legal Proceedings.                                                                             25

   Item 4.  Submission of Matters to a Vote of Security Holders.                                           25

   Executive Officers of the Company                                                                       26

                                               TABLE OF CONTENTS (CONTINUED)

                                                                                                          PAGE
                                                                                                          ----
PART II

   Item 5.  Market for the Company's Common Equity and Related Stockholder Matters.                        27

   Item 6.  Selected Financial Data.                                                                       28

   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.         32

   -   Major Influences on Financial Condition                                                             32

   -   Liquidity and Capital Resources                                                                     33

   -   Subsidiary Operations                                                                               35

   -   Results of Operations                                                                               36

   -   Looking Forward for 1997                                                                            38

   Item 8.  Financial Statements and Supplementary Data.                                                   42

   -   Consolidated Statements for the Years Ended December 31, 1996, 1995 and 1994                        42

       -  Statement of Income                                                                              42

       -  Cash Flows                                                                                       43

       -  Balance Sheet                                                                                    44

       -  Retained Earnings                                                                                46

   -   Notes to Consolidated Financial Statements                                                          47

       -  Statement of Accounting Policies                                                                 47

       -  Capitalization                                                                                   52

       -  Rate-Related Regulatory Proceedings                                                              57

       -  Accounting for Phase-in Plan                                                                     58

       -  Income Taxes                                                                                     59

       -  Short-Term Credit Arrangements                                                                   60

       -  Supplementary Information                                                                        62

       -  Pension and Other Benefits                                                                       63

       -  Jointly Owned Plant                                                                              66

       -  Unamortized Cancelled Nuclear Project                                                            67

       -  Fuel Financing Obligations and Other Lease Obligations                                           67

       -  Commitments and Contingencies                                                                    68

          -   Capital Expenditure Program                                                                  68

          -   Nuclear Insurance Contingencies                                                              68


                                               TABLE OF CONTENTS (CONTINUED)

                                                                                                          PAGE
                                                                                                          ----
PART II (CONTINUED)

          -   Other Commitments and Contingencies                                                          69

              -  Connecticut Yankee                                                                        69

              -  Hydro-Quebec                                                                              69

              -  Voluntary Early Retirement and Separation Programs                                        69

              -  Property Taxes                                                                            70

              -  Environmental Concerns                                                                    70

              -  Site Decontamination, Demolition and Remediation Costs                                    70

       -  Nuclear Fuel Disposal and Nuclear Plant Decommissioning                                          71

       -  Property Tax Settlement                                                                          72

       -  Fair Value of Financial Instruments                                                              73

       -  Quarterly Financial Data (Unaudited)                                                             74

   Reports of Independent Accountants                                                                      75

   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.         77


PART III

   Item 10.  Directors and Executive Officers of the Company                                               77

   Item 11.  Executive Compensation.                                                                       77

   Item 12.  Security Ownership of Certain Beneficial Owners and Management.                               77

   Item 13.  Certain Relationships and Related Transactions.                                               77


PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                             78

   Consents of Independent Accountants                                                                     85

   Signatures                                                                                              87

GLOSSARY

    Certain capitalized terms used in this Annual Report have the following meanings, and such meanings shall apply to terms both singular and plural unless the context clearly requires otherwise:

    "AFUDC" means allowance for funds used during construction.

    "APS" means American Payment Systems, Inc., a wholly-owned subsidiary of URI.

    "the Company" or "UI" means The United Illuminating Company.

    "CSC" means the Connecticut Siting Council.

    "Connecticut Yankee" means the Connecticut Yankee Atomic Power Company.

    "Connecticut Yankee Unit" means the nuclear electric generating unit owned by Connecticut Yankee and located in Haddam Neck, Connecticut.

    "DEP" means the Connecticut Department of Environmental Protection.

    "DOE" means the United States Department of Energy.

    "DPUC" means the Connecticut Department of Public Utility Control.

    "EPA" means the United States Environmental Protection Agency.

    "FERC" means the United States Federal Energy Regulatory Commission.

    "LLW" means low-level radioactive wastes.

    "Millstone Unit 3" means the nuclear electric generating unit located in Waterford, Connecticut, which is jointly owned by UI and twelve other New England electric utility entities.

    "NDFC" means the Nuclear Decommissioning Finance Committee.

    "NEPOOL" means the New England Power Pool.

    "NOx " means nitrogen oxides.

    "NRC" means the United States Nuclear Regulatory Commission.

    "NU" means Northeast Utilities.

    "PCBs" means polychlorinated biphenyls.

    "PPI" means Precision Power, Inc., a wholly-owned subsidiary of URI.

    "Preferred Stock" means capital stock of the Company having preferential dividend and liquidation rights over shares of the Company's other classes of capital stock.

    "RCRA" means the federal Resource Conservation and Recovery Act.

    "Seabrook Unit 1" means nuclear generating unit No. 1 located in Seabrook, New Hampshire, which is jointly owned by UI and ten other New England electric utility entities.

    "SO2" means sulfur dioxide.

    "SPI" means Souwestcon Properties, Inc., a wholly-owned subsidiary of URI that has been dissolved.

    "TEI" means Thermal Energies, Inc., a wholly-owned subsidiary of URI.

    "TSCA" means the federal Toxic Substances Control Act.

    "UI" or "the Company" means The United Illuminating Company.

    "URI" means United Resources, Inc., a wholly-owned subsidiary of UI.

                                        PART I

Item 1. Business.

                                      GENERAL

     The United Illuminating Company (UI or the Company) is an operating electric public utility company, incorporated under the laws of the State of Connecticut in 1899. It is engaged principally in the production, purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut. The population of this area is approximately 704,000 or 21% of the population of the State. The service area, largely urban and suburban in character, includes the principal cities of Bridgeport (population 137,000) and New Haven (population 124,000) and their surrounding areas. Situated in the service area are retail trade and service centers, as well as large and small industries producing a wide variety of products, including helicopters and other transportation equipment, electrical equipment, chemicals and pharmaceuticals. Of the Company's 1996 retail electric revenues, approximately 41% was derived from residential sales, 40% from commercial sales, 17% from industrial sales and 2% from other sales.

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

     Four wholly-owned subsidiaries of URI have been incorporated. A URI subsidiary named American Payment Systems, Inc. manages a national network of agents for the processing of bill payments made by customers of other utilities. Souwestcon Properties, Inc. (SPI) participated as a 25% partner in the ownership of a medical hotel building in New Haven. The building has been sold; and SPI was dissolved in April 1996. Another wholly-owned subsidiary of URI, Thermal Energies, Inc., is participating in the development of district heating and cooling facilities in the downtown New Haven area, including the energy center for an office tower and participation as a 62% partner in the energy center for a city hall and office tower complex. A URI subsidiary named Precision Power, Inc. provides power-related equipment and services to the owners of commercial buildings and industrial facilities.

     The Board of Directors of the Company has authorized the investment of a maximum of $27 million, in the aggregate, of the Company's assets in all of URI's ventures, and, at December 31, 1996, $26 million had been so invested.

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

     The location and construction of certain electric facilities is also subject to regulation by the Connecticut Siting Council (CSC) with respect to environmental compatibility and public need. See "Environmental Regulation".

     UI is a "public utility" within the meaning of Part II of the Federal Power Act and is subject to regulation by the Federal Energy Regulatory Commission
(FERC), which has jurisdiction with respect to interconnection and coordination of facilities, wholesale electric service rates and accounting procedures, among other things. See "Arrangements with Other Utilities".

     The Company is a holder of licenses under the Atomic Energy Act of 1954, as amended, and, as such, is subject to the jurisdiction of the United States Nuclear Regulatory Commission (NRC), which has broad regulatory and supervisory jurisdiction with respect to the construction and operation of nuclear reactors, including matters of public health and safety, financial qualifications, antitrust considerations and environmental impact. Connecticut Yankee Atomic Power Company (Connecticut Yankee), in which the Company has a 9.5% common stock ownership share, is also subject to this NRC regulatory and supervisory jurisdiction. See Item 2. Properties - "Nuclear Generation".

     The Company is subject to the jurisdiction of the New Hampshire Public Utilities Commission for limited purposes in connection with its 17.5% ownership interest in Seabrook Unit 1.

                                    COMPETITION

     The  electric  utility  industry  has  become,  and can be  expected to be, increasingly competitive, due to a variety of economic, regulatory and technological developments; and UI is exposed to competitive forces in varying degrees.

     In UI's principal market, retail sales of electricity in the Company's franchised service territory, competitive pressures are rising from several sources. Industrial and large commercial customers may have the ability to own and operate facilities that generate their own electric energy requirements. If these facilities satisfy certain statutory requirements, UI can be required to purchase their output that exceeds their owners needs at UI's avoided cost. These customers may also substitute natural gas or oil for electricity as fuel for heating and cooling purposes, and industrial customers may have the option of relocating their facilities to a lower-cost environment. As a result of these pressures, and with the approval of the DPUC, UI offers special rate and service agreements to induce industrial and large commercial customers to remain on the Company's system. The Company now has 45 multi-year contracts with major customers, including its largest customer. This customer is constructing a cogeneration unit that is expected to produce enough electricity, commencing sometime in early 1998, to supply approximately one-half of the customer's requirements. The customer's remaining requirements will continue to be supplied by UI under a special rate and service agreement. To the extent that the Company loses revenues from customers leaving the system or paying for service under special rate or service agreements, the Company's only opportunity to replace such revenues will be through increased wholesale sales and retail sales growth. The Company is not capitalizing these "lost" revenues for future rate recovery. See "Rates".

     Although UI has not historically been a major wholesale supplier of bulk electric power (power sold to other utilities), it has marketed generating capacity and energy aggressively in recent years, seeking to sell outside its service territory the power it produces in excess of the present needs of its own customers. Competition in the wholesale power market can be expected to increase by reason of the Federal Energy Policy Act of 1992, which was designed to foster competition in the wholesale market by facilitating the ownership and operation of independently-owned generating facilities and authorizing the FERC to order electric utilities to furnish transmission service to the owners of these generating facilities. Competition may also increase in the wholesale power market, as a result of a FERC rulemaking that seeks to promote competition in that market by requiring electric utilities to furnish non-discriminatory transmission service to all buyers and sellers in the marketplace, and due to the entry of brokers and marketers, who buy and sell generating capacity and energy without owning or operating any generating or transmission facilities. In its rulemaking, the FERC has stressed the importance of allowing electric utilities to recover the costs of existing facilities (primarily generation) that would be rendered uneconomic ("stranded") by a competitive bulk power market. The structure of the wholesale power market will change due to the implementation of the market provisions of the amended NEPOOL agreement, which envisions separate markets for several energy, capacity, and ancillary services products. See "Arrangements with Other Utilities".

     The FERC has stated that state regulatory commissions should address the issue of recovery by electric utilities of the costs of existing facilities that would be stranded by retail access. The legislatures and regulatory commissions in several states have considered or are considering "retail access". This, in general terms, means the transmission by an electric utility of energy produced by another entity over the utility's transmission and distribution system to a retail customer in the utility's own service territory. A retail access requirement would have the effect of permitting retail customers to purchase electric capacity and energy, at the election of such customers, from the electric utility in whose service area they are located or from any other electric utility or independent power producer. In 1995, the Connecticut Legislature established a task force to review these issues and to make recommendations on electric industry restructuring within Connecticut. The task force concluded its work in December 1996 and, although no consensus report was adopted, it is expected that the legislature will enact comprehensive legislation in its 1997 session to introduce retail access for Connecticut consumers over the next several years. Among many other factors, decisions and actions concerning retail access in other states could impact the timing and form of this transition.

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

     In anticipation of increased competition, the Company has initiated a continuing and focused effort to reduce and control costs, to reinforce customer loyalty and to develop additional sources of revenue. See "Rates". See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "Major Influences on Financial Condition" and "Looking Forward for 1997".

                                    RATES

     The Company's retail electric service rates are subject to regulation by the Connecticut Department of Public Utility Control (DPUC).

     UI's present general retail rate structure consists of various rate and service classifications covering residential, commercial, industrial and street lighting services.

     Utilities are entitled by Connecticut law to charge rates that are sufficient to allow them to cover their operating and capital costs, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests.

     A Connecticut statute requires the DPUC to review and investigate the financial and operating records of each electric utility company, at intervals of not more than four years, to determine whether the company's rates and services comply with statutory standards. On March 28, 1996, the Company filed with the DPUC a proposed price stability and incentive regulation plan, together with the financial and operational data required by this statute. The purpose of this plan was to address the challenges of an increasingly competitive electric industry and to help position the Company to meet these challenges. The Company proposed as part of the plan: to have no increase in base rates charged to retail customers from January 1997 through December 31, 2001; to afford customers additional price stability during this period by modifying the operation of the fossil fuel adjustment clause mechanism in retail rates so that customers could expect that reasonable changes in fossil fuel prices would not affect their bills; to depreciate the Company's Seabrook Unit 1 plant investment more rapidly during this period; to establish a performance-based regulation mechanism in which performance would be measured by customer satisfaction and reliability of service; and to establish a minimum and maximum return on common equity.

     On December 31, 1996, the DPUC completed a financial and operational review of the Company and ordered a five-year incentive regulation plan for the years 1997-2001. The DPUC did not change the retail base rates charged to customers. Its order increased amortization of the Company's conservation and load management program investments during 1997-1998, accelerated the recovery of unspecified regulatory assets during 1999-2001, reduced the level of conservation adjustment mechanism revenues in retail rates, provided a reduction in customer bills through a surcredit in each of the five plan years, and accepted the Company's proposal to modify the operation of the fossil fuel clause mechanism. The Company's authorized return on common equity was reduced from 12.4% to 11.5%. Earnings above 11.5%, on an annual basis, are to be utilized one-third for customer bill reductions, one-third to increase amortization of regulatory assets, and one-third retained as earnings. The DPUC did not order the accelerated depreciation of the Company's Seabrook Unit 1 plant investment costs and the establishment of a performance-based regulation mechanism measured by customer satisfaction surveys and reliability of service indices, which the Company had proposed. As a result of the DPUC's order, customer bills are expected to be reduced on average by 3% in 1997-1999, 4% in the year 2000, and 5% in the year 2001 (all compared to 1996).

                                      FINANCING

     The Company's capital requirements are presently projected as follows:

                                                            1997        1998       1999        2000       2001
                                                            ----        ----       ----        ----       ----
                                                                                (MILLIONS)
Cash on Hand - Beginning of Year                            $6.4       $18.5      $  -      $    -       $  -
Internally Generated Funds (less Dividends)                 95.0       115.8       116.9      110.6       107.5
                                                            ----       -----       -----      -----       -----
                       Subtotal                            101.4       134.3       116.9      110.6       107.5
Less:
Capital Expenditures                                        50.5        51.2        47.3       43.5        36.5
                                                           -----       -----       -----      -----       -----

Cash Available to pay Debt Maturities and Redemptions       50.9        83.1        69.6       67.1        71.0

Less:
Maturities and Mandatory Redemptions                        10.8       104.6       105.0      155.5        81.0
Optional Redemptions                                        21.6         -           -          -           -
                                                           -----       -----       -----      -----       -----


External Financing Requirements                           $(18.5)      $21.5       $35.4      $88.4       $10.0
                                                           =====       =====       =====      =====       =====


Note: Internally Generated Funds (less Dividends), Capital Expenditures and External Financing Requirements are estimates based on current earnings and cash flow projections and are subject to change due to future events and conditions that may be substantially different from those used in developing the projections.

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

     On February 15, 1996, the Company repaid $10.8 million principal amount of maturing 9.44% First Mortgage Bonds, Series B, issued by Bridgeport Electric Company, a wholly-owned subsidiary of the Company that was merged with and into the Company in September 1994.

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

     On October 25, 1996, the Company borrowed $75 million under a Term Loan Agreement with a group of banks for a five-year period. The Company pays interest on the borrowing at a floating rate equal to the three-month London Interbank Borrowing Rate plus 0.55%. The Company has entered into two separate interest rate swap agreements that effectively convert the interest rate on $50 million of the Company's floating rate 1996 Term Loan to a fixed annual interest rate of 7.005% for the five-year period and the interest rate on the remaining $25 million to a fixed annual interest rate of 6.675% for a three-year period.

     The Company used proceeds from the $75 million Term Loan borrowing to purchase approximately $66.8 million principal amount of Seabrook Lease Obligation Bonds, which were issued in connection with the sale and leaseback by the Company of a portion of its ownership share in Seabrook Unit 1 in 1990. The Bonds were purchased at a premium through a tender offer that expired on October 22, 1996. The Company paid 103.9% of principal amount for approximately $17.0 million principal amount of 9.76% Seabrook Lease Obligation Bonds (due 2006) and 107.17% of principal amount for approximately $49.9 million principal amount of the 10.24% Seabrook Lease Obligation Bonds (due 2020). The premiums and other transaction expenses will be amortized over the remaining life of the Bonds. The Company intends to hold the Bonds until maturity and has recognized the investment as an offset to long-term debt on its Consolidated Balance Sheet.

     On June 4, 1996, June 7, 1996 and August 8, 1996, the Company purchased at a discount in the open market, and canceled, 60,782 shares of its $100 par value Preferred Stock. The shares purchased consisted of 9,950 shares of its 4.35%, Series A, 12,832 shares of its 4.72%, Series B, and 38,000 shares of its 5 5/8%, Series D, Preferred Stock. The shares, having a par value of $6,078,200, were purchased for $4,238,387, creating a net gain of $1,839,813.

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 10, 1997. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 1996, the Company had no short-term borrowings outstanding under this facility.

     On December 30, 1996, the Company transferred $51.3 million to a trustee under an escrow agreement. The funds, which were invested in Treasury Notes, were used to pay $50 million principal amount of 7% Notes that matured on January 15, 1997 plus accrued interest.

     On February 15, 1997, the Company repaid $10.8 million principal amount of maturing 9.44% First Mortgage Bonds, Series B, and redeemed, at a premium of $185,328, the remaining $21.6 million outstanding principal amount of 9.44% First Mortgage Bonds, Series B, issued by Bridgeport Electric Company, a wholly-owned subsidiary of the Company that was merged with and into the Company in September 1994.

     The Company's long-term debt instruments do not limit the amount of short-term debt that the Company may issue. The Company's revolving credit agreement described above requires it to maintain an available earnings/interest charges ratio of not less than 1.5:1.0 for each 12-month period ending on the last day of each calendar quarter. For the 12-month period ended December 31, 1996, this coverage ratio was 2.78.

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

     On the basis of the formulas contained in the Preferred Stock provisions and the Seabrook Unit 1 lease financing documents, the coverages for each of the five years ended December 31, 1996 are set forth below.

                                    PREFERRED STOCK             SEABROOK LEASE
                                     PROVISIONS                   PROVISIONS
                                -------------------------      -----------------
                                PREFERRED    LONG-TERM         EARNINGS/INTEREST
      YEAR                        STOCK      INDEBTEDNESS             RATIO
      ----                      ---------    ------------      -----------------
      1992                          3.23        3.88                   2.41
      1993                          3.33        3.67                   2.59
      1994                          2.72        3.14                   2.86
      1995                          2.68        2.71                   3.31
      1996                          2.38        2.39                   2.78

     The Company has a 5.45% participating share in Phase II of the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. See "Arrangements with Other Utilities - Hydro-Quebec". As a participant, the Company is obligated to furnish a guarantee for its participating share of the debt financing for Phase II of the facility. As of December 31, 1996, the Company's guarantee liability for this debt amounted to approximately $8.1 million.

                                       FUEL SUPPLY

                                       FOSSIL FUEL

     The Company burns coal, residual oil and natural gas at its fossil fuel generating stations in Bridgeport and New Haven. During 1996, approximately 925,300 tons of coal, 3.0 million barrels of fuel oil and 1.9 billion cubic feet of natural gas were consumed in the generation of electricity. The Company owns fuel oil storage tanks at its generating stations in Bridgeport and New Haven that have maximum capacities of approximately 680,000 and 650,000 barrels of oil, respectively. In addition, the Company maintains, through an inventory finance arrangement, an approximate 45-day coal supply of 157,000 tons at its Bridgeport Harbor Station.

     The Company burns coal at the largest generating unit at its Bridgeport generating station; however this generating unit is also capable of burning oil. The Company has a coal supply contract that extends until July 31, 2007, subject to earlier termination provisions, and fuel oil supply contracts for its New Haven and Bridgeport generating stations that expire on September 30, 1997.

     The Company's New Haven Harbor Station has a dual-fuel capability of burning natural gas and oil. Under an agreement that expires on December 31, 2000, the Company is obligated to burn approximately 6 billion cubic feet of gas per year, when offered by the supplier at a price that is competitive with oil. During 1996, approximately 0.3 billion cubic feet of natural gas was purchased pursuant to this agreement; and an additional 1.6 billion cubic feet of natural gas was purchased on the spot market.

                                 NUCLEAR FUEL

     The Company holds an ownership and leasehold interest in Seabrook Unit 1 and an ownership interest in Millstone Unit 3, both of which are nuclear-fueled generating units. Generally, the supply of fuel for nuclear generating units involves the mining and milling of uranium ore to uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, enrichment of that gas and fabrication of the enriched hexafluoride into usable fuel assemblies.

     After a region (approximately 1/3 to 1/2 of the nuclear fuel assemblies in the reactor at any time) of spent fuel is removed from a nuclear reactor, it is placed in temporary storage in a spent fuel pool at the nuclear station for cooling and ultimately is expected to be transported to a permanent storage site, which has yet to be determined. See Item 2. Properties - "Nuclear Generation".

     Based on information furnished by the utility responsible for the operation of the units in which the Company is participating, there are outstanding contracts that cover uranium concentrate purchases for Millstone Unit 3 through 2000 and for Seabrook Unit 1 through 1999. In addition, there are outstanding contracts, to the extent indicated below, for conversion, enrichment and fabrication services for these units extending through the following years:

                           CONVERSION TO
                           HEXAFLUORIDE       ENRICHMENT    FABRICATION
                           -------------      ----------    -----------

       Millstone Unit 3        2003             2002            2011
       Seabrook Unit 1         2002             2002            2007


                            ARRANGEMENTS WITH OTHER UTILITIES

                                   NEW ENGLAND POWER POOL

     The Company, in cooperation with other privately and publicly owned New England electric utilities, established the New England Power Pool (NEPOOL) in 1971. NEPOOL was formed to assure reliable operation of the bulk power system in the most economic manner for the region. It has achieved these objectives through central dispatching of all generation facilities owned by its members and through coordination of the activities of the members that can have significant inter-utility impacts. NEPOOL is governed by an agreement that is filed with the Federal Energy Regulatory Commission (FERC) and its provisions are subject to continuing FERC jurisdiction. Under the terms of the NEPOOL Agreement, the Company incurs certain obligations - such as the responsibility to support a specified amount of power supply resources - and enjoys certain benefits, most notably savings in the cost of its overall energy supply and the sharing of reserve generating capacity.

     Because of evolving industry-wide changes that are being driven by deregulation efforts and by customers' desires to be able to choose from among competing electricity suppliers, the NEPOOL Agreement is being restructured. Its membership provisions have been broadened to cover all entities engaged in the electricity business in New England, including power marketers and brokers, independent power producers and load aggregators. Operation of the regional bulk power system will be turned over to an independent corporate entity, so that there will be no opportunity for conflicting financial interests between the system operator and the market-driven participants. Various energy and capacity products will be traded in open, competitive markets, with transmission access and pricing subject to a regional tariff designed to promote competition among power suppliers. The proposed restructuring changes have been filed with FERC as an amendment to the NEPOOL Agreement, and the resulting FERC proceedings are expected to take place in stages over the first two or three quarters of 1997.

     Under other agreements related to the Company's participation in the ownership of Seabrook Unit 1 and Millstone Unit 3, the Company contributes to the financial support of certain 345 kilovolt transmission facilities that are a part of the New England transmission grid.

                                     HYDRO-QUEBEC

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase II of this facility, in which UI has a 5.45% participating share, increased the capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. The Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of December 31, 1996, the Company's guarantee liability for this debt was approximately $8.1 million.

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

     The federal Clean Water Act requires permits for discharges of effluents into navigable waters and requires that all discharges of pollutants comply with federally approved state water quality standards. The Connecticut Department of Environmental Protection (DEP) has adopted, and the federal government has approved, water quality standards for receiving waters in Connecticut. A joint federal and state permit system, administered by the DEP, has been established to assure that applicable effluent limitations and water quality standards are met in connection with the construction and operation of facilities that affect or discharge into these waters. The discharge permits for the Company's Bridgeport Harbor, English, Steel Point and New Haven Harbor Stations expired in February, May and March of 1992, and September of 1996, respectively. Applications for renewal of these permits had been filed in August, November and September of 1991, and April of 1996, respectively, and while these renewal applications are pending, the terms of the expired permits continue in effect. The application for English Station has been modified to reflect changes in the operating status of this generating facility and changes in the permitting system; and in November 1995 UI withdrew the application for Steel Point Station as a result of the demolition of the decommissioned generating units at that location. Several new permits have been issued for specific discharges at New Haven Harbor, Bridgeport Harbor and/or English Stations; and, although other new permits for specific discharges have not yet been issued, the Company has not been advised by the DEP that any of these facilities has a permitting problem. The DEP has determined that the thermal component of the discharges at each of the stations will not result in a violation of state water quality standards. All discharge permits may be reopened and amended to incorporate more stringent standards and effluent limitations that may be adopted by federal and state authorities. Compliance with this permit system has necessitated substantial capital and operational expenditures by UI, and it is expected that such expenditures will continue to be required in the future.

     Under the federal Clean Air Act, the federal Environmental Protection Agency (EPA) has promulgated national primary and secondary air quality standards for certain air pollutants, including sulfur oxides, particulate matter, ozone and nitrogen oxides. The DEP has adopted regulations for the attainment, maintenance and enforcement of these standards. In order to comply with these regulations, the Company is required to burn fuel oil with a sulfur content not in excess of 1%, and Bridgeport Harbor Unit 3 is required to burn a low-sulfur, low-ash content coal, the sulfur dioxide (SO2) emissions from which are not to exceed 1.1 pounds of SO2 per million BTU of heat input. Current air pollution regulations also include other air quality standards, emission performance standards and monitoring, testing and reporting requirements that are applicable to the Company's generating stations and further restrict the construction of new sources of air pollution or the modification of existing sources by requiring that both construction and operating permits be obtained and that a new or modified source will not cause or contribute to any violation of the EPA's national air quality standards or its regulations for the prevention of significant deterioration of air quality.

     Amendments to the Clean Air Act in 1990 will require a significant reduction in nationwide SO2 emissions by fossil fuel-fired generating units to a permanent total emissions cap in the year 2000. This reduction is to be achieved by the allotment of allowances to emit SO2, measured in tons per year, to each owner of a unit, and requiring the owner to hold sufficient allowances each year to cover the emissions of SO2 from the unit during that year. Allowances are transferable and can be bought and sold. The Company believes that, under the allowances allocation formula, it will hold more than sufficient allowances to permit continued operation of its existing generating units without incurring substantial expenditures for additional SO2 controls. The Company is marketing its surplus allowances, and has sold to a midwestern utility company an option to purchase a quantity of the Company's surplus allowances commencing in the year 2000. This sale has not had a significant impact on the Company's earnings.

     The same 1990 Clean Air Act amendments also contain major new requirements for the control of nitrogen oxides (NOx) that are applicable to generating units located in or near areas, such as UI's service territory, where ambient air quality standards for photochemical oxidants have not been attained. These amendments also require the installation and/or modification of continuous emission monitoring systems, and require all existing generating units to obtain operating permits. Controls installed have resulted in achievement of NOx emissions from Bridgeport Harbor Unit 3, the largest generating unit at Bridgeport Harbor Station, substantially below, and at a date significantly in advance of, that required under the statute. As a result, the DEP has approved UI's creation of transferable and marketable NOx emission reduction credits, and supplemental approvals are anticipated for the creation of additional credits at this generating unit through April 1999. During 1996, UI consummated twelve sales of NOx emission reduction credits, and it continues to market these credits. These sales have not had a significant impact on the Company's earnings. In September 1994, the Ozone Transport Commission (consisting of the twelve northeastern-most states plus the District of Columbia) adopted a Memorandum of Understanding (MOU) that obligates certain of those states, including Connecticut, to adopt regulations that will further limit emissions of NOx from large stationary sources, including utility boilers. The MOU calls for the reductions to occur in two steps; the first in 1999 and the second in 2003. It is expected that the regulations, when promulgated, will become part of the federally mandated revisions to Connecticut's plan for achieving compliance with air quality standards for photochemical oxidants. On December 13, 1996, the EPA published proposed changes to the national air quality standards for ozone and particulate matter and stated its intent to promulgate final standards for these pollutants during June of 1997. On January 10, 1997, the EPA published a notice of intent to require states to adopt regulations to ensure that a significant transport of ozone pollution across state boundaries in the eastern United States is prevented. Since none of these three sets of new regulations have been promulgated, the Company is not yet able to assess accurately the applicability and impact of implementing these regulations to and on its generating facilities. Compliance may require substantial additional capital and operational expenditures in the future. In addition, due to the 1990 amendments and other provisions of the Clean Air Act, future construction or modification of fossil-fired generating units and all other sources of air pollution in southwestern Connecticut will be conditioned on installing state-of-the-art nitrogen oxides controls and obtaining nitrogen oxide emission offsets -- in the form of reductions in emissions from other sources -- which may hinder or preclude such construction or modification programs in UI's service area, depending on ambient pollutant levels over which the Company has no control.

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

Although the scope of the remediation and the extent of UI's participation have not yet been fully determined, in 1990 the owners of the property estimated the total remediation cost to be immaterial.

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

     The Company has estimated that the total cost of decontaminating and demolishing its decommissioned and demolished Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $7.7 million had been incurred as of December 31, 1996, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 DPUC retail rate decision, beginning January 1, 1993, the Company has been recovering through retail rates $1.075 million of these remediation costs per year. The remediation cost, property value and recovery from customers will be subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

     RCRA also regulates underground tanks storing petroleum products or hazardous substances, and Connecticut has adopted state regulations governing underground tanks storing petroleum and petroleum products that, in some respects, are more stringent than the federal requirements. The Company has 15 underground storage tanks, which are used primarily for gasoline and fuel oil, that are subject to these regulations. The Company has a testing program to detect leakage from any of its tanks, and it may incur substantial costs for future actions taken to prevent tanks from leaking, to remedy any contamination of groundwater, and to modify, remove and/or replace older tanks in compliance with federal and state regulations.

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

     In complying with existing environmental statutes and regulations and further developments in these and other areas of environmental concern, including legislation and studies in the fields of water and air quality (particularly "air toxics" and "global warming"), hazardous waste handling and disposal, toxic substances, and electric and magnetic fields, the Company may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, and it may incur additional operating expenses. Litigation expenditures may also increase as a result of scientific investigations, and speculation and debate, concerning the possibility of harmful health effects of electric and magnetic fields. The total amount of these expenditures is not now determinable. See also "Franchises, Regulation and Competition" and Item 2. Properties "Nuclear Generation".

                                 EMPLOYEES

     As of December 31, 1996, the Company had 1,287 employees, including 75 in subsidiary operations. Of these, approximately 71% had been with the Company for 10 or more years.

     Approximately 603 of the Company's operating, maintenance and clerical employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes. On May 22, 1995, the Company and the union agreed on a three-year contract, effective May 16, 1995. There has been no work stoppage due to labor disagreements since 1966, other than a strike of three days duration in May 1985; and employee relations are considered satisfactory by the Company.

Item 2.  Properties

                                               GENERATING FACILITIES

     The electric generating capability of the Company as of December 31, 1996, based on summer ratings of the generating units, was as follows:

                                                    YEAR OF           MAX CLAIMED                 UI
UI OPERATED:                         FUEL         INSTALLATION     CAPABILITY, MW           ENTITLEMENT
-----------                          ----         ------------     --------------           -----------
                                                                                               %      Mw
Bridgeport Harbor Station 1        #6 Oil          1957                  80.76             100.00     80.76(1)
Bridgeport Harbor Station 2        #6 Oil          1961                 155.01             100.00    155.01
Bridgeport Harbor Station 3        #6 Oil/Coal     1968/1985            385.00             100.00    385.00(2)
Bridgeport Harbor Station 4        Jet Oil         1967                  16.15             100.00     16.15
New Haven Harbor Station           #6 Oil/Gas      1975                 447.00              93.71    418.86(3)
English Station 7                  #6 Oil          1948                  34.06             100.00     34.06(4)
English Station 8                  #6 Oil          1953                  38.49             100.00     38.49(4)

OPERATED BY OTHER UTILITIES:
---------------------------

Millstone Unit 3,                Nuclear           1986                1119.60              3.685     41.26(5)
Waterford, Connecticut

Seabrook Unit 1,                 Nuclear           1990                1162.00              17.50    203.35(6)
Seabrook, New Hampshire

POWER PURCHASES FROM
COGENERATION FACILITIES:
-----------------------

Bridgeport RESCO,                Refuse            1988                  59.45             100.00     59.45
Bridgeport, Connecticut
Shelton Landfill                 Gas               1995                   1.74             100.00      1.74
Shelton, Connecticut                                                                                  -----

Total                                                                                               1434.13
                                                                                                    =======

(1) Effective January 1, 1994, Bridgeport Harbor Station 1 was removed from operation and dispatching under NEPOOL and was placed in deactivated reserve. The unit was reactivated in July 1996 and placed under NEPOOL dispatch to help alleviate power shortages in Connecticut caused by the outages of the three nuclear generating units at Millstone Station and the Connecticut Yankee Unit. See "Nuclear Generation".
(2)  The unit has burned coal since January 1985.
(3) Represents UI's 93.705% ownership share of total net capability. This unit is jointly owned by UI (93.705%), Fitchburg Gas and Electric Light Company (4.5%) and the electric departments of three Massachusetts municipalities (1.795%). See Item 1. Business - "Fuel Supply".
(4) English Station Units 7 and 8 were placed in deactivated reserve, effective January 1, 1992.
(5)  Represents UI's 3.685% ownership share of total net capability.
(6) Represents UI's 17.5% ownership share of total net capability. In August 1990, UI sold to and leased back from an owner trust established for the benefit of an institutional investor a portion of UI's 17.5% ownership interest in this unit. This portion of the unit is subject to the lien of a first mortgage granted by the owner trustee.


                                 TABULATION OF PEAK LOADS, RESOURCES, AND MARGINS
                                         1996 ACTUAL, 1997 - 2001 FORECAST
                                                    (MEGAWATTS)

                                                 Actual                          Forecast
                                                 ------       -------------------------------------------------
                                                 1996         1997        1998       1999       2000       2001
At Time of Peak Load on UI's System:
-----------------------------------

Capacity of generating units operated
 by UI (1)                                     1065.90      1055.87     1055.87    1055.87    1055.87    1055.87
-------------------------------------

Entitlements in nuclear units (1) (2)
-----------------------------
  Connecticut Yankee Unit (3)                    53.21         0.00        0.00       0.00       0.00       0.00
  Millstone Unit 3                               41.26        41.26       41.26      41.26      41.26      41.26
  Seabrook Unit 1                               203.35       203.35      203.35     203.35     203.35     203.35
                                                ------       ------      ------     ------     ------     ------
                                                297.82       244.61      244.61     244.61     244.61     244.61
                                                ------       ------      ------     ------     ------     ------

Equivalent capacity value of
 entitlement in Hydro-Quebec (1) (2)             98.10        98.10       98.10      98.10      98.10      98.10
----------------------------

Purchases from cogeneration facilities
--------------------------------------
  Bridgeport RESCO                               59.45        59.45       59.45      59.45      59.45      59.45
  Shelton Landfill                                1.74         1.61        1.50       1.57       1.54       1.36

Purchase from New York Power Authority            1.14         1.14        1.14       1.14       1.14       1.14
--------------------------------------

Purchases from (sales to) other utilities
-----------------------------------------
  Net power contracts - fossil                   (1.80)        8.20       38.20      38.20     (30.00)    (30.00)
                                               -------      -------     -------    -------    -------    -------
Total generating resources                     1522.35      1468.98     1498.87    1498.94    1430.71    1430.53
                                               =======      =======     =======    =======    =======    =======

Calculation of NEPOOL capability
 responsibility (4)
--------------------------------
Peak load                                      1045.00      1151.00     1155.00    1171.00    1192.00    1200.00
Required reserve margin                         322.39       249.91      266.99     278.25     282.11     340.59
                                               -------      -------     -------    -------    -------    -------
Total capability responsibility                1367.39      1400.91     1421.99    1449.25    1474.11    1540.59
                                               =======      =======     =======    =======    =======    =======

Available Margin (5)                            152.08        65.32       74.24      46.98     (46.08)   (112.56)
                                               =======      =======     =======    =======    =======    =======


(1)  Capacity shown reflects summer ratings of generating units.
(2) Winter ratings of UI nuclear and Hydro-Quebec interconnection's equivalent capacity value entitlements (megawatts):
         Millstone Unit 3           -       42.22
         Seabrook Unit 1            -      203.35
         Hydro-Quebec               -       66.22
(3) On December 4, 1996, the Board of Directors of the Connecticut Yankee Atomic Power Company voted to retire the Connecticut Yankee Unit from commercial operation. See "Nuclear Generation".
(4)  UI's required capacity as a NEPOOL participant.
(5) Total generating resources, excluding purchases from New York Power Authority and Shelton Landfill, less capability responsibility. In addition, UI maintains two units (English Station 7 and 8) in deactivated reserve, representing a total of 72.55 MW of generating capacity.

     During 1996, the peak load on the Company's system was approximately 1,045 megawatts, which occurred in July. UI's total generating capability at the time was 1,522 megawatts, including a 98 megawatt increase in capability provided by the equivalent capacity value of UI's entitlements in the Hydro-Quebec facility and reflecting the net effect of temporary arrangements with other electric utilities and cogenerators. The Company is currently forecasting an annual average compound growth in peak load of 1.7% during the period 1996 to 2006 (0.8% during the 1997-2006 period). Based on current forecasts of loads, UI's generating capability will exceed its projected July-August capability responsibility to NEPOOL for generating capacity through at least 1999, and English Station Units 7 and 8 can be reactivated if higher than anticipated load growth occurs. If, due to the permanent loss of a generating unit or higher than expected load growth, UI's own generating capability becomes inadequate to meet its capability responsibility to NEPOOL, UI expects to be able to reduce the load on its system by the implementation of additional demand-side management programs, to acquire other demand-side and supply-side resources, and/or to purchase capacity from other utilities or from the installed capability spot market, as necessary. However, because the generation and transmission systems of the major New England utilities, including UI, are operated as if they were a single system, the ability of UI to meet its load is and will be dependent on the ability of the region's generation and transmission systems to meet the region's load. See "Nuclear Generation" and Item 1. Business - "Competition" and "Arrangements with Other Utilities".

     Shown below is a summary of the Company's sources and uses of electricity for 1996.

                                                      MEGAWATTHOURS
                                                      -------------
                                                           (000's)
SOURCES                                                                   USES
-------                                                                   ----
OWNED                                                                     Retail Customers              5,340
   Nuclear (Millstone Unit 3 and Seabrook Unit 1)            1,814
   Coal                                                      2,410        Wholesale
   Oil                                                       1,792          Delivered to NEPOOL           817
   Gas & Gas Turbines                                          181          Contracts                   1,731
                                                             -----
       Total Owned                                           6,197
                                                                          Company Use & Losses            301
                                                                                                        -----
PURCHASED
   Nuclear (Connecticut Yankee Unit)                           263              Total Uses              8,189
   Contracts                                                 1,011                                      =====
   NEPOOL                                                      430
   Hydro-Quebec                                                288
                                                             -----
       Total Sources                                         8,189
                                                             =====


                              TRANSMISSION AND DISTRIBUTION PLANT

     The transmission lines of the Company consist of approximately 102 circuit miles of overhead lines and approximately 17 circuit miles of underground lines, all operated at 345 KV or 115 KV and located within or immediately adjacent to the territory served by the Company. These transmission lines interconnect the Company's English, Bridgeport Harbor and New Haven Harbor generating stations and are part of the New England transmission grid through connections with the transmission lines of The Connecticut Light and Power Company. A major portion of the Company's transmission lines is constructed on a railroad right-of-way pursuant to a Transmission Line Agreement that expires in May 2000.

     The Company owns and operates 24 bulk electric supply substations with a capacity of 2,656,000 KVA and 42 distribution substations with a capacity of 232,500 KVA. The Company has 3,125 pole-line miles of overhead distribution lines and 130 conduit-bank miles of underground distribution lines.

     See  "Capital   Expenditure  Program"  concerning  the  estimated  cost  of additions to the Company's transmission and distribution facilities.

                                CAPITAL EXPENDITURE PROGRAM

     The Company's 1997-2001 capital expenditure program, excluding allowance for funds used during construction (AFUDC) and its effect on certain capital related items, is presently budgeted as follows:

                                        1997           1998         1999          2000         2001          Total
                                        ----           ----         ----          ----         ----          -----
                                                               (000's)
Production                           $18,137        $20,026      $28,363       $12,241      $19,062        $97,829
Distribution                          13,207         11,961       11,992        12,870       13,113         63,143
Transmission                           4,430          2,520        4,491         4,736        2,515         18,692
Other                                  6,813          5,387        1,245         1,296        1,239         15,980
                                     -------        -------      -------       -------       ------        -------
SUBTOTAL                              42,587         39,894       46,091        31,143       35,929        195,644

Nuclear Fuel                           7,891         11,282        1,200        12,323          529         33,225
                                     -------        -------      -------       -------       ------        -------

 TOTAL EXPENDITURES                  $50,478        $51,176      $47,291       $43,466      $36,458       $228,869
                                     =======        =======      =======       =======      =======        =======

AFUDC (Pre-tax)                        2,314          2,096        2,431         1,886        1,230
Depreciation
  Book Plant                          55,486         57,737       59,295        52,297       52,996
  Conservation                        10,223         10,223        8,906         6,312        4,332
  Decommissioning                      2,238          2,328        2,435         2,547        2,660
Additional Required
  Amortization (net of tax) (1)        4,100          8,500       11,600        29,700       32,800
Amortization of Deferred
  Return on Seabrook Unit 1
  Phase-In (after tax)                12,586         12,586       12,586             0            0

Estimated Rate Base
  (end of period)                  1,173,607      1,124,299    1,057,428     1,014,621      940,764



(1) Additional amortization of pre-1997 conservation costs and other unspecified regulatory assets, as ordered by the DPUC in its December 31, 1996 Order, provided that common equity return on utility investment exceeds 10.5%. See Item 1. Business - "Rates".

                                NUCLEAR GENERATION

     UI holds ownership and leasehold interests totalling 17.5% (203.35 megawatts) in Seabrook Unit 1, and a 3.685% (41.26 megawatts) ownership interest in Millstone Unit 3. UI also owns 9.5% of the common stock of Connecticut Yankee, and was entitled to an equivalent percentage (53.21 megawatts) of the generating capability of the Connecticut Yankee Unit prior to its retirement from commercial operation on December 4, 1996.

     Seabrook Unit 1 commenced commercial operation in June of 1990, pursuant to an operating license issued by the NRC, which will expire in 2026. It is jointly owned by eleven New England electric utility entities, including the Company, and is operated by a service company subsidiary of Northeast Utilities (NU). Through December 31, 1996, Seabrook Unit 1 has operated at a lifetime capacity factor of 79.7%.

     Millstone Unit 3 commenced commercial operation in April of 1986, pursuant to a 40-year operating license issued by the NRC. It is jointly owned by thirteen New England electric utility entities, including the Company, and is operated by another service company subsidiary of NU. Through March 30, 1996, when Millstone Unit 3 was taken out of service following an engineering evaluation that determined that four safety-related valves would not be able to perform their design function during certain postulated events, Millstone Unit 3 had operated at a lifetime capacity factor of 71.9%. In April, May and June of 1996, a series of NRC letters to NU and its operating service company subsidiary stated: that the NRC had identified programmatic issues and design deficiencies at Millstone Unit 3 that were similar in nature to those previously identified at Millstone Units 1 and 2, the two other Millstone Station nuclear generating units, which had been taken out of service in November of 1995 and February of 1996, respectively, and are owned by operating subsidiaries of NU and are also operated by the NU service company subsidiary that operates Millstone Unit 3; that the NRC had concluded that the corrective action program at Millstone Station was not currently effective in resolving identified deficiencies; that none of the generating units at Millstone Station may be restarted until the effectiveness of a corrective action program is demonstrated; and that Millstone Station had been placed on the NRC's "watch list" as a Category 3 facility. The NRC deems Category 3 plants as having significant weaknesses that warrant maintaining the plant in shutdown condition until it is demonstrated that adequate programs have been established and implemented to ensure substantial improvement. In October of 1996, the NRC announced that an independent NRC review had concluded that the work environment and management failures were the source of a high volume of employee concerns and allegations related to safety of plant operations and harassment and intimidation of employees at Millstone Station. Concurrently, the NRC issued an order directing NU to devise and implement a compliance plan for handling safety concerns raised by Millstone Station employees, and for assuring an environment free from retaliation and discrimination, and ordering NU to contract for an independent third party to oversee its corrective action program for the employee concerns program. NU is engaged in an extensive effort to address and correct all of the above-described problems at Millstone Station and to develop a comprehensive plan for returning each of the Millstone Station nuclear generating units to service. Although UI's management anticipates that all of the above-described problems with respect to Millstone Unit 3 will be resolved, and although UI cannot, at this time, predict how long it will take to resolve them, or when the NRC will allow Millstone Unit 3 to return to service, a protracted delay seems likely.

     While Millstone Unit 3 is out of service, UI is incurring incremental replacement power costs estimated at approximately $500,000 per month, and experiencing an adverse impact on net earnings per share of approximately $.02 per month. In addition to these costs of replacement power, incremental direct costs will be incurred to address the above-described problems with respect to Millstone Unit 3, and the Company may be responsible for its 3.685% joint ownership share of these costs. UI and the other non-NU owners of Millstone Unit 3 have been paying their monthly shares of the costs of the unit, but have reserved their rights to contest whether one or more of the NU operating service company subsidiary and the two operating NU subsidiary electric utility companies that are joint owners of Millstone Unit 3 are responsible for the additional costs that the other joint owners have experienced as a result of the shutdown of Millstone Unit 3.

     The Connecticut Yankee Unit commenced commercial operation in January of 1968, pursuant to a 40-year operating license issued by the NRC. It is owned, through ownership of Connecticut Yankee's common stock, by ten New England electric utilities, including the Company, and is operated by another service company subsidiary of NU.

Prior to July 23, 1996, when the Connecticut Yankee Unit was taken out of service following an engineering evaluation that determined that safety-related air cooling system pipes could crack if the plant should lose its outside source of electric power, the Connecticut Yankee Unit had operated at a lifetime capacity factor of 75.6%. Prior to and following its removal from service in July of 1996, NRC inspections of the Connecticut Yankee Unit revealed issues that were similar to those previously identified at Millstone Station and identified a number of significant deficiencies in the engineering calculations and analyses that were relied upon to ensure the adequacy of the design of key safety systems at the unit. Pending a resolution of these issues, an economic study by the owners, comparing the costs of continuing to operate the Connecticut Yankee Unit over the remaining period of its operating license, which expires in 2007, to the costs of shutting down the unit permanently and incurring replacement power costs for the same period, resulted in a decision, on December 4, 1996, by the Board of Directors of Connecticut Yankee to retire the Connecticut Yankee Unit from commercial operation. The economic study did not consider the costs of addressing the issues and concerns raised by the NRC. If these costs had been considered, the economic study would have been more negative concerning the continued operation of the unit.

     At December 31, 1996, UI's equity investment in Connecticut Yankee was approximately $10 million. The preliminary estimate of the sum of future payments  for  the  closing,  decommissioning  and  recovery  of  the  remaining investment in the Connecticut Yankee Unit is approximately $763 million. The Company's estimate of its remaining share of costs, less return of investment (approximately $10 million) and return on investment (approximately $7.6 million), is approximately $54.8 million. This estimate, which is subject to ongoing review and revision, has been recorded by the Company as a regulatory asset and an obligation on the Consolidated Balance Sheet. The power purchase contract under which UI has purchased its 9.5% entitlement to the unit's power output will permit Connecticut Yankee to recover UI's share of these costs from UI. Connecticut Yankee has filed revised decommissioning cost estimates and amendments to the power contracts with its owners, including UI, with the FERC. Based on regulatory precedent, Connecticut Yankee believes it will continue to collect from its power purchasers its decommissioning costs, the owners' unrecovered investments in Connecticut Yankee and other costs associated with the permanent shutdown of the Connecticut Yankee Unit. UI expects that it will continue to be allowed to recover all FERC-approved costs from its customers through retail rates.

     As a result of the Connecticut Yankee Unit's being out of service, the Company is incurring incremental replacement power costs estimated at approximately $500,000 per month, and experiencing an adverse impact on net earnings per share of approximately $.02 per month. This increase in replacement power costs is expected to be offset by the reduction of operating expenses.

                            GENERAL CONSIDERATIONS

     Seabrook Unit 1, Millstone Unit 3 and the Connecticut Yankee Unit are each subject to the licensing requirements and jurisdiction of the NRC under the Atomic Energy Act of 1954, as amended, and to a variety of other state and federal requirements.

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

     Additional capital expenditures and increased operating costs for nuclear generating units may result from modifications of these facilities or their operating procedures required by the NRC, or from actions taken by other joint owners or companies having entitlements in the units. Some equipment modifications have required and may in the future require shutdowns or deratings of generating units that would not otherwise be necessary and that result in additional costs for replacement power. The amounts of additional capital expenditures, increased operating costs and replacement power costs cannot now be predicted, but they have been and may in the future be substantial.

    Public controversy concerning nuclear power could also adversely affect Seabrook Unit 1 and Millstone Unit 3. Proposals to force the premature shutdown of nuclear plants in other New England states have in the past received serious attention, and the licensing of Seabrook Unit 1 was a regional issue. A renewal of the controversy could be expected to increase the costs of operating the nuclear generating units in which UI has interests; and it is possible that one or the other of the units could be shut down prematurely, resulting in increased fuel and/or replacement power costs, earlier funding of costs associated with decommissioning the unit and acceleration of depreciation expense, which could have an adverse impact on the Company's financial condition and/or results of operations.

                           INSURANCE REQUIREMENTS

     The Price-Anderson Act, currently extended through August 1, 2002, limits public liability resulting from a single incident at a nuclear power plant. The first $200 million of liability coverage is provided by purchasing the maximum amount of commercially available insurance. Additional liability coverage will be provided by an assessment of up to $75.5 million per incident, levied on each of the nuclear units licensed to operate in the United States, subject to a maximum assessment of $10 million per incident per nuclear unit in any year. In addition, if the sum of all public liability claims and legal costs resulting from any nuclear incident exceeds the maximum amount of financial protection, each reactor operator can be assessed an additional 5% of $75.5 million, or $3.775 million. The maximum assessment is adjusted at least every five years to reflect the impact of inflation. Based on its interests in nuclear generating units, the Company estimates its maximum liability would be $23.2 million per incident. However, assessment would be limited to $3.1 million per incident, per year. With respect to each of the nuclear generating units in which the Company has an interest, the Company will be obligated to pay its ownership and/or leasehold share of any statutory assessment resulting from a nuclear incident at any nuclear generating unit.

     The NRC requires each nuclear generating unit to obtain property insurance coverage in a minimum amount of $1.06 billion and to establish a system of prioritized use of the insurance proceeds in the event of a nuclear incident. The system requires that the first $1.06 billion of insurance proceeds be used to stabilize the nuclear reactor to prevent any significant risk to public health and safety and then for decontamination and cleanup operations. Only following completion of these tasks would the balance, if any, of the segregated insurance proceeds become available to the unit's owners. For each of the three nuclear generating units in which the Company has an interest, the Company is required to pay its ownership and/or leasehold share of the cost of purchasing such insurance.

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

     The DOE also announced that, absent a repository, the DOE has no statutory obligation to begin taking high level wastes and spent nuclear fuel for disposal by January 1998. However, numerous utilities and states have obtained a judicial declaration that the DOE has a statutory responsibility to take title to and dispose of high level wastes and spent nuclear fuel beginning in January 1998. It is unclear at this time whether the United States Congress will enact legislation to address spent fuel/high level waste disposal issues.

     Until the federal government begins receiving such materials, nuclear generating units will need to retain high level wastes and spent nuclear fuel on-site or make other provisions for their storage. Storage facilities for the Connecticut Yankee Unit are deemed adequate, and storage facilities for Millstone Unit 3 are expected to be adequate for the projected life of the unit. Storage facilities for Seabrook Unit 1 are expected to be adequate until at least 2010. Fuel consolidation and compaction technologies are being considered for Seabrook Unit 1 and may provide adequate storage capability for the projected life of the unit. In addition, other licensed technologies, such as dry storage casks, may satisfy spent nuclear fuel storage requirements.

     Disposal costs for low-level radioactive wastes (LLW) that result from normal operation of nuclear generating units have increased significantly in recent years and are expected to continue to rise. The cost increases are a function of increased packaging and transportation costs and higher fees and surcharges charged by the disposal facilities. Currently, the Chem Nuclear LLW facility at Barnwell, South Carolina, is open to the Connecticut Yankee Unit, Millstone Unit 3, and Seabrook Unit 1 for disposal of LLW. The Envirocare LLW facility at Clive, Utah, is also open to these generating units for portions of their LLW. All three units have contracts in place for LLW disposal at these disposal facilities.

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

     NRC licensing requirements and restrictions are also applicable to the decommissioning of nuclear generating units at the end of their service lives, and the NRC has adopted comprehensive regulations concerning decommissioning planning, timing, funding and environmental reviews. UI and the other owners of the nuclear generating units in which UI has interests estimate decommissioning costs for the units and attempt to recover sufficient amounts through their allowed electric rates, together with earnings on the investment of funds so recovered, to cover expected decommissioning costs. Changes in NRC requirements or technology, as well as inflation, can increase estimated decommissioning costs.

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $451 million (in 1997 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be approximately $79 million. This estimate assumes the prompt removal and dismantling of the Unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during 1996 was $1.6 million. UI's share of the fund at December 31, 1996 was approximately $9.1 million.

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The current decommissioning cost estimate for Millstone Unit 3 is $463 million (in 1997 dollars), of which the Company's share would be approximately $17 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to a decommissioning trust fund managed by Northeast Utilities (NU). UI's share of the Millstone Unit 3 decommissioning payments made during 1996 was $487,000. UI's share of the fund at December 31, 1996 was approximately $3.8 million. The decommissioning trust fund for the Connecticut Yankee Unit is also managed by NU. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $1.4 million were funded by UI during 1996, and UI's share of the fund at December 31, 1996 was $19.4 million. The current decommissioning cost estimate for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit commencing in 1997, is $436 million, of which UI's share would be $41 million.

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

Item 3.  Legal Proceedings.

     On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. On May
7, 1994,  the Company  received a  "Certificate  of  Correction....to  correct a clerical omission or mistake" from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994, generating tax claims of approximately $3.5 million. On March 1, 1995, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1995-1996, which notices purport to increase said assessed value by approximately 48% over the valuation declared by the Company, generating tax claims of approximately $3.5 million. On May 11, 1995, the Company received notices of assessment changes relative to the assessed values of the Company's personal property for the tax years 1992-1993 and 1993-1994, which notices purport to increase said assessed values by approximately 45% and 49%, respectively, over the valuations declared by the Company, generating tax claims of approximately $4.1 million and $3.5 million, respectively. On March 8, 1996, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1996-1997, which notices purport to increase said assessed value by approximately 57% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.8 million. The Company is contesting each of these actions by the City's tax assessor vigorously. On January 9, 1996, the Connecticut Superior Court granted the Company's motion for summary judgment against the City relative to the "updated" personal property tax bills for the tax year 1991-1992. The City appealed to the Appellate Court from the Superior Court decision, which decision would also be applicable to and defeat the valuation increases for the tax years 1992-1993 and 1993-1994 if it is sustained on appeal. In June 1996, the Connecticut Supreme Court transferred this appeal to its docket. The case was argued before the Connecticut Supreme Court in December 1996, and a decision is anticipated in the spring of 1997. It is the present opinion of the Company that the ultimate outcome of this dispute will not have a significant impact on the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1996.

                           EXECUTIVE OFFICERS OF THE COMPANY

     The names and ages of all executive officers of the Company and all such persons chosen to become executive officers, all positions and offices with the Company held by each such person, and the period during which he or she has served as an officer in the office indicated, are as follows:


NAME                        AGE                 POSITION                                       EFFECTIVE DATE
----                        ---                 --------                                       --------------

Richard J. Grossi            61      Chairman of the Board of Directors                        May 1, 1991
                                       and Chief Executive Officer
Robert L. Fiscus             59      President and Chief Financial Officer                     May 1, 1991
James F. Crowe               54      Group Vice President Power Supply Services                October 1, 1996
Albert N. Henricksen         55      Group Vice President Support Services                     October 1, 1996
Anthony J. Vallillo          48      Group Vice President Client Services                      October 1, 1996
Rita L. Bowlby               58      Vice President-Corporate Affairs                          February 1, 1993
Raymond G. Dube              54      Vice President/Consultant                                 October 1, 1996
Stephen F. Goldschmidt       51      Vice President Planning and Information Resources         October 1, 1996
E. Jon Majkowski             54      Vice President/President Subsidiaries (URI, PPI & TEI)    October 1, 1996
James L. Benjamin            55      Controller                                                January 1, 1981
Kurt D. Mohlman              48      Treasurer and Secretary                                   January 1, 1994
Charles J. Pepe              48      Assistant Treasurer and Assistant Secretary               January 1, 1994


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

     A brief account of the business experience during the past five years of each executive officer of the Company is as follows:

     RICHARD J. GROSSI. Mr. Grossi has served as Chairman of the Board of Directors and Chief Executive Officer during the five-year period.

     ROBERT L. FISCUS. Mr. Fiscus has served as President and Chief Financial Officer during the five-year period.

     JAMES F. CROWE. Mr. Crowe served as Senior Vice President-Marketing of the Company during the period January 1, 1992 to May 1, 1992, as Executive Vice President from May 1, 1992 to January 1, 1994, and as Executive Vice President and Chief Customer Officer from January 1, 1994 to October 1, 1996. He has served as Group Vice President Power Supply Services since October 1, 1996.

     ALBERT N. HENRICKSEN. Mr. Henricksen served as Vice President-Human and Environmental Resources during the period January 1, 1992 to January 1, 1994, and as Vice President-Administration from January 1, 1994 to October 1, 1996. He has served as Group Vice President Support Services since October 1, 1996.

     ANTHONY J. VALLILLO. Mr. Vallillo served as Director of Marketing during the period January 1, 1992 to June 1, 1992, and as Vice President-Marketing from June 1, 1992 to October 1, 1996. He has served as Group Vice President Client Services since October 1, 1996.

     RITA L. BOWLBY. Ms. Bowlby has served as Vice President-Corporate Affairs since February 1, 1993. Prior to joining the Company, during the period from January 1, 1992 to February 1, 1993, she served as President of Bowlby & Associates, a business-to-business communications agency in Farmington, Connecticut.

     RAYMOND G. DUBE. Mr. Dube served as Transmission Manager during the period January 1, 1992 to July 1, 1992, as Director of Transmission & Distribution Operations from July 1, 1992 to March 1, 1994, Director of Electric Systems from March 1, 1994 to October 1, 1994, and as Vice President-Transmission and
Distribution from October 1, 1994 to October 1, 1996. He has served as Vice President/Consultant since October 1, 1996.

     STEPHEN F. GOLDSCHMIDT. Mr. Goldschmidt served as Vice President-Planning from January 1, 1992 to January 1, 1994, and as Vice President-Information Resources from January 1, 1994 to October 1, 1996. He has served as Vice President Planning and Information Resources since October 1, 1996.

     E. JON MAJKOWSKI. Mr. Majkowski served as Vice President-Public Affairs of the Company during the period January 1, 1992 to May 1, 1992, and as Vice President/President-UI Subsidiaries from May 1, 1992 to October 1 1996. He has served as Vice President/President Subsidiaries (URI, PPI & TEI) since October 1, 1996.

     JAMES L. BENJAMIN. Mr. Benjamin has served as Controller of the Company during the five-year period.

     KURT D. MOHLMAN. Mr. Mohlman served as Director of Financial Planning and Investor Relations during the period January 1, 1992 to January 1, 1994. He has served as Treasurer and Secretary of the Company since January 1, 1994.

     CHARLES J. PEPE. Mr. Pepe served as Director of Financing during the period January 1, 1992 to January 1, 1994. He has served as Assistant Treasurer and Assistant Secretary of the Company since January 1, 1994.


                                  PART II


Item 5.  Market for the Company's Common Equity and Related Stockholder Matters.

     UI's Common Stock is traded on the New York Stock Exchange, where the high and low sale prices during 1996 and 1995 were as follows:


                                       1996 SALE PRICE        1995 SALE PRICE
                                       ---------------        ---------------
                                        HIGH      LOW          HIGH      LOW
                                        ----      ---          ----      ---

        First Quarter                  39 3/4   36 1/4        33 1/4   29 1/2
        Second Quarter                 38       35 3/4        33 5/8   31 1/4
        Third Quarter                  37 1/2   33 7/8        35 1/4   31 1/2
        Fourth Quarter                 35       31 3/8        38 1/2   35 3/4

     UI has paid quarterly dividends on its Common Stock since 1900. The quarterly dividends declared in 1995 and 1996 were at a rate of 70 1/2 cents per share and 72 cents per share, respectively.

     The indenture under which the Company's Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $98.7 million were free from such limitations at December 31, 1996.

     As of January 31, 1997, there were 17,273 Common Stock shareowners of record.

ITEM 6. SELECTED FINANCIAL DATA
                                                                    1996              1995             1994
=====================================================================================================================
FINANCIAL RESULTS OF OPERATION ($000'S)
Sales of electricity
    Retail
        Residential                                                 $265,562          $260,694          $252,386
        Commercial                                                   263,609           259,715           250,771 (2)
        Industrial                                                   108,825           106,963           104,242 (2)
        Other                                                         11,880            11,736            11,469
                                                                -------------     -------------    --------------
    Total Retail                                                     649,876           639,108           618,868
    Wholesale (1)                                                     72,844            48,232            34,927
Other operating revenues                                               3,300             3,109             2,953
                                                                -------------     -------------    --------------
    Total operating revenues                                         726,020           690,449           656,748
                                                                -------------     -------------    --------------
Fuel and interchange energy -net
    Retail -own load                                                  95,359            96,538            99,589
    Wholesale                                                         65,158            41,631            27,765
Capacity purchased-net                                                46,830            47,420            44,769
Depreciation                                                          65,921            61,426            58,165
Other amortization, principally deferred return and cancelled plant   13,758            13,758             1,172
Other operating expenses, excluding tax expense                      219,630 (3)       183,749           193,098
Gross earnings tax                                                    26,757            27,379            27,403
Other non-income taxes                                                30,382            31,564            32,458
                                                                -------------     -------------    --------------
    Total operating expenses, excluding income taxes                 563,795           503,465           484,419
                                                                -------------     -------------    --------------
Deferred return - Seabrook Unit 1                                          0                 0                 0
AFUDC                                                                  2,375             2,762             3,463
Other non-operating income(loss)                                      (7,166)           (4,272)           (1,907)
Interest expense
   Long-term debt - net                                               65,046            63,431            73,772
   Other                                                               4,721            13,140            10,301
                                                                -------------     -------------    --------------
    Total                                                             69,767            76,571            84,073
                                                                -------------     -------------    --------------
Minority interest in preferred securities                              4,813             3,583                 0
Income tax expense
   Operating income tax                                               53,090            59,828            44,937
   Non-operating income tax                                           (9,332)           (4,901)           (3,214)
                                                                -------------     -------------    --------------
    Total                                                             43,758            54,927            41,723
                                                                -------------     -------------    --------------
Income(loss) before cumulative effect of accounting change            39,096            50,393            48,089
Cumulative effect of change in accounting - net of tax                     0                 0            (1,294)
                                                                -------------     -------------    --------------
Net income (loss)                                                     39,096 (4)        50,393            46,795
Discount on preferred stock redemption                                (1,840)           (2,183)                0
Preferred and preference stock dividends                                 330             1,329             3,323
                                                                -------------     -------------    --------------
Income (loss) applicable to common stock                             $40,606           $51,247           $43,472
---------------------------------------------------------------------------------------------------------------------
Operating income                                                    $109,135          $127,156          $127,392
=====================================================================================================================
FINANCIAL CONDITION ($000'S)
Plant in service-net                                              $1,258,306        $1,277,910        $1,268,145
Construction work in progress                                         40,998            41,817            57,669
Plant-related regulatory asset                                             0                 0                 0
Other property and investments                                        49,091            53,355            53,267
Current assets                                                       163,350           137,277           157,309
Deferred charges and regulatory assets                               449,150           475,258           538,601
                                                                -------------     -------------    --------------
   Total Assets                                                   $1,960,895        $1,985,617        $2,074,991
---------------------------------------------------------------------------------------------------------------------
Common stock equity                                                 $440,016          $439,981          $428,028
Preferred, preference stock and preferred securities                  54,461            60,539            44,700
Long-term debt excluding current portion                             759,680           845,684           708,340
Noncurrent liabilities (5)                                           138,816            65,747            59,458
Current portion of long-term debt                                     69,900            40,800           193,133
Notes payable                                                         10,965                 0            67,000
Other current liabilities (5)                                        129,007           102,336           122,084
Deferred income tax liabilities and other                            358,050           430,530           452,248
                                                                -------------     -------------    --------------
   Total Capitalization and Liabilities                           $1,960,895        $1,985,617        $2,074,991
=====================================================================================================================

(1) Operating Revenues, for years prior to 1992, include wholesale power exchange contract sales that were reclassified from Fuel and Capacity expenses in accordance with Federal Energy Regulatory Commission requirements.
(2)  Includes reclassification of certain Commercial and Industrial customers.
(3) Includes the effect of charges of $23.0 million, before-tax, associated with voluntary early retirement programs.
(4) Includes the effect of charges of $13.4 million, after-tax, associated with voluntary early retirement programs.
(5)  Amounts for years prior to 1996 have been reclassified.


     1993               1992              1991             1990             1989             1988              1987
========================================================================================================================



      $238,185           $226,455          $226,751         $211,891         $205,183         $200,170         $188,740
       256,559            253,456 (2)       255,782          234,704          219,852          208,801          195,972
        97,466             97,010 (2)        91,895           94,526           92,855           96,665          100,354
        11,349             11,065            10,886           10,536            9,943            9,732            9,480
---------------     --------------    --------------   --------------   --------------   --------------    -------------
       603,559            587,986           585,314          551,657          527,833          515,368          494,546
        45,931             75,484            84,236           85,657           77,925           63,263           54,708
         3,533              3,855             3,821            3,332            3,348            3,570            3,077
---------------     --------------    --------------   --------------   --------------   --------------    -------------
       653,023            667,325           673,371          640,646          609,106          582,201          552,331
---------------     --------------    --------------   --------------   --------------   --------------    -------------

        98,694            108,084           123,010          119,285          128,739          121,425          131,471
        39,356             55,169            61,858           69,117           62,681           53,837           51,411
        47,424             43,560            44,668           42,827           50,234           35,465           17,746
        56,287             50,706            48,181           36,526           35,618           24,069           37,160
         1,780             10,415            10,415            4,173           10,415           10,415           10,415
       203,427 (6)        183,426           178,912          176,419          144,867          133,407          127,900
        27,955             27,362            27,223           25,595           24,506           23,948           22,997
        29,977             31,869            28,673           24,648           20,294           21,695           17,194
---------------     --------------    --------------   --------------   --------------   --------------    -------------
       504,900            510,591           522,940          498,590          477,354          424,261          416,294
---------------     --------------    --------------   --------------   --------------   --------------    -------------
         7,497             15,959            17,970           21,503                0                0                0
         4,067              3,232             5,190            3,443           65,443           75,656           81,419
            71             18,545             2,697           22,654         (219,742)         (23,369)         (97,686)

        80,030             88,666            90,296           94,056           91,126           90,022           88,700
        12,260             12,882             9,847           15,468           22,849           12,069            9,228
---------------     --------------    --------------   --------------   --------------   --------------    -------------
        92,290            101,548           100,143          109,524          113,975          102,091           97,928
---------------     --------------    --------------   --------------   --------------   --------------    -------------
             0                  0                 0                0                0                0                0

        33,309             48,712            47,231           43,493           37,963           44,045           50,633
        (6,322)           (12,558)          (19,299)         (17,409)        (101,135)         (14,548)         (37,440)
---------------     --------------    --------------   --------------   --------------   --------------    -------------
        26,987             36,154            27,932           26,084          (63,172)          29,497           13,193
---------------     --------------    --------------   --------------   --------------   --------------    -------------
        40,481             56,768            48,213           54,048          (73,350)          78,639            8,649
             0                  0             7,337                0                0                0                0
---------------     --------------    --------------   --------------   --------------   --------------    -------------
        40,481 (7)         56,768            55,550           54,048          (73,350)          78,639            8,649
             0                  0                 0                0                0                0                0
         4,318              4,338             4,530            4,751            8,233           11,348           11,953
---------------     --------------    --------------   --------------   --------------   --------------    -------------
       $36,163            $52,430           $51,020          $49,297         ($81,583)         $67,291          ($3,304)
------------------------------------------------------------------------------------------------------------------------
      $114,814           $108,022          $103,200          $98,563          $93,789         $113,895          $85,404
========================================================================================================================

    $1,243,426         $1,224,058        $1,219,871       $1,209,173         $562,473         $560,930         $563,210
        77,395             59,809            54,771           50,257          675,831          812,246          737,169
             0                  0                 0                0           81,768           88,339           68,603
        58,096             65,320            79,009           90,006           91,648           83,860           76,032
       187,981            247,954           164,839          161,066          170,823          166,270          122,075
       567,394            556,493           554,365          553,986          605,696          653,418          610,913
---------------     --------------    --------------   --------------   --------------   --------------    -------------
    $2,134,292         $2,153,634        $2,072,855       $2,064,488       $2,188,239       $2,365,063       $2,178,002
------------------------------------------------------------------------------------------------------------------------
      $423,324           $422,746          $401,771         $379,812         $362,584         $473,674         $438,564
        60,945             60,945            62,640           69,700           70,000          104,000          110,000
       875,268            893,457           909,998          899,993          868,884          862,287          767,559
        62,666             44,567           110,217          110,850          117,200          119,165          100,821
       143,333             92,833            37,500           41,667           18,667            3,667           28,667
             0             84,099            13,000           15,000           45,000                0                0
       117,343            114,757           114,280          138,173          133,459          115,043          111,258
       451,413            440,230           423,449          409,293          572,445          687,227          621,133
---------------     --------------    --------------   --------------   --------------   --------------    -------------
    $2,134,292         $2,153,634        $2,072,855       $2,064,488       $2,188,239       $2,365,063       $2,178,002
========================================================================================================================

(6)  Includes  the  effect  of  a   reorganization   charge  of  $13.6  million,
     before-tax, associated with a voluntary early retirement program.
(7)  Includes the effect of a reorganization charge of $7.8 million, after-tax.

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)
                                                                    1996              1995             1994
=====================================================================================================================
COMMON STOCK DATA
 Average number of shares outstanding                             14,100,806        14,089,835        14,085,452
 Number of shares outstanding at year-end                         14,101,291        14,100,091        14,086,691
 Earnings(loss) per share (average)                                    $2.88             $3.64             $3.09
 Recurring earnings(loss) per share (average) (1)                      $3.94             $3.61             $3.28
 Book value per share                                                 $31.20            $31.20            $30.39
 Average return on equity
     Total                                                              9.20%            11.84%            10.19%
     Utility                                                           11.51%            13.04%            12.50%
 Dividends declared per share                                          $2.88             $2.82             $2.76
 Market Price:
    High                                                             $39.750           $38.500           $39.500
    Low                                                              $31.375           $29.500           $29.000
    Year-end                                                         $31.375           $37.375           $29.500
=====================================================================================================================
Net cash provided by operating activities, less dividends ($000's)  $103,943          $120,033           $94,807
Capital expenditures, excluding AFUDC                                $47,174           $59,363           $63,044
=====================================================================================================================
OTHER FINANCIAL AND STATISTICAL DATA
Sales by class (MWh's)
      Residential                                                  1,891,988         1,890,575         1,892,955
      Commercial                                                   2,258,501         2,273,965         2,285,942  (2)
      Industrial                                                   1,141,109         1,126,458         1,135,831  (2)
      Other                                                           48,291            48,435            48,718
                                                                -------------     -------------    --------------
        Total                                                      5,339,889         5,339,433         5,363,446
                                                                -------------     -------------    --------------
Number of retail customers by class (average)
      Residential                                                    279,024           278,326           275,441
      Commercial                                                      28,666            28,550            28,394  (2)
      Industrial                                                       1,652             1,599             1,538  (2)
      Other                                                            1,141             1,122             1,127
                                                                -------------     -------------    --------------
        Total                                                        310,483           309,597           306,500
                                                                -------------     -------------    --------------
Revenue per kilowatt hour by class (cents)
      Residential                                                      14.04             13.79             13.33
      Commercial                                                       11.67             11.42             10.97
      Industrial                                                        9.54              9.50              9.18
Average large industrial customers time of use rate (cents)             8.26              8.53              8.69
System requirements (MWh)                                          5,640,957         5,647,690         5,652,657
Peak load - kilowatts                                              1,044,620         1,156,740         1,130,780
Generating capability- peak(kilowatts)                             1,522,350         1,434,102         1,462,290
Load factor                                                            61.64%            55.74%            57.07%
Fuel generation mix percentages
      Coal                                                                38                37                35
      Oil                                                                  8                 7                14
      Nuclear                                                             37                37                32
      Cogeneration                                                         9                 9                 9
      Gas                                                                  3                 5                 4
      Hydro                                                                5                 5                 6
---------------------------------------------------------------------------------------------------------------------
Revenues - retail sales ($000's)
      Base                                                          $642,106          $637,219          $619,097
      Fuel adjustment clause                                           7,770             1,889              (229)
      Sales provision adjustment                                           0                 0                 0
                                                                -------------     -------------    --------------
        Total                                                       $649,876          $639,108          $618,868
                                                                -------------     -------------    --------------
Revenues - retail sales per kWh (cents)
      Base                                                             12.02             11.93             11.54
      Fuel adjustment clause                                            0.15              0.04              0.00
      Sales provision adjustment                                        0.00              0.00              0.00
                                                                -------------     -------------    --------------
        Total                                                          12.17             11.97             11.54
                                                                -------------     -------------    --------------
Fuel and energy cost per kWh (cents)                                    1.69              1.71              1.76
      Fossil                                                            2.41              2.22              2.14
      Nuclear                                                           0.46              0.85              0.94
---------------------------------------------------------------------------------------------------------------------
Number of employees at year-end                                        1,287             1,358             1,377
Total payroll($000 'S)                                               $69,276           $72,984           $75,441
=====================================================================================================================

(1) Recurring earnings(loss) per share (average) is not a generally accepted accounting principle measurement. Management provides this measurement for informational purposes only.
(2)  Includes reclassification of certain Commercial and Industrial customers.


     1993               1992              1991             1990             1989             1988              1987
========================================================================================================================

    14,063,854         13,941,150        13,899,906       13,887,748       13,887,748       13,887,748       13,887,654
    14,083,291         14,033,148        13,932,348       13,887,748       13,887,748       13,887,748       13,887,748
         $2.57              $3.76             $3.67            $3.55           ($5.87)           $4.85           ($0.24)
         $3.13              $3.17             $2.90            $3.55           ($5.87)           $4.85           ($0.24)
        $30.06             $30.12            $28.84           $27.35           $26.11           $34.11           $31.58

          8.45%             12.67%            13.01%           13.39%          -18.88%           14.75%           -0.72%
         10.97%             14.46%            13.39%           13.97%           20.21%           32.91%           15.34%
         $2.66              $2.56             $2.44            $2.32            $2.32            $2.32            $2.32

       $45.875            $42.000           $39.125          $34.125          $34.250          $27.500          $34.000
       $38.500            $34.125           $30.000          $26.875          $24.750          $19.125          $21.250
       $40.250            $41.500           $39.000          $31.125          $34.250          $26.875          $26.875
========================================================================================================================
      $104,547           $109,020           $73,865          $39,189          $31,437          $40,607          $37,986
       $94,743            $66,390           $63,157          $64,018          $77,041          $83,735          $73,253
========================================================================================================================


     1,844,041          1,799,456         1,851,447        1,826,700        1,883,363        1,870,318        1,780,333
     2,359,023          2,303,216  (2)    2,347,757        2,259,340        2,254,099        2,174,200        2,046,289
     1,036,547            997,168  (2)      980,071        1,060,751        1,109,119        1,186,336        1,236,151
        50,715             52,984            55,118           58,013           60,427           61,303           62,246
---------------     --------------    --------------   --------------   --------------   --------------    -------------
     5,290,326          5,152,824         5,234,393        5,204,804        5,307,008        5,292,157        5,125,019
---------------     --------------    --------------   --------------   --------------   --------------    -------------

       273,752            273,936           274,064          275,637          276,385          274,884          271,302
        28,968             28,848  (2)       29,768           29,808           29,526           28,826           28,103
           959              1,017  (2)          268              319              347              367              369
         1,175              1,358             1,361            1,352            1,316            1,267            1,191
---------------     --------------    --------------   --------------   --------------   --------------    -------------
       304,854            305,159           305,461          307,116          307,574          305,344          300,965
---------------     --------------    --------------   --------------   --------------   --------------    -------------

         12.92              12.58             12.25            11.60            10.89            10.70            10.60
         10.88              11.00             10.89            10.39             9.75             9.60             9.58
          9.40               9.73              9.38             8.91             8.37             8.15             8.12
          8.89               8.84              8.64             8.06             7.58             7.14             7.04
     5,630,581          5,475,664         5,541,477        5,501,495        5,603,502        5,581,897        5,403,519
     1,114,900          1,034,440         1,145,820        1,054,600        1,094,400        1,132,100        1,039,600
     1,515,420          1,402,800         1,474,190        1,449,600        1,289,800        1,271,500        1,236,000
         57.65%             60.26%            55.21%           59.55%           58.45%           56.13%           59.33%

            31                 34                34               43               39               37               42
            16                 17                21               24               37               41               37
            38                 35                29               20               11               11               10
             8                  8                 9                9                9                7                1
             1                  1                 4                3                3                0                5
             6                  5                 3                1                1                4                5
------------------------------------------------------------------------------------------------------------------------

      $605,887           $608,176          $607,997         $589,346         $577,611         $574,422         $558,060
        (2,328)           (41,221)          (37,497)         (45,900)         (49,778)         (59,054)         (63,514)
             0             21,031            14,814            8,211                0                0                0
---------------     --------------    --------------   --------------   --------------   --------------    -------------
      $603,559           $587,986          $585,314         $551,657         $527,833         $515,368         $494,546
---------------     --------------    --------------   --------------   --------------   --------------    -------------

         11.45              11.80             11.62            11.32            10.88            10.85            10.89
         (0.04)             (0.80)            (0.72)           (0.88)           (0.93)           (1.11)           (1.24)
          0.00               0.41              0.28             0.16             0.00             0.00             0.00
---------------     --------------    --------------   --------------   --------------   --------------    -------------
         11.41              11.41             11.18            10.60             9.95             9.74             9.65
---------------     --------------    --------------   --------------   --------------   --------------    -------------
          1.75               2.43              2.67             2.63             2.78             2.53             2.54
          2.08               2.98              3.11             2.89             2.98             2.74             2.58
          1.23               1.42              1.62             1.55             0.89             0.87             0.94
------------------------------------------------------------------------------------------------------------------------
         1,490              1,554             1,571            1,587            1,627            1,620            1,604
       $75,305            $74,052           $71,888          $69,237          $65,175          $62,387          $57,207
========================================================================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         MAJOR INFLUENCES ON FINANCIAL CONDITION

     The Company's financial condition will continue to be dependent on the level of retail and wholesale sales and the Company's ability to control expenses. The two primary factors that affect sales volume are economic conditions and weather. Annual growth in total operation and maintenance expense, excluding one-time items and cogeneration capacity purchases, has averaged less than 1.5%. The Company hopes to continue to restrict this average to less than the rate of inflation in future years (see "Looking Forward for 1997").

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

     A major factor affecting the Company's earnings prospects beyond 1996 will be the success of the Company's efforts to implement the regulatory framework ordered by the DPUC at the end of 1996. On December 31, 1996, the DPUC completed a financial and operational review of the Company and ordered a five-year incentive regulation plan for the years 1997-2001. The DPUC did not change the retail base rates charged to customers. Its order increased amortization of the Company's conservation and load management program investments during 1997-1998, accelerated the recovery of unspecified regulatory assets during 1999-2001, reduced the level of conservation adjustment mechanism revenues in retail rates, provided a reduction in customer bills through a surcredit in each of the five plan years, and accepted the Company's proposal to modify the operation of the fossil fuel clause mechanism. The Company's authorized return on common equity was reduced from 12.4% to 11.5%. Earnings above 11.5%, on an annual basis, are to be utilized one-third for customer bill reductions, one-third to increase amortization of regulatory assets, and one-third retained as earnings. The DPUC did not order the accelerated depreciation of the Company's Seabrook Unit 1 plant investment costs and the establishment of a performance-based regulation mechanism measured by customer satisfaction surveys and reliability of service indices, which the Company had proposed. As a result of the DPUC's order, customer bills are expected to be reduced on average by 3% in 1997-1999, 4% in the year 2000, and 5% in the year 2001 (all compared to 1996). Also, earnings from utility operations will be reduced from the levels requested by the Company, such that it is unlikely that the Company will be able to achieve its 4% growth goal going forward.

     The FERC has stated that state regulatory commissions should address the issue of recovery by electric utilities of the costs of existing facilities that would be stranded by retail access. The legislatures and regulatory commissions in several states have considered or are considering "retail access". This, in general terms, means the transmission by an electric utility of energy produced by another entity over the utility's transmission and distribution system to a retail customer in the utility's own service territory. A retail access requirement would have the effect of permitting retail customers to purchase electric capacity and energy, at the election of such customers, from the electric utility in whose service area they are located or from any other electric utility or independent power producer. In 1995, the Connecticut Legislature established a task force to review these issues and to make recommendations on electric industry restructuring within Connecticut. The task force concluded its work in December 1996 and, although no consensus report was adopted, it is expected that the legislature will enact comprehensive legislation in its 1997 session to introduce retail access for Connecticut consumers over the next several years. Among many other factors, decisions and actions concerning retail access in other states could impact the timing and form of this transition.

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

     Currently, the Company's electric service rates are subject to regulation and are based on the Company's costs. Therefore, the Company, and most regulated utilities, are subject to certain accounting standards (Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation") that are not applicable to other businesses in general. These accounting rules allow regulated utilities, where appropriate, to defer the income statement impact of certain costs that are expected to be recovered in future regulated service rates and to establish regulatory assets on balance sheets for such costs. The effects of competition could cause the operations of the Company, or a portion of its assets or operations, to cease meeting the criteria for application of these accounting rules. While the Company expects to continue to meet these criteria in the foreseeable future, if the Company, or a portion of its assets or operations, were to cease meeting these criteria, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met. If this change in accounting were to occur, it would have a material adverse effect on the Company's earnings and retained earnings in that year and could have a material adverse effect on the Company's ongoing financial condition as well.

                                    LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements are presently projected as follows:

                                                            1997        1998       1999        2000       2001
                                                            ----        ----       ----        ----       ----
                                                                                (MILLIONS)
Cash on Hand - Beginning of Year                            $6.4       $18.5      $   -       $   -       $  -
Internally Generated Funds (less Dividends)                 95.0       115.8      116.9       110.6      107.5
                                                            ----       -----      -----       -----      -----
                        Subtotal                           101.4       134.3      116.9       110.6      107.5
Less:
Capital Expenditures                                        50.5        51.2       47.3        43.5       36.5
                                                           -----       -----      -----       -----      -----

Cash Available to pay Debt Maturities and Redemptions       50.9        83.1       69.6        67.1       71.0

Less:
Maturities and Mandatory Redemptions                        10.8       104.6      105.0       155.5       81.0
Optional Redemptions                                        21.6           -          -           -          -
                                                           -----       -----      -----       -----       ----

External Financing Requirements                           $(18.5)      $21.5      $35.4       $88.4      $10.0
                                                          ======       =====      =====       =====      =====

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

     On February 15, 1996, the Company repaid $10.8 million principal amount of maturing 9.44% First Mortgage Bonds, Series B, issued by Bridgeport Electric Company, a wholly-owned subsidiary of the Company that was merged with and into the Company in September 1994.

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

     On October 25, 1996, the Company borrowed $75 million under a Term Loan Agreement with a group of banks for a five-year period. The Company pays interest on the borrowing at a floating rate equal to the three-month London Interbank Borrowing Rate plus 0.55%. The Company has entered into two separate interest rate swap agreements that effectively convert the interest rate on $50 million of the Company's floating rate 1996 Term Loan to a fixed annual interest rate of 7.005% for the five-year period and the interest rate on the remaining $25 million to a fixed annual interest rate of 6.675% for a three-year period.

     The Company used proceeds from the $75 million Term Loan borrowing to purchase approximately $66.8 million principal amount of Seabrook Lease Obligation Bonds, which were issued in connection with the sale and leaseback by the Company of a portion of its ownership share in Seabrook Unit 1 in 1990. The Bonds were purchased at a premium through a tender offer that expired on October 22, 1996. The Company paid 103.9% of principal amount for approximately $17.0 million principal amount of 9.76% Seabrook Lease Obligation Bonds (due 2006) and 107.17% of principal amount for approximately $49.9 million principal amount of the 10.24% Seabrook Lease Obligation Bonds (due 2020). The premiums and other transaction expenses will be amortized over the remaining life of the Bonds. The Company intends to hold the Bonds until maturity and has recognized the investment as an offset to long-term debt on its Consolidated Balance Sheet.

     On June 4, 1996, June 7, 1996 and August 8, 1996, the Company purchased at a discount in the open market, and canceled, 60,782 shares of its $100 par value Preferred Stock. The shares purchased consisted of 9,950 shares of its 4.35%, Series A, 12,832 shares of its 4.72%, Series B, and 38,000 shares of its 5 5/8%, Series D, Preferred Stock. The shares, having a par value of $6,078,200, were purchased for $4,238,387, creating a net gain of $1,839,813.

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 10, 1997. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 1996, the Company had no short-term borrowings outstanding under this facility.

     On December 30, 1996, the Company transferred $51.3 million to a trustee under an escrow agreement. The funds, which were invested in Treasury Notes, were used to pay $50 million principal amount of 7% Notes that matured on January 15, 1997 plus accrued interest.

     On February 15, 1997, the Company repaid $10.8 million principal amount of maturing 9.44% First Mortgage Bonds, Series B, and redeemed, at a premium of $185,328, the remaining $21.6 million outstanding principal amount of 9.44% First Mortgage Bonds, Series B, issued by Bridgeport Electric Company, a wholly-owned subsidiary of the Company that was merged with and into the Company in September 1994.

     At December 31, 1996, the Company had $6.4 million of cash and temporary cash investments, an increase of $1.3 million from the balance at December 31, 1995. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:


                                                                                  (Millions)

       Balance, December 31, 1995                                                     $ 5.1
                                                                                      -----

       Net cash provided by operating activities                                      144.8

       Net cash provided by (used in) financing activities:
       -   Financing activities, excluding dividend payments                           15.6
       -   Dividend payments                                                          (40.8)
       Net cash used in investing activities, excluding investment in plant           (71.1)
       Cash invested in plant, including nuclear fuel                                 (47.2)
                                                                                      -----
             Net Change in Cash                                                         1.3
                                                                                      -----

       Balance,  December 31, 1996                                                    $ 6.4
                                                                                      =====

The Company's long-term debt instruments do not limit the amount of short-term debt that the Company may issue. The Company's revolving credit agreement described above requires it to maintain an available earnings/interest charges ratio of not less than 1.5:1.0 for each 12-month period ending on the last day of each calendar quarter. For the 12-month period ended December 31, 1996 this coverage ratio was 2.78.
                            SUBSIDIARY OPERATIONS

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

     Four wholly-owned subsidiaries of URI have been incorporated. A URI subsidiary named American Payment Systems, Inc. manages a national network of agents for the processing of bill payments made by customers of other utilities. Souwestcon Properties, Inc. (SPI) participated as a 25% partner in the ownership of a medical hotel building in New Haven. The building has been sold; and SPI was dissolved in April 1996. Another wholly-owned subsidiary of URI, Thermal Energies, Inc., is participating in the development of district heating and cooling facilities in the downtown New Haven area, including the energy center for an office tower and participation as a 62% partner in the energy center for a city hall and office tower complex. A URI subsidiary named Precision Power, Inc. provides power-related equipment and services to the owners of commercial buildings and industrial facilities.

     The after-tax impact of the subsidiaries on the consolidated financial statements of the Company is as follows:

                                                                ASSETS
                      NET INCOME (LOSS)      EARNINGS         AT DEC. 31
                            (000'S)          PER SHARE          (000'S)
                      ----------------       ---------        ----------

          1996            $(5,237)            $(0.37)          $36,385
          1995             (2,640)             (0.19)           16,323
          1994             (3,245)             (0.23)           15,334

In 1996, the Company made provisions for losses of $2.6 million (after-tax) associated with agent collections (for which restitution will be vigorously sought) and miscellaneous other items at its American Payment Systems, Inc. subsidiary.

                                RESULTS OF OPERATIONS

1996 VS. 1995
-------------

     Earnings for the year 1996 were $40.6 million, or $2.88 per share, down $10.6 million, or $.76 per share, from 1995. Earnings from operations, which exclude one-time items, were $55.6 million, or $3.94 per share for 1996, up $4.9 million, or $.33 per share, from 1995. The one-time items recorded in 1996, that totaled to a charge of $1.06 per share, were: a gain of $1.8 million
(after-tax), or $.13 per share, from the purchase of preferred stock by the Company at a discount to par value, charges of $23.0 million ($13.4 million after-tax), or $.95 per share, reflecting the estimated costs of early retirements and voluntary separations as part of the Company's on-going organization review and cost reduction program, a charge of $1.4 million ($0.8 million after-tax), or $.06 per share, for the cumulative loss on an office space sublease, and a charge of $2.6 million (after-tax), or $.18 per share, that the Company was required to make provisions for losses associated with agent collections (for which restitution will be vigorously sought) and miscellaneous other items at its American Payment Systems, Inc. subsidiary. The one-time items recorded in 1995, that totaled to a gain of $.03 per share, were: a charge of $.12 per share, taken in the third quarter of 1995, to reflect the effects of legislated future state income tax rate reductions that reduced future tax benefits on plant previously written off, and gains of $.15 per share from the purchase of preferred stock by the Company at a discount to par value.

     Retail operating revenues increased by about $10.8 million in 1996 compared to 1995:

 . Retail kilowatt-hour sales for 1996 were virtually unchanged from 1995. The Company's calculation of the impact of weather on kilowatt-hour sales indicates that sales decreased by about 1.3% in 1996 compared to 1995 due to weather factors. Weather was deemed to be more severe than normal in 1995, particularly in the summer months, and milder than normal in 1996, particularly in the summer months. Retail kilowatt-hour sales also increased by 0.3% due to the leap year day in 1996. This indicates that there was a "real" (i.e. not attributable to abnormal weather or leap year) kilowatt-hour sales increase of about 1.0% in 1996 compared to 1995. Because sales were lower in the summer months when rates are generally higher, retail revenues decreased by $0.7 million.

 .    Other factors  increased  retail  revenues by $11.5 million:  $6.4 million from the recovery, through the Conservation Adjustment Mechanism, of previously recorded and projected conservation program costs mandated by the Department of Public Utility Control (DPUC), partially offset by competitive pricing and other price reduction mechanisms, and a net $5.1 million increase from "pass through" charges for certain expense changes including increases in fuel costs.

     Wholesale "capacity" revenues increased by $1.1 million in 1996 compared to 1995. Wholesale "energy" revenues are a direct offset to wholesale energy expense and do not contribute to sales margin (revenue less fuel expense and revenue-based taxes). These energy revenues, as well as the associated fuel expense, increased during 1996 compared to 1995.

     Retail fuel and energy expenses decreased by $1.2 million in 1996 compared to 1995. A decrease of $9.0 million was due to lower nuclear fuel prices, primarily at the Seabrook nuclear generating unit. Higher kilowatt-hour generation at the Seabrook nuclear generating unit, that had a refueling outage in 1995, reduced fuel and energy expenses by $1.9 million, while lower kilowatt-hour generation, due to the shutdowns at the Connecticut Yankee and Millstone Unit 3 nuclear generating units, increased fuel and energy expense by $5.3 million. For more on the status of the operation of these units, see the LOOKING FORWARD FOR 1997 section. Other fuel and energy expenses increased by $4.4 million, primarily from increases in "pass through" charges, including fossil fuel costs.

     Operating expenses for operations, maintenance and purchased capacity charges increased by $10.9 million in 1996 compared to 1995:

  .  Purchased capacity expense was $0.6 million lower.

  . Operation and maintenance expense increased by $11.5 million. Expenses associated with the Company's re-engineering efforts increased by a net $2.0 million. Expenses increased by $1.5 million at the Millstone Unit 3 nuclear generating unit, by $4.9 million for overhauls at the Company's fossil fuel generating units, by $1.0 million for a major dredging project at one of the generating stations, by $1.3 million from the expensing of previously capitalized costs associated with software purchases and development, and by $4.0 million in general. Expenses at the Seabrook nuclear generating unit decreased by $3.2 million absent the refueling outage that occurred in the fourth quarter of 1995.

     Other operating expenses increased in 1996 compared to 1995, from higher depreciation expense and income taxes (excluding the income tax effects of one-time items).

     Other net income increased in 1996 compared to 1995 primarily because of the absence of expenses, associated with canceled construction projects, which were recorded in 1995.

     Interest charges continued their significant decline, decreasing by $6.8 million in 1996 compared to 1995 as a result of the Company's refinancing program and strong cash flow. The Company was successful in purchasing $67 million of the approximately $200 million outstanding Seabrook Lease Obligation Bonds, to hold in its own account, using proceeds from a lower cost bank term loan. The interest income that the Company receives from its $67 million investment in these bonds appears on the income statement as a credit to interest expense and partially offsets the interest expense incurred on the
Seabrook lease obligation. Also, total preferred dividends (net-of-tax) decreased slightly in 1996 compared to 1995 as a result of the purchases of preferred stock by the Company.

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


                            LOOKING FORWARD FOR 1997

(THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT.)

     Since 1992, the Company's long term earnings goal has been to achieve growth in earnings per share FROM OPERATIONS of 4% annually from the 1992 level of $3.17 per share. The Company exceeded the goal in 1995, and earnings from operations of $3.94 per share in 1996 exceeded the 1996 goal of $3.70 per share. As explained in RESULTS OF OPERATIONS, the Company has taken substantial non-recurring charges to operating expense in 1996 to help it reduce future costs, prepare for expected future competition, and minimize the need for future employee layoffs. The Company was also required to make provisions for losses associated with agent collections (for which restitution will be vigorously sought) and miscellaneous other items at its American Payment Systems subsidiary. The total of these operating and non-operating non-recurring charges, offset by some minor gains, had a negative impact on earnings per share of $1.06 in 1996. Earnings per share, inclusive of these charges, were $2.88.

     Due to the DPUC's year-end 1996 order that will decrease earnings from utility operations, it is unlikely that the Company will be able to achieve the 4% growth goal going forward, as a major contribution to earnings from unregulated subsidiaries is not expected to occur in the foreseeable future. In a press release dated January 2, 1997, the Company announced that it would not challenge the DPUC's December 31, 1996 order (the Order) to reduce rates and accelerate the recovery of certain costs associated with conservation programs, such that the Company could earn an allowed return on common stock equity from its utility investment of 11.5% over the period 1997 to 2001, a reduction of nearly 1% (an amount equivalent to about $.30 per share) from the previously allowed (and requested by the Company) return of 12.4%. Income earned from higher sales or reduced expenses that produces a return above the 11.5% return level will be shared by one-third being applied to customer bill reductions, one-third applied to more rapid amortization of assets, and one-third retained by shareowners, also by virtue of the Order. The Company indicated in the January 2, 1997 press release that, if the Company were to achieve the 11.5% return on its utility investment, then earnings from utility operations would be in the $3.30-$3.40 range for 1997 and succeeding years as well.

     It should be noted that, although the Order was for the five-year period 1997-2001, the Company made no commitment to agree to this multi-year plan. Furthermore, the Connecticut legislature is expected to address the issue of electric utility industry restructuring in 1997. This may result in new legislation, and the DPUC, in the Order, acknowledged that it could be revisited in the light of new legislation.

     There is no assurance that the Company will achieve the 11.5% return on utility common stock equity allowed by the DPUC. Utility income is greatly affected by weather-related sales, fossil fuel prices and nuclear generating unit availability...all items over which the Company has little control. As part of the Order, the Company's traditional fuel clause that allowed for recovery of increases in fossil fuel costs was suspended within a broad range of fuel prices. While the Company stands to benefit if prices the Company pays for its oil purchases falls below about $15 a barrel, current prices are above those levels.

     As a result of the Order, it is anticipated that retail revenues for 1997 will decrease from 1996 levels. A reduction of about $15 million will be due to reductions in customer bills directly ordered by the DPUC. (These reductions will be partially offset by about $3 million in conservation spending reductions. New conservation spending is no longer capitalized, and changes in conservation expense, relative to the assumptions used by the DPUC in the Order, will be reflected in retail rates through the operation of the Conservation Adjustment Mechanism.) Revenues will decline further by about $6 million due to the suspension of the fossil fuel adjustment clause (FCA). While the Company cannot predict the direction fuel prices will take in 1997 and whether it can mitigate entirely this loss of FCA revenue, it is actively engaged in hedging activities to limit the Company's exposure to increases in fossil fuel prices.

     The Company's revenues are also dependent on the level of retail sales. The two primary factors that affect retail sales volume are economic conditions and weather. Overall, 1996 weather was milder than normal; however, 1996 also had a leap year day. These two factors were offsetting in their amounts and, therefore, the actual retail sales for 1996 of 5,340 gigawatt-hours should be considered about "normal". This is about the same level of 1997 sales assumed by the DPUC in its Order; so, to the extent the Company can improve upon this sales level, sales margin relative to the Order would improve and would mitigate any loss of FCA revenue. The Company experienced about 1% of "real" sales growth in 1996 (i.e. exclusive of weather and leap year factors) over "normal" 1995 sales. A similar level of growth in 1997 from all customer groups would add about $6 million to sales margin. No significant change in wholesale capacity sales revenue is anticipated for 1997.

     The Company has dealt with the potential loss of customers as a result of self-generation, relocation or discontinuation of operations, by successfully negotiating 45 multi-year contracts with major customers, including its largest customer, Yale University, which is constructing a cogeneration unit that will produce approximately one-half of this customer's electricity requirements commencing sometime in early 1998. Additional multi-year customer contracts may be signed in 1997. While providing cost reduction and price stability for customers and helping the Company maintain its customer base for the long term, these contracts are expected to lead to reductions in retail revenue that have averaged $2-$3 million per year in the recent past.

     The Company expects that generating output from its ownership shares in nuclear generating units to be significantly less in 1997 than in 1996. Seabrook Unit 1 operated at nearly a 97% capacity factor in 1996, well above the assumed "normal" 90% level between refueling outages; and a refueling outage is expected in the spring of 1997. A more normal level of Seabrook Unit 1 operation in 1997 and the downtime for refueling will cause the Company to purchase or generate energy using higher cost fuels, leading to about a $3 million increase in fuel expense. Millstone Unit 3 was taken out of service on March 30, 1996, and will remain shut down pending a comprehensive Nuclear Regulatory Commission (NRC) review of operations. See Item 2. Properties - "Nuclear Generation". The Connecticut Yankee Unit was taken out of service on July 23, 1996 and, by decision of the Board of Directors of that company, has been retired. Relative to 1996, the loss of low cost energy from these two units for all of 1997 should add about $6 million to fuel expense. If Millstone Unit 3 returns to service during the year, fuel expense would decline by about $500,000 for every month of normal operation. The increased fuel expense from the retirement of the Connecticut Yankee Unit is expected to be offset by a ramping down of its operating expenses. However, the ability of the Company to recover any future costs associated with the Connecticut Yankee Unit will be dependent upon the outcome of pending regulatory filings with the Federal Energy Regulatory Commission.

     Another major factor affecting the Company's financial condition will be the Company's ability to control operating expenses. The Company implemented voluntary early retirement programs for union and management employees in 1996, as well as a voluntary severance program. The cost of these programs resulted in a pre-tax charge of $23 million and should lead to an employee reduction of 230 employees from a level of approximately 1,300 employees at year-end. A portion of the personnel cost savings occurred in 1996, but the majority of the savings will be realized as the Company's process re-engineering efforts are completed over the next several years. Incremental savings in personnel costs of $4 million in 1997 and another $6 million in 1998 are expected. Other re-engineering savings are anticipated over this time frame as well. The Company expects an expense increase of about $3 million for nuclear plant outages in 1997 above the levels incurred or accrued in 1996, due primarily to the planned Seabrook Unit 1 refueling outage in the spring of 1997.

     Anticipated depreciation expense should increase by $2 million in 1997 from 1996 levels, a slower rate of increase than in prior years because 1996 capital spending of $45 million (excluding nuclear fuel) was at its lowest level in over 15 years, and also because new conservation spending is no longer to be capitalized and depreciated. In addition, the DPUC Order required accelerated amortization of previously capitalized conservation costs of about $6 million, providing the Company earns at least a 10.5% return on its utility common stock equity. These amounts are reported as "depreciation" in the Company's financial statements.

     The Company expects continued reductions in interest expense of about $9 million to a 1997 level of $61 million. This reduction is due to a refinancing of some of the Company's debt in late 1996 described in the following paragraph, as well as a significant paydown of debt in 1997 made possible by the Company's excellent cash flow position. In fact, although the Company had no net change in retained earnings in 1996, it was able to improve its equity ratio from 31.7% to 33.2% as a result of debt paydown. The anticipated 1997 interest expense level would be 46% below the 1989 level and would mark the eighth consecutive year of net interest expense decline.

     In the fall of 1996, the Company was successful in purchasing $67 million of the approximately $200 million principal amount of outstanding Seabrook Lease Obligation Bonds, to hold in its own account, using proceeds from a lower cost bank term loan. The interest income that the Company receives from its $67 million investment in these bonds appears on the income statement as a credit to interest expense and partially offsets the interest expense incurred on the Seabrook Lease Obligation Bonds.

     The Company expects a significant improvement in unregulated subsidiary earnings in 1997 compared to the results of 1996, due partly to the non-recurrence of one-time pre-tax charges in 1996 totaling $4.3 million and, also, the achievement of a near "break-even" level in earnings from subsidiary operations, which would result in an increase in pre-tax income of $3-$4 million. In the near term, the Company's investments in these subsidiaries are unlikely to have a major positive effect on earnings, but the Company continues to believe that these investments will contribute to future earnings growth.

     The Company expects the 1997 quarterly earnings from operations will follow a pattern similar to that of 1996, with third quarter earnings contributing over half the annual total. Summer seasonal retail sales and summer pricing are the predominant factors contributing to this pattern. The Company only expects 15-20% of its annual earnings from operations to fall in the first quarter (versus the 28% level in 1996) reflecting the impact of weather-adjusted sales, leap year factors, nuclear outages, and higher fossil fuel expense. The second and fourth quarters should be similar in amount.

     On February 5, 1997, the Board of Directors of the Company, at a special meeting, declared and reaffirmed the quarterly dividend on shares of common stock of 72 cents per share. The common stock dividend declared will be payable April 1, 1997 to owners of record at the close of business on March 13, 1997. The indicated annual dividend is $2.88 per share, the annual rate in 1996.

     Although the dividend level for 1996 represents a payout of 100% of total earnings, the dividend level represented a payout of only 73% of 1996 earnings from operations that exclude net one-time charges of $1.06 per share, principally for non-cash restructuring charges. The Company's cash flow remained, and is expected to remain, very strong. Net cash provided by operating activities was $144.8 million in 1996, nearly 3.6 times the Common Dividend payout, one of the highest such "coverage" levels in the utility industry. The December 31, 1996 DPUC Order will limit earnings from utility operations such that further dividend increases may have to be delayed for several years. However, the Order should allow the Company to recover some of its regulatory assets more rapidly, help it prepare for competition in the electric industry, and help maintain its cash flow at its excellent current level through the end of the decade.

     With the reaffirmation of the Company's dividend at the indicated annual rate of $2.88 per share, the Board of Directors sought to assure investors of the security of the current dividend level. However, the ability to maintain this dividend level, or to declare future increases for the dividend, will depend upon the level of the Company's future earnings and cash flow, which are dependent upon other factors and events affecting the Company's financial condition and outlook that cannot be known at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                             THE UNITED ILLUMINATING COMPANY
                                             CONSOLIDATED STATEMENT OF INCOME
                                FOR THE YEARS ENDED  DECEMBER  31,  1996, 1995 AND 1994
                                          (THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                    1996           1995           1994
                                                                                    ----           ----           ----
OPERATING REVENUES (NOTE G)                                                         $726,020       $690,449       $656,748
                                                                                -------------   ------------   ------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                                 160,517        138,169        127,354
     Capacity purchased                                                               46,830         47,420         44,769
     Early retirement program charges                                                 23,033              -              -
     Other                                                                           158,945        147,660        151,330
  Maintenance                                                                         37,652         36,089         41,768
  Depreciation                                                                        65,921         61,426         58,165
  Amortization of cancelled nuclear project and deferred return (Note D and J)        13,758         13,758          1,172
  Income taxes (Note A and E)                                                         53,090         59,828         44,937
  Property tax settlement                                                                  -              -          2,536
  Other taxes (Note G)                                                                57,139         58,943         57,325
                                                                                -------------   ------------   ------------
       Total                                                                         616,885        563,293        529,356
                                                                                -------------   ------------   ------------
OPERATING INCOME                                                                     109,135        127,156        127,392
                                                                                -------------   ------------   ------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction                                    940            390            753
  Other-net (Note G)                                                                  (7,166)        (4,272)        (1,907)
  Non-operating income taxes                                                           9,332          4,901          3,214
                                                                                -------------   ------------   ------------
       Total                                                                           3,106          1,019          2,060
                                                                                -------------   ------------   ------------
INCOME BEFORE INTEREST CHARGES                                                       112,241        128,175        129,452
                                                                                -------------   ------------   ------------
INTEREST CHARGES
  Interest on long-term debt                                                          66,305         63,431         73,772
  Interest on Seabrook obligation bonds owned by the company                          (1,259)             -              -
  Other interest (Note G)                                                              2,092          9,002          3,731
  Allowance for borrowed funds used during construction                               (1,435)        (2,372)        (2,710)
                                                                                -------------   ------------   ------------
                                                                                      65,703         70,061         74,793
  Amortization of debt expense and redemption premiums                                 2,629          4,138          6,570
                                                                                -------------   ------------   ------------
       Net Interest Charges                                                           68,332         74,199         81,363
                                                                                -------------   ------------   ------------

MINORITY INTEREST IN PREFERRED SECURITIES                                              4,813          3,583              -
                                                                                -------------   ------------   ------------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                  39,096         50,393         48,089
                                                                                -------------   ------------   ------------
Cumulative effect for years prior to 1994 of accounting
  change for postemployment benefits
  (net of income taxes of $956) (Note H)                                                   -              -         (1,294)
                                                                                -------------   ------------   ------------
NET INCOME                                                                            39,096         50,393         46,795
Discount on preferred stock redemptions                                               (1,840)        (2,183)             -
Dividends on preferred stock                                                             330          1,329          3,323
                                                                                -------------   ------------   ------------
INCOME APPLICABLE TO COMMON STOCK                                                    $40,606        $51,247        $43,472
                                                                                =============   ============   ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                           14,101         14,090         14,085

EARNINGS PER SHARE OF COMMON STOCK BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                               $2.88          $3.64          $3.18
    Cumulative effect for years prior to 1994 of accounting
    change for postemployment benefits                                                     -              -          (0.09)
                                                                                -------------   ------------   ------------
EARNINGS PER SHARE OF COMMON STOCK                                                     $2.88          $3.64          $3.09
                                                                                =============   ============   ============

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                                      $2.88          $2.82          $2.76

                                     The  accompanying   Notes  to  Consolidated
                               Financial Statements are an integral part of the financial statements.



                                        THE UNITED ILLUMINATING COMPANY
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                              (THOUSANDS OF DOLLARS)

                                                                         1996            1995             1994
                                                                         ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                              $39,096         $50,393          $46,795
                                                                      ------------    ------------     ------------
  Adjustments  to  reconcile  net  income
   to net  cash  provided  by  operating
    activities:
     Depreciation and amortization                                         70,363          66,958           67,336
     Deferred income taxes                                                 (2,276)         27,495            9,541
     Deferred investment tax credits - net                                   (762)           (762)            (762)
     Amortization of nuclear fuel                                           5,690          13,571           11,632
     Cumulative effect for years prior to 1994 of accounting
       change for postemployment benefits - net                                 -               -            1,294
     Allowance for funds used during construction                          (2,375)         (2,762)          (3,463)
     Amortization of deferred return                                       12,586          12,586                -
     Early retirement costs accrued                                        23,033               -                -
     Sales adjustment revenue                                                   -               -           13,113
     Changes in:
             Accounts receivable - net                                    (23,555)          9,489            2,840
             Fuel, materials and supplies                                     239              69           (1,140)
             Prepayments                                                     (557)          9,256           (7,344)
             Accounts payable                                              22,657           2,555           (6,578)
             Interest accrued                                                (671)         (6,420)          (1,046)
             Taxes accrued                                                 (4,794)        (11,310)           9,756
             Other assets and liabilities                                   6,078          (9,627)          (4,989)
                                                                      ------------    ------------     ------------
     Total Adjustments                                                    105,656         111,098           90,190
                                                                      ------------    ------------     ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                              144,752         161,491          136,985
                                                                      ------------    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock                                                                40             440              109
   Long-term debt                                                          82,500         150,000                -
   Preferred securities of subsidiary                                           -          50,000                -
   Notes payable                                                           10,965         (67,000)          67,000
   Securities redeemed and retired:
     Preferred stock                                                       (6,078)        (34,161)         (16,245)
     Long-term debt                                                       (72,895)       (165,103)        (117,391)
     Discount on preferred stock redemption                                 1,840           2,183              387
   Expenses of issues                                                        (442)         (2,222)               -
   Lease obligations                                                         (291)         (1,169)          (2,362)
   Dividends
     Preferred stock                                                         (410)         (1,944)          (3,658)
     Common stock                                                         (40,399)        (39,514)         (38,520)
                                                                      ------------    ------------     ------------
NET CASH USED IN FINANCING ACTIVITIES                                     (25,170)       (108,490)        (110,680)
                                                                      ------------    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Plant expenditures, including nuclear fuel                            (47,174)        (59,363)         (63,044)
    Investment in debt securities                                         (71,084)              -                -
                                                                      ------------    ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                                    (118,258)        (59,363)         (63,044)
                                                                      ------------    ------------     ------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                                   1,324          (6,362)         (36,739)
BALANCE AT BEGINNING OF PERIOD                                              5,070          11,432           48,171
                                                                      ------------    ------------     ------------
BALANCE AT END OF PERIOD                                                   $6,394          $5,070          $11,432
                                                                      ============    ============     ============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                                   $69,669         $76,271          $75,802
                                                                      ============    ============     ============
   Income taxes                                                           $51,415         $32,100          $25,555
                                                                      ============    ============     ============

                                 The   accompanying    Notes   to   Consolidated
                           Financial Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET
                        December 31, 1996, 1995 and 1994

                                     ASSETS
                             (Thousands of Dollars)

                                                                    1996               1995               1994
                                                                    ----               ----               ----
Utility Plant at Original Cost
  In service                                                       $1,843,952         $1,809,925         $1,761,627
  Less, accumulated provision for depreciation                        585,646            532,015            493,482
                                                                --------------     --------------     --------------
                                                                    1,258,306          1,277,910          1,268,145

  Construction work in progress                                        40,998             41,817             57,669
  Nuclear fuel                                                         23,010             25,967             31,443
                                                                --------------     --------------     --------------
      Net Utility Plant                                             1,322,314          1,345,694          1,357,257
                                                                --------------     --------------     --------------

Other Property and Investments                                         26,081             27,388             21,824
                                                                --------------     --------------     --------------

Current Assets
  Cash and temporary cash investments                                   6,394              5,070             11,432
  Accounts receivable
    Customers, less allowance for doubtful
    accounts of $2,300, $6,300 and $4,900                              63,722             63,987             61,042
    Other                                                              38,367             14,547             26,981
  Accrued utility revenues                                             29,139             28,318             23,139
  Fuel, materials and supplies, at average cost                        22,010             22,249             22,318
  Prepayments                                                           3,608              3,051             12,307
  Other                                                                   110                 55                 90
                                                                --------------     --------------     --------------
          Total                                                       163,350            137,277            157,309
                                                                --------------     --------------     --------------

Deferred Charges
  Unamortized debt issuance expenses                                    6,580              7,577              5,527
  Other                                                                 1,485              2,377              2,119
                                                                --------------     --------------     --------------
          Total                                                         8,065              9,954              7,646
                                                                --------------     --------------     --------------

Regulatory Assets   ((future amounts due from customers
                        through the ratemaking process)
  Income taxes due principally to book-tax
    differences (Note A)                                              289,672            358,168            403,132
  Deferred return - Seabrook Unit 1                                    37,757             50,343             62,929
  Unamortized cancelled nuclear project                                13,297             24,620             25,792
  Unamortized redemption costs                                         25,063             22,244             26,269
  Uranium enrichment decommissioning costs                              1,377              1,505              1,540
  Connecticut Yankee                                                   64,851                  -                  -
  Other                                                                 9,068              8,424             11,293
                                                                --------------     --------------     --------------
          Total                                                       441,085            465,304            530,955
                                                                --------------     --------------     --------------

                                                                   $1,960,895         $1,985,617         $2,074,991
                                                                ==============     ==============     ==============



                                 The   accompanying    Notes   to   Consolidated
                           Financial Statements are an integral part of the financial statements.



                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET
                        December 31, 1996, 1995 and 1994

                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)

                                                                    1996               1995               1994
                                                                    ----               ----               ----
Capitalization (Note B)
  Common stock equity
    Common stock                                                     $284,579           $284,542           $284,133
    Paid-in capital                                                       772                769                738
    Capital stock expense                                              (2,182)            (2,207)            (2,402)
    Retained earnings                                                 156,847            156,877            145,559
                                                                --------------     --------------     --------------
                                                                      440,016            439,981            428,028
  Preferred stock                                                       4,461             10,539             44,700
  Minority interest in preferred securities                            50,000             50,000                  -
  Long-term debt
    Long-term debt                                                    826,527            845,684            708,340
    Investment in Seabrook obligation bonds                           (66,847)                 -                  -
                                                                --------------     --------------     --------------
      Net Long-term debt                                              759,680            845,684            708,340

          Total                                                     1,254,157          1,346,204          1,181,068
                                                                --------------     --------------     --------------

Noncurrent Liabilities
  Obligations under capital leases                                     17,193             17,508             17,799
  Nuclear decommissioning obligation                                   12,851             10,317              7,628
  Pensions accrued (Note H)                                            49,205             33,832             30,177
  Connecticut Yankee contract obligation                               54,752                  -                  -
  Other                                                                 4,815              4,090              3,854
                                                                --------------     --------------     --------------
          Total                                                       138,816             65,747             59,458
                                                                --------------     --------------     --------------

Current Liabilities
  Current portion of long-term debt                                    69,900             40,800            193,133
  Notes payable                                                        10,965                  -             67,000
  Accounts payable                                                     68,058             45,401             42,846
  Dividends payable                                                    10,205             10,072             10,467
  Taxes accrued                                                           503              5,297             16,607
  Interest accrued                                                     13,835             14,506             20,926
  Obligations under capital leases                                        315                291              1,169
  Other accrued liabilities                                            36,091             26,769             30,069
                                                                --------------     --------------     --------------
          Total                                                       209,872            143,136            382,217
                                                                --------------     --------------     --------------

Customers' Advances for Construction                                    1,888              2,655              2,628
                                                                --------------     --------------     --------------

Regulatory Liabilities    (future amounts owed to customers
                             through the ratemaking process)
  Accumulated deferred investment tax credits                          17,147             17,909             18,671
  Other                                                                 1,811              1,990              2,096
                                                                --------------     --------------     --------------
          Total                                                        18,958             19,899             20,767
                                                                --------------     --------------     --------------

Deferred Income Taxes     (future tax liabilities owed
                                  to taxing authorities)              337,204            407,976            428,853

Commitments and Contingencies (Note L)
                                                                --------------     --------------     --------------

                                                                   $1,960,895         $1,985,617         $2,074,991
                                                                ==============     ==============     ==============


                                 The   accompanying    Notes   to   Consolidated
                           Financial Statements are an integral part of the financial statements.




                                 THE UNITED ILLUMINATING COMPANY
                             CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                         FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                        (THOUSANDS OF DOLLARS)


                                                           1996             1995             1994
                                                           ----             ----             ----

BALANCE, JANUARY 1                                          $156,877         $145,559         $141,725
Net income                                                    39,096           50,393           46,795
Adjustments associated with repurchase
  of preferred stock                                           1,815            1,988             (761)
                                                        -------------    -------------    -------------
      Total                                                  197,788          197,940          187,759
                                                        -------------    -------------    -------------


Deduct Cash Dividends Declared
  Preferred stock                                                330            1,329            3,323
  Common stock                                                40,611           39,734           38,877
                                                        -------------    -------------    -------------
      Total                                                   40,941           41,063           42,200
                                                        -------------    -------------    -------------


BALANCE, DECEMBER 31                                        $156,847         $156,877         $145,559
                                                        ============     ============     ============




                           The  accompanying  Notes  to  Consolidated  Financial
                     Statements   are  an   integral   part  of  the   financial
                     statements.

                               THE UNITED ILLUMINATING COMPANY

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The  United  Illuminating  Company  (UI or  the  Company)  is an  operating electric public utility company, engaged principally in the production, purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut. The service area, largely urban and suburban in character, includes the principal cities of Bridgeport (population 137,000) and New Haven (population 124,000) and their surrounding areas. Situated in the service area are retail trade and service centers, as well as large and small industries producing a wide variety of products, including helicopters and other transportation equipment, electrical equipment, chemicals and pharmaceuticals.

     In addition, the Company has created, and owns, unregulated subsidiaries. The Board of Directors of the Company has authorized the investment of a maximum of $27 million in the unregulated subsidiaries and, at December 31, 1996, approximately $26 million had been invested. A wholly-owned subsidiary, United Resources, Inc., serves as the parent corporation to American Payment Systems, Inc., (APS) which manages a national network of agents for the processing of bill payments made by customers of other utilities.

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, United Resources Inc. Intercompany accounts and transactions have been eliminated in consolidation.

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

                             THE UNITED ILLUMINATING COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The effects of competition could cause the operations of the Company, or a portion of its assets or operations, to cease meeting the criteria for application of these accounting rules. While the Company expects to continue to meet these criteria in the foreseeable future, if the Company, or a portion of its assets or operations, were to cease meeting these criteria, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met. If this change in accounting were to occur, it would have a material adverse effect on the Company's earnings and retained earnings in that year and could have a material adverse effect on the Company's ongoing financial condition as well.

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

     The Company's utility plant in service as of December 31, 1996, 1995 and 1994 was comprised as follows:

                                 1996               1995                 1994
                                 ----               ----                 ----
                                                   (000's)
     Production              $1,124,113         $1,122,001           $1,114,755
     Transmission               160,970            158,373              143,984
     Distribution               387,825            375,962              364,102
     General                     47,889             45,924               43,600
     Future use plant            32,751             32,762               31,853
     Other                       90,404             74,903               63,333
                             ----------         ----------           ----------
                             $1,843,952         $1,809,925           $1,761,627
                             ==========         ==========           ==========

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

     In accordance with the applicable regulatory systems of accounts, the Company capitalizes AFUDC, which represents the approximate cost of debt and equity capital devoted to plant under construction. In accordance with FERC prescribed accounting, the portion of the allowance applicable to borrowed funds is presented in the Consolidated Statement of Income as a reduction of interest charges, while the portion of the allowance applicable to equity funds is presented as other income. Although the allowance does not represent current cash income, it has historically been recoverable under the ratemaking process over the service lives of the related properties. The Company compounds the allowance applicable to major construction projects semi-annually. Weighted average AFUDC rates in effect for 1996, 1995 and 1994 were 9.0%, 8.0% and 8.19%, respectively.

DEPRECIATION

     Provisions for depreciation on utility plant for book purposes are computed on a straight-line basis, using estimated service lives determined by independent engineers. One-half year's depreciation is taken in the year of addition and disposition of utility plant, except in the case of major operating units on which depreciation commences in the month

                             THE UNITED ILLUMINATING COMPANY
they are placed in service and ceases in the month they are removed from service. The aggregate annual provisions for depreciation for the years 1996, 1995 and 1994 were equivalent to approximately 3.50%, 3.34% and 3.27%, respectively, of the original cost of depreciable property.

INCOME TAXES

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes", the Company has provided deferred taxes for all temporary book-tax differences using the liability method. The liability method requires that deferred tax balances be adjusted to reflect enacted future tax rates that are anticipated to be in effect when the temporary differences reverse. In accordance with generally accepted accounting principles for regulated industries, the Company has established a regulatory asset for the net revenue requirements to be recovered from customers for the related future tax expense associated with certain of these temporary differences.

     For ratemaking purposes,  the Company normalizes all investment tax credits
(ITC) related to recoverable plant investments except for the ITC related to Seabrook Unit 1, which was taken into income in accordance with provisions of a 1990 DPUC retail rate decision.

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

     The Company is required to maintain an operating deposit with the project disbursing agent related to its 17.5% ownership interest in Seabrook Unit 1. This operating deposit, which is the equivalent to one and one half months of the funding requirement for operating expenses, is restricted for use and amounted to $3.4 million, $3.9 million and $2.3 million, at December 31, 1996, 1995 and 1994, respectively.

INVESTMENTS

     The Company's investment in the Connecticut Yankee Atomic Power Company, a nuclear generating company in which the Company has a 9 1/2% stock interest, is accounted for on an equity basis. This investment amounted to $10.1 million, $9.6 million and $9.6 million at December 31, 1996, 1995 and 1994, respectively, and is included on the Consolidated Balance Sheet in "Other Property and Investments" at December 31, 1995 and 1994 and as a regulatory asset at December 31, 1996. See Note (L), Commitments and Contingencies - Other Commitments and Contingencies - Connecticut Yankee.

FOSSIL FUEL COSTS

     Historically, the amount of fossil fuel costs that cannot be reflected currently in customers' bills pursuant to the fossil fuel adjustment clause in the Company's rates has been deferred at the end of each accounting period. Since adoption of the deferred accounting procedure in 1974, rate decisions by the DPUC and its predecessors have consistently made specific provision for amortization and ratemaking treatment of the Company's existing deferred fossil fuel cost balances. As a result of a December 1996 DPUC decision, the Company will suspend this deferred

                             THE UNITED ILLUMINATING COMPANY
accounting procedure unless the average fossil fuel oil prices increase or decrease outside a certain bandwidth prescribed in the decision.

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

URANIUM ENRICHMENT OBLIGATION

     Under the Energy Policy Act of 1992 (Energy Act), the Company will be assessed for its proportionate share of the costs of the decontamination and decommissioning of uranium enrichment facilities operated by the Department of Energy. The Energy Act imposes an overall cap of $2.25 billion on the obligation assessed to the nuclear utility industry and limits the annual assessment to $150 million each year over a 15-year period. At December 31, 1996, the Company's unfunded share of the obligation, based on its ownership interest in Seabrook Unit 1 and Millstone Unit 3, was approximately $1.3 million. Effective January 1, 1993, the Company was allowed to recover these assessments in rates as a component of fuel expense. Accordingly, the Company has recognized these costs as a regulatory asset on its Consolidated Balance Sheet.

NUCLEAR DECOMMISSIONING TRUSTS

     External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $2,130,000, $1,882,000 and $1,727,000 during 1996, 1995 and 1994 into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At December 31, 1996, the Company's share of the trust fund balances, which include accumulated earnings on the funds, were $9.1 million and $3.8 million for Seabrook Unit 1 and Millstone

                             THE UNITED ILLUMINATING COMPANY

Unit 3,  respectively.  These fund balances are included in "Other  Property and
Investments"  and  the  accrued   decommissioning   obligation  is  included  in
"Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

IMPAIRMENT OF LONG-LIVED ASSETS

     Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of", which is effective for the 1996 calendar year, requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. This standard also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining allowable costs. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71 must be assessed on an ongoing basis. Since the Company continues to follow SFAS No. 71, it does not have any assets that are impaired under this standard.

APS REVENUES AND AGENT COLLECTIONS

     During 1996, APS's agent network processed approximately $5.5 billion in customer payments for other utilities located throughout the country through numerous bank accounts. APS recognized revenue of $19.2 million, $6.8 million and $1.6 million for the years 1996, 1995 and 1994, respectively, based on established fees per payment transaction processed. Cash associated with customer payments are the property of other utilities and have not been reflected in UI's consolidated financial statements.


                                              THE UNITED ILLUMINATING COMPANY

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


 (B) CAPITALIZATION

                                                                                    December 31,
                                            ---------------------------------------------------------------------------------------
                                                        1996                          1995                          1994
                                               Shares                        Shares                        Shares
                                             Outstanding    $(000's)       Outstanding    $(000's)       Outstanding    $(000's)
                                            -------------- ------------   -------------- ------------   -------------- ------------

   COMMON STOCK EQUITY
     Common stock, no par value,
     at December 31(a)                         14,101,291     $284,579       14,100,091     $284,542       14,086,691     $284,133
      Shares authorized
       1994   30,000,000
       1995   30,000,000
       1996   30,000,000
     Paid-in capital                                               772                           769                           738
     Capital stock expense                                      (2,182)                       (2,207)                       (2,402)
     Retained earnings (b)                                     156,847                       156,877                       145,559
                                                           ------------                  ------------                  ------------
          Total common stock equity                            440,016                       439,981                       428,028
                                                           ------------                  ------------                  ------------

   PREFERRED AND PREFERENCE STOCK (C)
     Cumulative preferred stock,
      $100 par value, shares
      authorized at December 31,
       1994   1,247,005
       1995   1,180,394
       1996   1,119,612
      Preferred stock issues:
       4.35% Series A                              11,297                        21,247                        40,425
       4.72% Series B                              17,658                        30,490                        48,280
       4.64% Series C                              12,945                        12,945                        32,100
       5 5/8% Series D                              2,712                        40,712                        51,200
       7.60% Series E                                   -                             -                       125,000
       7.60% Series F                                   -                             -                       150,000
                                            --------------                --------------                --------------
                                                   44,612        4,461          105,394       10,539          447,005       44,700
                                            -------------- ------------   -------------- ------------   -------------- ------------
     Cumulative preferred stock,
      $25 par value, shares
      authorized at December 31,
       1994   2,400,000
       1995   2,400,000
       1996   2,400,000
      Preferred stock issues                            -            -                -            -                -            -
     Cumulative preference stock,
      $25 par value, shares
      authorized at December 31,
       1994   5,000,000
       1995   5,000,000
       1996   5,000,000
      Preference stock issues                           -            -                -            -                -            -
                                                           ------------                  ------------                  ------------
        Total preferred stock not
         subject to mandatory redemption                         4,461                        10,539                        44,700
                                                           ------------                  ------------                  ------------

   MINORITY INTEREST IN PREFERRED SECURITIES (D)                50,000                        50,000                             -
                                                           ------------                  ------------                  ------------




                                              THE UNITED ILLUMINATING COMPANY

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                        December 31,
                                                                    -------------------------------------------------
                                                                        1996              1995             1994
                                                                      $(000's)          $(000's)         $(000's)
                                                                    -------------     -------------    --------------

   LONG-TERM DEBT (E)
     First Mortgage Bonds:
      9.44%, Series B, maturing serially as
       to $10,800 principal amount on February 15
       in each of the years 1997 to 1999.                                $32,400           $43,200           $54,000

      10.32%, Series C                                                         -                 -            55,333

   Other Long-term Debt
     Pollution Control Revenue Bonds:
       9 1/2%, 1986 Series, due June 1, 2016                                   -             7,500             7,500
       Variable rate, 1996 Series, due June 26, 2026                       7,500                 -                 -
       9 3/8%, 1987 Series, due July 1, 2012                              25,000            25,000            25,000
      10 3/4%, 1987 Series, due November 1, 2012                          43,500            43,500            43,500
       8%, 1989 Series A, due December 1, 2014                            25,000            25,000            25,000
       5 7/8%, 1993 Series, due October 1, 2033                           64,460            64,460            64,460
     Solid Waste Disposal Revenue Bonds:
      Adjustable rate 1990 Series A
       due September 1, 2015                                              30,000            30,000            30,000

     Notes:
       6.00%, 1992 Series D, due January  15, 1995                             -                 -            50,000
       7.00%, 1992 Series E, due January  15, 1997                             -            50,000            50,000
       7.25%, 1992 Series F, due October 2, 1995                               -                 -            47,000
       7 3/8%, 1992 Series G, due January  15, 1998                      100,000           100,000           100,000
       6.20%, 1993 Series H, due January  15, 1999                       100,000           100,000           100,000

     Term Loans:
       6.95%, due August 29, 2000                                         50,000            50,000                 -
       6.47%, due September 6, 2000                                       50,000            50,000                 -
       6.4375%, due September 6, 2000                                     50,000            50,000                 -
       6.675%, due October 25, 2001                                       25,000                 -                 -
       7.005% due October 25, 2001                                        50,000                 -                 -

     Obligation under the Seabrook Unit 1
      sale/leaseback agreement                                           243,660           248,030           250,000
                                                                    -------------     -------------    --------------
                                                                         896,520           886,690           901,793


     Unamortized debt discount less premium                                  (93)             (206)             (320)
                                                                    -------------     -------------    --------------

             Total long-term debt                                        896,427           886,484           901,473

   Less:
     Current portion included in Current Liabilities (e)                  69,900            40,800           193,133
     Investment-Seabrook sale leaseback obligation bonds                  66,847                 -                 -
                                                                    -------------     -------------    --------------


             Total long-term debt included in Capitalization             759,680           845,684           708,340
                                                                    -------------     -------------    --------------

             TOTAL CAPITALIZATION                                     $1,254,157        $1,346,204        $1,181,068
                                                                    =============     =============    ==============

                             THE UNITED ILLUMINATING COMPANY

     (A) COMMON STOCK

     The Company issued 1,200 shares of common stock in 1996, 13,400 shares of common stock in 1995, and 3,400 shares of common stock in 1994 pursuant to a stock option plan.

     In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. On June 5, 1991, the Connecticut Department of Public Utility Control (DPUC) approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 17,799 shares of stock at an exercise price of $30 per share, 190,600 shares of stock at an exercise price of $30.75 per share, 600 shares of stock at an exercise price of $31.1875 per share, 4,000 shares of stock at an exercise price of $35.625 per share, 34,332 shares of stock at an exercise price of $39.5625 per share, and 5,000 shares of stock at an exercise price of $42.375 per share have been granted by the Board of Directors and remain outstanding at December 31, 1996. Options to purchase 1,200 shares of stock at an exercise price of $30.75 per share were exercised during 1996.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement, which is effective for calendar year 1996, establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock purchase plans, stock options, restricted stock, and stock appreciation rights. The statement defines the methods of determining the fair value of stock-based compensation and requires the recognition of compensation expense for book purposes. However, the statement allows entities to continue to measure compensation expense in accordance with the prior authoritative literature, APB No. 25, "Accounting for Stock Issued to Employees", but requires that pro forma net income and earnings per share be disclosed for each year for which an income statement is presented as if SFAS No. 123 had been applied. The accounting requirements of this statement are effective for transactions entered into in 1996. However, pro forma disclosures must include the effects of all awards granted after January 1, 1995. As of December 31, 1996, there were no options granted to which this statement would apply. The Company has not elected to adopt the expense recognition provisions of SFAS No. 123.

     (B) RETAINED EARNINGS RESTRICTION

     The indenture under which the Company's Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $98.7 million were free from such limitations at December 31, 1996.

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

                             THE UNITED ILLUMINATING COMPANY

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

     On June 4, 1996, the Company purchased at a discount on the open market, and canceled, 53,450 shares of its $100 par value preferred stock. The shares purchased consisted of 2,950 shares of its 4.35%, Series A, 12,500 shares of its 4.72%, Series B and 38,000 shares of its 5 5/8%, Series D, preferred stock. The shares, having a par value of $5,345,000, were purchased for $3,816,169, creating a net gain of $1,528,831.

     On June 7, 1996, the Company purchased at a discount on the open market, and canceled, 7,000 shares of its $100 par value 4.35%, Series A preferred stock. The shares, having a par value of $700,000, were purchased for $402,730, creating a net gain of $297,270.

     On August 8, 1996, the Company purchased at a discount on the open market, and canceled, 332 shares of its $100 par value 4.72%, Series B preferred stock. The shares, having a par value of $33,200, were purchased for $19,488, creating a net gain of $13,712.

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

     Preference stock is a form of stock that is junior to preferred stock but senior to common stock. It is not subject to the earnings coverage requirements or minimum capital and surplus requirements governing the issuance of preferred stock. There were no shares of preference stock outstanding at December 31, 1996.

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

                             THE UNITED ILLUMINATING COMPANY

     (E) LONG-TERM DEBT

     On February 15, 1996, the Company repaid $10.8 million principal amount of maturing 9.44% First Mortgage Bonds, Series B, issued by Bridgeport Electric Company, a wholly-owned subsidiary of the Company that was merged with and into the Company in September 1994.

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

     On October 25, 1996, the Company borrowed $75 million under a Term Loan Agreement with a group of banks for a five-year period. The Company pays interest on the borrowing at a floating rate equal to the three-month London Interbank Borrowing Rate plus 0.55%. The Company has entered into two separate interest rate swap agreements that effectively convert the interest rate on $50 million of the Company's floating rate 1996 Term Loan to a fixed annual interest rate of 7.005% for the five-year period and the interest rate on the remaining $25 million to a fixed annual interest rate of 6.675% for a three-year period.

     The Company used proceeds from the $75 million Term Loan borrowing to purchase approximately $66.8 million principal amount of Seabrook Lease Obligation Bonds, which were issued in connection with the sale and leaseback by the Company of a portion of its ownership share in Seabrook Unit 1 in 1990. The Bonds were purchased at a premium through a tender offer that expired on October 22, 1996. The Company paid 103.9% of principal amount for approximately $17.0 million principal amount of 9.76% Seabrook Lease Obligation Bonds (due 2006) and 107.17% of principal amount for approximately $49.9 million principal amount of the 10.24% Seabrook Lease Obligation Bonds (due 2020). The premiums and other transaction expenses will be amortized over the remaining life of the Bonds. The Company intends to hold the Bonds until maturity and has recognized the investment as an offset to long-term debt on its Consolidated Balance Sheet.

     On December 30, 1996, the Company transferred $51.3 million to a trustee under an escrow agreement. The funds, which were invested in Treasury Notes, were used to pay $50 million principal amount of 7% Notes that matured on January 15, 1997 plus accrued interest.

     On February 15, 1997, the Company repaid $10.8 million principal amount of maturing 9.44% First Mortgage Bonds, Series B, and redeemed, at a premium of $185,328, the remaining $21.6 million outstanding principal amount of 9.44% First Mortgage Bonds, Series B, issued by Bridgeport Electric Company, a wholly-owned subsidiary of the Company that was merged with and into the Company in September 1994.

                             THE UNITED ILLUMINATING COMPANY

     Maturities and mandatory redemptions/repayments are set forth below:

                                                    1997          1998           1999          2000         2001
                                                    ----          ----           ----          ----         ----
                                                                                 (000's)
Maturities                                             $ -       $100,000      $100,000      $150,000       $75,000
Mandatory redemptions/repayments                     10,800         4,635         5,051         5,507         6,003
Optional Redemptions                                 21,600            -             -             -             -
                                                    -------      --------      --------      --------       -------
Maturities, Mandatory and Optional
   redemptions/repayments (1)                       $32,400      $104,635      $105,051      $155,507       $81,003
                                                    =======      ========      ========      ========       =======


(1)  Does not  include  $30 million of  tax-exempt  adjustable  rate Solid Waste
     Disposal Revenue Bonds, 1990 Series A, due September 1, 2015, or $7.5 million of tax-exempt variable rate Pollution Control Revenue Bonds, 1996 Series, due June 26, 2026 classified on the Company's Consolidated Balance Sheet as current liabilities.

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

(C)  RATE-RELATED REGULATORY PROCEEDINGS

     Utilities are entitled by Connecticut law to revenues sufficient to allow them to cover their operating and capital costs, to attract needed capital and maintain their financial integrity, while also protecting the public interest. However, a company may earn up to 1% above this level for six consecutive months before a mandatory review is required by the DPUC. A Connecticut statute requires the DPUC to review and investigate the financial and operating records of each electric utility company, at intervals of not more than four years, to determine whether the company's rates comply with statutory standards.

     In March 1996, the Company filed with the DPUC, for its approval, a proposed price stability and incentive regulation plan. The purpose of this plan was to help address the challenges of an increasingly competitive electric utility industry and to help position the Company to face and meet these challenges. The Company had proposed, as part of the plan, to have no increase in base rates charged to retail customers through December 31, 2001, to afford its customers additional price stability during this period by modifying the operation of the fossil fuel adjustment clause mechanism in retail rates so that customers can expect that this clause will not affect their bills, to depreciate its Seabrook plant investment more rapidly during this period, and to establish a performance-based ratemaking mechanism in which performance would be measured by customer satisfaction and reliability of service, all subject to a minimum and maximum return on common equity. This plan was designed to allow the Company to continue the application of SFAS No. 71 and to recover its costs of providing service through rates.

     On December 31, 1996, the DPUC completed a financial and operational review of the Company and ordered a five-year incentive regulation plan for the years 1997-2001. The DPUC did not change the retail base rates charged to customers. Its order increased amortization of the Company's conservation and load management program investments during 1997-1998, accelerated the recovery of unspecified regulatory assets during 1999-2001, reduced the level of conservation adjustment mechanism revenues in retail rates, provided a reduction in customer bills through a surcredit in each of the five plan years, and accepted the Company's proposal to modify the operation of the fossil fuel clause mechanism. The Company's authorized return on common equity was reduced from 12.4% to 11.5%. Earnings above 11.5%, on an annual basis, are to be utilized one-third for customer bill reductions, one-third to increase amortization of regulatory assets, and one-third retained as earnings. The DPUC did not order

                             THE UNITED ILLUMINATING COMPANY
the accelerated depreciation of the Company's Seabrook Unit 1 plant investment costs and the establishment of a performance-based regulation mechanism measured by customer satisfaction surveys and reliability of service indices, which the Company had proposed. As a result of the DPUC's order, customer bills are expected to be reduced on average by 3% in 1997-1999, 4% in the year 2000, and 5% in the year 2001 (all compared to 1996).

     The Company is allowed revenue increases for conservation and load management expenditures through a Conservation Adjustment Mechanism (CAM) in its retail rates, and accordingly received a revenue increase in 1996 of approximately $12 million, or 2%, through operation of the CAM.

     Since January 1971, UI has had a fossil fuel adjustment clause (FCA) in virtually all of its retail rates. The DPUC is required by law to convene an administrative proceeding prior to approving FCA charges or credits for each month. The law permits automatic implementation of the charges or credits if the DPUC fails to act within five days of the administrative proceeding, although all such charges and credits are also subject to further review and appropriate adjustment by the DPUC at public hearings required to be held at least every three months. As a result of the DPUC Order described above, the Company's FCA has been modified so that the clause will not be implemented unless the monthly average price for fuel oil increases above $28 per barrel or decreases below $10 per barrel for six consecutive months.

(D)  ACCOUNTING FOR PHASE-IN PLAN

     The Company phased into rate base its allowable investment in Seabrook Unit 1, amounting to $640 million, during the period January 1, 1990 to January 1, 1994. In conjunction with this phase-in plan, the Company was allowed to record a deferred return on the portion of allowable investment excluded from rate base during the phase-in period. Accordingly, the Company is amortizing the net of tax accumulated deferred return of $62.9 million over a five-year period that commenced January 1, 1995.


                                        THE UNITED ILLUMINATING COMPANY

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(E) INCOME  TAXES
                                                                         1996               1995               1994
                                                                         ----               ----               ----
Income tax expense consists of:                                                          (000's)

Income tax provisions:
  Current
             Federal                                                    $35,398            $18,031            $24,190
             State                                                       11,398             10,163              8,754
                                                                     -----------       ------------       ------------
                Total current                                            46,796             28,194             32,944
                                                                     -----------       ------------       ------------
  Deferred
             Federal                                                        616             24,682             11,123
             State                                                       (2,892)             2,813             (2,538)
                                                                     -----------       ------------       ------------
                Total deferred                                           (2,276)            27,495              8,585
                                                                     -----------       ------------       ------------

  Investment tax credits                                                   (762)              (762)              (762)
                                                                     -----------       ------------       ------------

     Total income tax expense                                           $43,758            $54,927            $40,767
                                                                     ===========       ============       ============

Income tax components charged as follows:
  Operating expenses                                                    $53,090            $59,828            $44,937
  Other income and deductions - net                                      (9,332)            (4,901)            (3,214)
  Cumulative effect of change in accounting
    for postemployment benefits                                               -                  -               (956)
                                                                     -----------       ------------       ------------

     Total income tax expense                                           $43,758            $54,927            $40,767
                                                                     ===========       ============       ============

The following table details the components of the deferred income taxes:
    Pension benefits                                                    ($9,066)           ($1,460)              $148
    Tax depreciation on unrecoverable plant investment                    5,745              8,889              8,170
    Accelerated depreciation                                              5,617              9,410             11,526
    Cancelled nuclear project                                            (4,729)              (467)              (467)
    Deferred fossil fuel costs                                              755               (122)               (37)
    Postretirement benefits                                                 665                163                169
    Seabrook sale/leaseback transaction                                    (598)              (397)            (2,039)
    Conservation & load management                                         (367)               804              1,897
    Alternative minimum tax                                                   -             11,404                  -
    Sales adjustment revenues                                                 -                  -             (5,553)
    Property tax adjustment                                                   -                  -             (1,991)
    Postemployment benefits                                                   -                  -               (956)
    Other - net                                                            (298)              (729)            (2,282)
                                                                     -----------       ------------       ------------

Deferred income taxes - net                                             ($2,276)           $27,495             $8,585
                                                                     ===========       ============       ============

                             THE UNITED ILLUMINATING COMPANY

     Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes. The reasons for the differences are as follows:

                                                      1996                    1995                     1994
                                                      ----                    ----                     ----
                                               PRE-TAX        TAX      PRE-TAX        TAX      PRE-TAX      TAX
                                               -------       -----     -------       -----     -------     -----
                                                                              (000's)
Computed tax at federal statutory rate                      $28,999                  $36,862             $30,646
Increases (reductions) resulting from:
  Deferred return-Seabrook Unit 1               12,586        4,405     12,586         4,405          -       -
  ITC taken into income                           (762)        (762)      (762)         (762)       (762)   (762)
  Allowance for equity funds used during
    construction                                  (940)        (329)      (390)         (136)       (753)   (263)
  Book depreciation in excess of
     non-normalized tax depreciation            22,703        7,946     21,586         7,555      20,625   7,218
  State income taxes, net of federal
     income tax benefits                         8,506        5,529     12,976         8,434       6,216   4,040
  Other items - net                             (5,797)      (2,029)    (4,090)       (1,431)       (320)   (112)
                                                            -------                  -------             -------

       Total income tax expense                             $43,759                  $54,927             $40,767
                                                            =======                  =======             =======

Book Income Before Federal Income Taxes                     $82,855                 $105,320             $87,561
                                                            =======                 ========             =======

Effective income tax rates                                    52.8%                    52.1%               46.6%
                                                            =======                 ========             =======

     At December 31, 1996 the Company had deferred tax liabilities for taxable temporary differences of $463 million and deferred tax assets for deductible temporary differences of $126 million, resulting in a net deferred tax liability of $337 million. Significant components of deferred tax liabilities and assets were as follows: tax liabilities on book/tax plant basis differences and on the cumulative amount of income taxes on temporary differences previously flowed through to ratepayers, $290 million; tax liabilities on normalization of book/tax depreciation timing differences, $116 million and tax assets on the disallowance of plant costs, $56 million.

     The Tax Reform Act of 1986 provides for a more comprehensive corporate alternative minimum tax (AMT) for years beginning after 1986. To the extent that the AMT exceeds the federal income tax computed at statutory rates, the excess must be paid in addition to the regular tax liability. For tax purposes, the excess paid in any year can be carried forward indefinitely and offset against any future year's regular tax liability in excess of that year's tentative AMT. The Company had no AMT carryforward at December 31, 1996 and 1995. The AMT carryforward at December 31, 1994 was $11.4 million.

(F)  SHORT-TERM CREDIT ARRANGEMENTS

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 10, 1997. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 1996, the Company had no short-term borrowings outstanding under this facility.

                             THE UNITED ILLUMINATING COMPANY

     The Company's long-term debt instruments do not limit the amount of short-term debt that the Company may issue. The Company's revolving credit agreement described above requires it to maintain an available earnings/interest charges ratio of not less than 1.5:1.0 for each 12-month period ending on the last day of each calendar quarter. For the 12-month period ended December 31, 1996, this coverage ratio was 2.78.

     Information with respect to short-term borrowings under the Company's revolving credit agreement is as follows:

                                                                             1996            1995          1994
                                                                             ----            ----          ----
                                                                                             (000's)
Maximum aggregate principal amount of short-term borrowings
   outstanding at any month-end                                             $30,000       $195,000         $75,000
Average aggregate short-term borrowings outstanding during the year*        $15,380       $117,980         $57,000
Weighted average interest rate*                                               5.72%           6.5%            4.8%
Principal amounts outstanding at year-end                                       $0             $0          $67,000
Annualized interest rate on principal amounts outstanding at year-end           N/A            N/A            6.7%


     *Average short-term borrowings represent the sum of daily borrowings outstanding, weighted for the number of days outstanding and divided by the number of days in the period. The weighted average interest rate is determined by dividing interest expense by the amount of average borrowings. Commitment fees of approximately $130,000, $426,500 and $250,400 paid during 1996, 1995 and 1994, respectively, are excluded from the calculation of the weighted average interest rate.


                                        THE UNITED ILLUMINATING COMPANY

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(G)  SUPPLEMENTARY INFORMATION
                                                                             1996              1995              1994
                                                                             ----              ----              ----
                                                                                              (000's)

OPERATING REVENUES
------------------
      Retail                                                                  $649,876          $639,108          $618,868
      Wholesale - capacity                                                       7,686             6,601             7,162
                        - energy                                                65,158            41,631            27,765
      Other                                                                      3,300             3,109             2,953
                                                                          -------------     -------------    --------------
           Total Operating Revenues                                           $726,020          $690,449          $656,748
                                                                          =============     =============    ==============

SALES BY CLASS(MWH'S)
---------------------

    Retail
      Residential                                                            1,891,988         1,890,575         1,892,955
      Commercial                                                             2,258,501         2,273,965         2,285,942
      Industrial                                                             1,141,109         1,126,458         1,135,831
      Other                                                                     48,291            48,435            48,718
                                                                          -------------     -------------    --------------
                                                                             5,339,889         5,339,433         5,363,446
    Wholesale                                                                2,260,423         1,708,837         1,283,492
                                                                          -------------     -------------    --------------
           Total Sales by Class                                              7,600,312         7,048,270         6,646,938
                                                                          =============     =============    ==============

OTHER TAXES
-----------

    Charged to:
      Operating:
         State gross earnings                                                  $26,757           $27,379           $27,403
         Local real estate and personal property                                24,854            25,761            26,318
         Payroll taxes                                                           5,528             5,800             6,137
         Other                                                                       -                 3                 3
                                                                          -------------     -------------    --------------
                                                                                57,139            58,943            59,861
      Nonoperating and other accounts                                              628               527                41
                                                                          -------------     -------------    --------------
         Total Other Taxes                                                     $57,767           $59,470           $59,902
                                                                          =============     =============    ==============

OTHER INCOME AND (DEDUCTIONS) - NET
-----------------------------------

      Interest and dividend income                                              $1,505            $2,624            $2,520
      Equity earnings from Connecticut Yankee                                    1,225             1,440             1,539
      Loss from subsidiary companies                                            (8,422)           (4,898)           (4,382)
      Engineering study costs                                                        -              (849)           (1,200)
      Miscellaneous other income and (deductions) - net                         (1,474)           (2,589)             (384)
                                                                          -------------     -------------    --------------
           Total Other Income and (Deductions) - net                           ($7,166)          ($4,272)          ($1,907)
                                                                          =============     =============    ==============

OTHER INTEREST CHARGES
----------------------

      Notes Payable                                                               $882            $7,660            $2,713
      Other                                                                      1,210             1,342             1,018
                                                                          -------------     -------------    --------------
           Total Other Interest Charges                                         $2,092            $9,002            $3,731
                                                                          =============     =============    ==============

                             THE UNITED ILLUMINATING COMPANY

(H)  PENSION AND OTHER BENEFITS

     The Company's qualified pension plan, which is based on the highest three years of pay, covers substantially all of its employees, and its entire cost is borne by the Company. The Company also has a non-qualified supplemental plan for certain executives and a non-qualified retiree only plan for certain early retirement benefits. The net pension costs for these plans for 1996, 1995 and 1994 were $18,403,000, $3,842,000 and $4,028,000, respectively.

     The Company's funding policy for the qualified plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code. These amounts are determined each year as a result of an actuarial valuation of the plan. In accordance with this policy, the Company contributed $3.3 million in 1994 for 1993 funding requirements and $3.9 million in 1994 for 1994 funding requirements. No pension fund contributions were made in 1995. In 1996, the Company contributed $2.8 million for 1995 funding requirements. Previously, due to the application of the full funding limitation under ERISA, the Company had not been required to make a contribution since 1985. During 1996, the Company established a supplemental retirement benefit trust and through this trust purchased life insurance policies on the officers of the Company to fund the future liability under the supplemental plan. The cash surrender value of these policies is shown as an investment on the Company's Consolidated Balance Sheet.

     The qualified plan's irrevocable trust fund consists principally of equity and fixed-income securities and real estate investments in approximately the following percentages at December 31, 1996:

                                                                PERCENTAGE OF
                           ASSET CATEGORY                         TOTAL FUND
                           --------------                       -------------

                           Equity Securities                           70.2%
                           Fixed-income Securities                     25.5%
                           Real Estate                                  4.3%


                                                          1996          1995
                                                          ----          ----
                                                                (000's)
The components of net pension costs were as follows:
    Service cost of benefits earned during the period   $ 4,456        $ 3,680
    Interest cost on projected benefit obligation        15,882         15,217
    Actual return on plan assets                        (24,167)       (41,166)
    Net amortization and deferral                         6,336         26,111
                                                        -------        -------

    Net pension cost                                    $ 2,507*       $ 3,842
                                                        =======        =======

* In addition, a cost of $15,896,000 was recognized under SFAS No. 88 as a result of special termination benefits provided under the Pension Plan.

Assumptions used to determine pension costs were:
    Discount rate                                      7.25%             8.50%
    Average wage increase                              4.50%             5.50%
    Return on plan assets                              9.00%             9.00%

                             THE UNITED ILLUMINATING COMPANY


                                                           DECEMBER 31, 1996            DECEMBER 31, 1995
                                                           -----------------            -----------------
                                                        QUALIFIED  NON-QUALIFIED      QUALIFIED  NON-QUALIFIED
                                                            PLAN       PLANS             PLAN        PLANS
                                                            ----       -----             ----        -----
                                                                                (000's)

The funded status and amounts recognized in the
balance sheet are as follows:
    Actuarial present value of benefit obligations:
    Vested benefit obligation                             $165,919      $4,512          $153,473      $3,877
                                                          ========      ======          ========      ======

    Accumulated benefit obligation                        $174,253      $4,512          $160,266      $3,877
                                                          ========      ======          ========      ======

    Reconciliation of accrued pension liability:
       Projected benefit obligation                       $227,631      $5,152          $217,698      $4,746
       Less fair value of plan assets                      208,863          -            195,104          -
                                                          --------      ------          --------      ------
       Projected benefit greater than plan assets           18,768       5,152            22,594       4,746
       Unrecognized prior service cost                      (5,078)        (81)           (5,510)        (96)
       Unrecognized net gain (loss) from past experience    21,038         (28)            1,832        (233)
       Unrecognized net asset (obligation)
         at date of initial application                      9,554        (120)           10,662        (163)
                                                          --------      ------          --------      ------

       Accrued pension liability                          $ 44,282      $4,923          $ 29,578      $4,254
                                                          ========      ======          ========      ======

Assumptions used in estimating benefit obligations:
    Discount rate                                            7.75%       7.75%             7.25%       7.25%
    Average wage increase                                    4.50%       4.50%             4.50%       4.50%


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

     Prior to January 1, 1993, the Company recognized the cost of providing OPEB on a pay-as-you-go basis by expensing the annual insurance premiums. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires, among other things, that OPEB costs be recognized over the employment period that encompasses eligibility to receive such benefits. In its 1992 decision on the Company's application for retail rate relief, the DPUC recognized the Company's obligation to adopt SFAS No. 106, effective January 1, 1993, and approved the Company's request for revenues to recover OPEB expenses on a SFAS No. 106 basis. A portion of these expenses represents the transition obligation, which will accrue over a 20-year period, representing the future liability for medical and life insurance benefits based on past service for retirees and active employees.

     For funding purposes, the Company established a Voluntary Employees' Benefit Association Trust (VEBA) to fund OPEB for union employees who retire on or after January 1, 1994. Approximately 47% of the Company's employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes. The Company established a 401(h) account in connection with the qualified pension plan to fund OPEB for non-union employees who retire on or after January 1, 1994. The funding policy assumes contributions to these trust funds to be the total OPEB expense calculated under SFAS No. 106, adjusted to reflect a share of amounts expensed as a result of the Company's 1993 reorganization and 1996 early retirement program minus pay-as-you-go benefit

                             THE UNITED ILLUMINATING COMPANY
payments for pre-January 1, 1994 retirees, allocated in a manner that minimizes current income tax liability, without exceeding maximum tax deductible limits. In accordance with this policy, the Company contributed approximately $1.8 million, $3.1 million and $3.8 million to the union VEBA in 1994, 1995 and 1996, respectively. The Company contributed $2.2 million, $0, and $0.9 million to the 401(h) account in 1994, 1995 and 1996, respectively. Plan assets for both the union VEBA and 401(h) account consist primarily of equity and fixed-income securities.

     The components of the net cost of OPEB were as follows:

                                                   1996                1995
                                                   ----                ----
                                                             (000's)
     Service cost                                 $1,379              $1,106
     Interest cost                                 2,524               2,584
     Actual return on plan assets                 (1,838)            (2,081)
     Amortizations and deferrals - net             2,359               2,882
                                                  ------             -------
     Net Cost of Postretirement Benefit           $4,424*             $4,491
                                                  ======              ======

*In addition, a cost of $4,126,000 was recognized as a result of special termination programs.

     Assumptions used to determine OPEB costs were:

     Discount rate                                 7.25%                8.5%
     Health Care Cost Trend Rate                   5.50%                6.5%
     Return on plan assets                         8.50%                8.5%

A one percentage point increase in the assumed health care cost trend rate would have increased the aggregate service cost and interest cost components of the 1996 net cost of periodic postretirement benefit by approximately $600,000 and would increase the accumulated postretirement benefit obligation for health care benefits by approximately $3,000,000.

     The following table reconciles the funded status of the plan with the amount recognized in the Consolidated Balance Sheet as of December 31, 1996 and 1995:
                                                               1996       1995
                                                               ----       ----
                                                                    (000's)
    Accumulated Postretirement Benefit Obligation:
       Retirees and dependents                               $22,614  $ 22,720
       Fully eligible active plan participants                   929       764
       Other active plan participants                         12,677    16,955
                                                              ------    ------
    Total Accumulated Postretirement Benefit Obligation       36,220    40,439

    Plan assets at fair value                                 16,720    11,148
                                                              ------    ------
    Accumulated Postretirement Benefit Obligation in
      Excess of Plan Assets                                   19,500    29,291

    Unrecognized net gain (loss)                               2,731    (8,395)
    Unamortized transition obligation                        (19,443)  (20,659)
                                                              ------    ------

    Accrued Postretirement Benefit Obligation                $ 2,788     $ 237
                                                              ======      ====

                             THE UNITED ILLUMINATING COMPANY

     The weighted average discount rates used to measure the accumulated postretirement benefit obligation at December 31, 1996 and 1995 were 7.75% and 7.25%, respectively.

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

     The Company has an Employee Savings Plan (401(k) Plan) in which substantially all employees are eligible to participate. The 401(k) Plan enables employees to defer receipt of up to 15% of their compensation and to invest such funds in a number of investment alternatives. The Company makes matching contributions in the form of Company common stock for each employee. During 1994, 1995 and the first five months of 1996, the matching contributions were made into the 401(k) Plan. Beginning in June 1996, the matching contributions were made into the Employee Stock Ownership Plan (ESOP). The Company's matching contributions to the 401(k) Plan during the first five months of 1996 and the years 1995 and 1994 were $0.8 million, $1.6 million and $1.6 million, respectively. In June 1996, all shares of the Company's common stock in the 401(k) Plan were transferred to the ESOP.

     The Company has an ESOP for substantially all its employees. In June 1996, the Company began making matching contributions to the ESOP based on each employee's salary deferrals in the 401(k) Plan. The matching contribution currently equals fifty cents for each dollar of the employee's compensation deferred, but is not more than three and one-eighth percent of the employee's annual salary. The Company's matching contribution to the ESOP during the period June 1996 - December 1996 was $0.8 million.

     The Company pays dividends on the shares of stock in the ESOP to the participant and the Company receives a tax deduction on the dividends paid. The participant is given the option of reinvesting the dividends into the ESOP, as an after-tax contribution. The Company also makes an annual contribution to the ESOP equal to 25% of the dividends paid to each participant. The Company's annual contributions during 1996, 1995 and 1994 were $324,000, $192,000 and $0, respectively.

(I)  JOINTLY OWNED PLANT

     At December 31, 1996, the Company had the following interests in jointly owned plants:

                               OWNERSHIP/
                               LEASEHOLD          PLANT IN         ACCUMULATED
                                 SHARE            SERVICE          DEPRECIATION
                               ---------          --------         ------------
                                                       (Millions)
    Seabrook Unit 1             17.5 %              $646              $112
    Millstone Unit 3             3.685               134                56
    New Haven Harbor Station    93.7                 140                71

     The Company's share of the operating costs of jointly owned plants is included in the appropriate expense captions in the Consolidated Statement of Income.

                             THE UNITED ILLUMINATING COMPANY

(J)  UNAMORTIZED CANCELLED NUCLEAR PROJECT

     From December 1984 through December 1992, the Company had been recovering its investment in Seabrook Unit 2, a partially constructed nuclear generating unit that was cancelled in 1984, over a regulatory approved ten-year period without a return on its unamortized investment. In the Company's 1992 rate decision, the DPUC adopted a proposal by the Company to write off its remaining investment in Seabrook Unit 2, beginning January 1, 1993, over a 24-year period, corresponding with the flowback of certain Connecticut Corporation Business Tax
(CCBT) credits. Such decision will allow the Company to retain the Seabrook Unit 2/CCBT amounts for ratemaking purposes, with the accumulated CCBT credits not deducted from rate base during the 24-year period of amortization in recognition of a longer period of time for amortization of the Seabrook Unit 2 balance.

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

     The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity may acquire and/or store natural gas, coal and fuel oil for sale to the Company, and the Company may purchase these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to March 1998. At December 31, 1996, approximately $24.1 million of fossil fuel purchases were being financed under this agreement.

     The Company has leases (one is a capital lease), that include arrangements for data processing equipment, office equipment, vehicles and office space. The gross amount of assets recorded under capital leases and the related obligations of those leases as of December 31, 1996 are recorded on the balance sheet.

     Future minimum lease payments under capital leases, excluding the Seabrook sale/leaseback transaction, which is being treated as a long-term financing, are estimated to be as follows:

                                                                   (000's)

             1997                                                 $ 1,715
             1998                                                   1,715
             1999                                                   1,696
             2000                                                   1,696
             2001                                                   1,696
             After 2001                                            19,392
                                                                   ------
       Total minimum capital lease payments                        27,910
           Less:  Amount representing interest                     10,402
                                                                   ------
       Present value of minimum capital lease payments            $17,508
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

                             THE UNITED ILLUMINATING COMPANY

     Rental payments charged to operating expenses in 1996, 1995 and 1994 amounted to $12.8 million, $11.5 million and $12.1 million, respectively.

    Operating  leases,   which  are  charged  to  operating  expense,   consist
principally of a large number of small, relatively short-term, renewable agreements for a wide variety of equipment. In addition, the Company has an operating lease for its corporate headquarters. Future minimum lease payments under this lease are estimated to be as follows:

                                                                  (000's)

                             1997                              $   5,826
                             1998                                  6,125
                             1999                                  6,426
                             2000                                  6,524
                             2001                                  6,837
                             2002-2012                           108,502
                                                                 -------
                                   Total                        $140,240
                                                                 =======

(L)  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM

     The Company's continuing capital expenditure program is presently estimated at approximately $228.9 million, excluding AFUDC, for 1997 through 2001.

NUCLEAR INSURANCE CONTINGENCIES

     The Price-Anderson Act, currently extended through August 1, 2002, limits public liability resulting from a single incident at a nuclear power plant. The first $200 million of liability coverage is provided by purchasing the maximum amount of commercially available insurance. Additional liability coverage will be provided by an assessment of up to $75.5 million per incident, levied on each of the nuclear units licensed to operate in the United States, subject to a maximum assessment of $10 million per incident per nuclear unit in any year. In addition, if the sum of all public liability claims and legal costs resulting from any nuclear incident exceeds the maximum amount of financial protection, each reactor operator can be assessed an additional 5% of $75.5 million, or $3.775 million. The maximum assessment is adjusted at least every five years to reflect the impact of inflation. Based on its interests in nuclear generating units, the Company estimates its maximum liability would be $23.2 million per incident. However, assessment would be limited to $3.1 million per incident, per year. With respect to each of the nuclear generating units in which the Company has an interest, the Company will be obligated to pay its ownership and/or leasehold share of any statutory assessment resulting from a nuclear incident at any nuclear generating unit.

     The NRC requires each nuclear generating unit to obtain property insurance coverage in a minimum amount of $1.06 billion and to establish a system of prioritized use of the insurance proceeds in the event of a nuclear incident. The system requires that the first $1.06 billion of insurance proceeds be used to stabilize the nuclear reactor to prevent any significant risk to public health and safety and then for decontamination and cleanup operations. Only following completion of these tasks would the balance, if any, of the segregated insurance proceeds become available to the unit's owners. For each of the three nuclear generating units in which the Company has an interest, the Company is required to pay its ownership and/or leasehold share of the cost of purchasing such insurance.

     Although each of these units has purchased $2.75 billion of property insurance coverage, representing the limits of coverage currently available from conventional nuclear insurance pools, the cost of a nuclear incident could exceed

                             THE UNITED ILLUMINATING COMPANY
available insurance proceeds. In addition, two of the nuclear insurance pools that provide portions of this coverage may levy assessments against the insured owner companies if pool losses exceed the accumulated funds available to the pool. The maximum potential assessments against the Company with respect to losses occurring during current policy years are approximately $7.5 million.

OTHER COMMITMENTS AND CONTINGENCIES

                                CONNECTICUT YANKEE

     On December 4, 1996, the Board of Directors of the Connecticut Yankee Atomic Power Company (Connecticut Yankee) voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. The Company has a 9.5% stock ownership share in Connecticut Yankee and relied on the Connecticut Yankee Unit for approximately 3.7% of the Company's 1995 total generating resources. The power purchase contract under which the Company has purchased its 9.5% entitlement to the Connecticut Yankee Unit's power output will permit Connecticut Yankee to recover UI's share of these costs from UI. Connecticut Yankee has filed revised decommissioning cost estimates and amendments to the power contracts with its owners, including UI, with the Federal Energy Regulatory Commission (FERC). The preliminary estimate of the amount of future payments for the closing, decommissioning and recovery of the remaining investment in Connecticut Yankee is approximately $763 million. Based on regulatory precedent, Connecticut Yankee believes it will continue to collect from its owners its decommissioning costs, the owners' unrecovered investment in Connecticut Yankee and other costs associated with the permanent shutdown of the Connecticut Yankee Unit. UI expects that it will continue to be allowed to recover all FERC-approved costs from its customers through retail rates. The Company's estimate of its remaining share of costs, less return of investment (approximately $10 million) and return on investment (approximately $7.6 million), is approximately $54.8 million. This estimate, which is subject to ongoing review and revision, has been recorded by the Company as a regulatory asset and an obligation on the Consolidated Balance Sheet.

                                HYDRO-QUEBEC

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase II of this facility, in which UI has a 5.45% participating share, increased the capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. The Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of December 31, 1996, the Company's guarantee liability for this debt was approximately $8.1 million.

                VOLUNTARY EARLY RETIREMENT AND SEPARATION PROGRAMS

     On May 22, 1995, the Company and the union representing approximately 695 of its operating, maintenance and clerical employees agreed on a three-year contract, effective May 16, 1995. As part of this agreement, the Company offered a voluntary early retirement program to 74 employees, who had until January 31, 1996 to accept. The early retirement offer was accepted by 64 employees, and the Company recognized a charge to earnings in January 1996 of $7.2 million ($4.2 million, after-tax). The employees accepting the offer retired during the first nine months of 1996. In June 1996, the Company recognized an additional charge to earnings of $0.9 million ($0.5 million, after-tax) to reflect additional early retirement costs.

     In July 1996, the Company offered a Voluntary Early Retirement Plan and a Voluntary Separation Plan to virtually all of its employees. A total of 163 employees accepted one or the other of these plans. In the third quarter of 1996, the

                             THE UNITED ILLUMINATING COMPANY

Company recognized a charge to earnings of $14.9 million ($8.7 million, after-tax) to reflect the cost of these plans. The employees accepting the offer will retire on or before December 30, 1997.

                             PROPERTY TAXES

     On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. On May
7, 1994,  the Company  received a  "Certificate  of  Correction....to  correct a clerical omission or mistake" from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994, generating tax claims of approximately $3.5 million. On March 1, 1995, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1995-1996, which notices purport to increase said assessed value by approximately 48% over the valuation declared by the Company, generating tax claims of approximately $3.5 million. On May 11, 1995, the Company received notices of assessment changes relative to the assessed values of the Company's personal property for the tax years 1992-1993 and 1993-1994, which notices purport to increase said assessed values by approximately 45% and 49%, respectively, over the valuations declared by the Company, generating tax claims of approximately $4.1 million and $3.5 million, respectively. On March 8, 1996, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1996-1997, which notices purport to increase said assessed value by approximately 57% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.8 million. The Company is contesting each of these actions by the City's tax assessor vigorously. On January 9, 1996, the Connecticut Superior Court granted the Company's motion for summary judgment against the City relative to the "updated" personal property tax bills for the tax year 1991-1992. The City appealed to the Appellate Court from the Superior Court decision, which decision would also be applicable to and defeat the valuation increases for the tax years 1992-1993 and 1993-1994 if it is sustained on appeal. In June 1996, the Connecticut Supreme Court transferred this appeal to its docket. The case was argued before the Connecticut Supreme Court in December 1996, and a decision is anticipated in the spring of 1997. It is the present opinion of the Company that the ultimate outcome of this dispute will not have a significant impact on the financial position of the Company.

                          ENVIRONMENTAL CONCERNS

     In complying with existing environmental statutes and regulations and further developments in areas of environmental concern, including legislation and studies in the fields of water and air quality (particularly "air toxics" and "global warming"), hazardous waste handling and disposal, toxic substances, and electric and magnetic fields, the Company may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, and it may incur additional operating expenses. Litigation expenditures may also increase as a result of scientific investigations, and speculation and debate, concerning the possibility of harmful health effects of electric and magnetic fields. The total amount of these expenditures is not now determinable.

               SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

     The Company has estimated that the total cost of decontaminating and demolishing its decommissioned and demolished Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $7.7 million had been incurred as of December 31, 1996, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 Connecticut Department of Public Utility Control retail rate decision, beginning January 1, 1993, the Company has been recovering through retail rates $1.075 million of these remediation costs per year. The remediation cost, property value and recovery from customers will be subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

                             THE UNITED ILLUMINATING COMPANY

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

     The DOE also announced that, absent a repository, the DOE has no statutory obligation to begin taking high level wastes and spent nuclear fuel for disposal by January 1998. However, numerous utilities and states have obtained a judicial declaration that the DOE has a statutory responsibility to take title to and dispose of high level wastes and spent nuclear fuel beginning in January 1998. It is unclear at this time whether the United States Congress will enact legislation to address spent fuel/high level waste disposal issues.

     Until the federal government begins receiving such materials, nuclear generating units will need to retain high level wastes and spent nuclear fuel on-site or make other provisions for their storage. Storage facilities for the Connecticut Yankee Unit are deemed adequate, and storage facilities for Millstone Unit 3 are expected to be adequate for the projected life of the unit. Storage facilities for Seabrook Unit 1 are expected to be adequate until at least 2010. Fuel consolidation and compaction technologies are being considered for Seabrook Unit 1 and may provide adequate storage capability for the projected life of the unit. In addition, other licensed technologies, such as dry storage casks, may satisfy spent nuclear fuel storage requirements.

     Disposal costs for low-level radioactive wastes (LLW) that result from normal operation of nuclear generating units have increased significantly in recent years and are expected to continue to rise. The cost increases are a function of increased packaging and transportation costs and higher fees and surcharges charged by the disposal facilities. Currently, the Chem Nuclear LLW facility at Barnwell, South Carolina, is open to the Connecticut Yankee Unit, Millstone Unit 3, and Seabrook Unit 1 for disposal of LLW. The Envirocare LLW facility at Clive, Utah, is also open to these generating units for portions of their LLW. All three units have contracts in place for LLW disposal at these disposal facilities.

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

     NRC licensing requirements and restrictions are also applicable to the decommissioning of nuclear generating units at the end of their service lives, and the NRC has adopted comprehensive regulations concerning decommissioning planning, timing, funding and environmental reviews. UI and the other owners of the nuclear generating units in which

                             THE UNITED ILLUMINATING COMPANY

UI has interests estimate decommissioning costs for the units and attempt to recover sufficient amounts through their allowed electric rates, together with earnings on the investment of funds so recovered, to cover expected decommissioning costs. Changes in NRC requirements or technology, as well as inflation, can increase estimated decommissioning costs.

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $451 million (in 1997 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be approximately $79 million. This estimate assumes the prompt removal and dismantling of the Unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during 1996 was $1.6 million. UI's share of the fund at December 31, 1996 was approximately $9.1 million.

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The current decommissioning cost estimate for Millstone Unit 3 is $463 million (in 1997 dollars), of which the Company's share would be approximately $17 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to a decommissioning trust fund managed by Northeast Utilities (NU). UI's share of the Millstone Unit 3 decommissioning payments made during 1996 was $487,000. UI's share of the fund at December 31, 1996 was approximately $3.8 million. The decommissioning trust fund for the Connecticut Yankee Unit is also managed by NU. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $1.4 million were funded by UI during 1996, and UI's share of the fund at December 31, 1996 was $19.4 million. The current decommissioning cost estimate for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit commencing in 1997, is $436 million, of which UI's share would be $41 million.

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

                             THE UNITED ILLUMINATING COMPANY

(O)  FAIR VALUE OF FINANCIAL INSTRUMENTS (1)

     The estimated fair values of the Company's financial instruments are as follows:

                                                    1996                     1995
                                                    ----                     ----
                                           CARRYING     FAIR         CARRYING     FAIR
                                            AMOUNT      VALUE         AMOUNT      VALUE
                                           --------     -----        --------     -----
                                                    (000's)                 (000's)
Cash and temporary cash investments          $ 6,394    $ 6,394       $ 5,070     $ 5,070

Long-term debt (2)(3)(4)                    $652,767   $655,582      $638,454    $648,142

(1) Equity investments were not valued because they were not considered to be material.

(2)  Excludes the obligation under the Seabrook Unit 1 sale/leaseback agreement.

(3) The fair market value of the Company's long-term debt is estimated by brokers based on market conditions at December 31, 1996 and 1995, respectively.

(4)  See Note (B), Capitalization - Long-Term Debt.

                             THE UNITED ILLUMINATING COMPANY

(P)  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Selected quarterly financial data for 1996 and 1995 are set forth below:

                    OPERATING          OPERATING             NET                   EARNINGS PER SHARE OF
QUARTER             REVENUES            INCOME (2)(3)       INCOME(2)(3)(4)(6)   COMMON STOCK (1)(2)(3)(4)(5)(6)
-------             ---------          -------------        ------------------   -------------------------------
                      (000's)            (000's)               (000's)

1996

     First            $170,860           $29,042                $11,721                  $ .82
     Second            168,790            25,871                  8,883                    .75
     Third             209,167            34,466                 17,904                   1.27
     Fourth            177,203            19,756                    588                    .04

1995

     First            $165,398           $28,135                 $9,470                  $ .62
     Second            163,429            26,535                  7,774                    .67
     Third             200,308            47,431                 26,535                   1.89
     Fourth            161,314            25,055                  6,614                    .46

                                                   ------------------

(1)  Based on weighted average number of shares outstanding each quarter.

(2) Operating income, net income and earnings per share for the first, second and third quarters of 1996 included after-tax charges of $4.2 million, or $.30 per share, $0.5 million, or $.03 per share and $8.7 million, or $.62 per share, respectively, for early retirement and voluntary separation programs.

(3) Operating income, net income and earnings per share for the second quarter of 1996 included an after-tax charge of $0.8 million, or $.06 per share, for the cumulative loss on an office space sublease.

(4) Net income and earnings per share for the fourth quarter of 1996 included an after-tax charge of $2.6 million, or $.18 per share, for losses associated with the Company's unregulated subsidiaries.

(5) Earnings per share for the second and third quarter of 1995 included a total gain of $.15 per share from the repurchase of preferred stock at a discount to par value.

(6) Net income and earnings per share for the third quarter of 1995 included an after-tax charge of $1.6 million, or $.12 per share, reflecting the effects of legislated future state income tax rate reductions which will reduce future tax benefits on plant previously written off.

                         [Letterhead of Price Waterhouse LLP]

REPORT OF INDEPENDENT ACCOUNTANTS


January 27, 1997

To the Shareowners and Board of Directors of The United Illuminating Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the consolidated financial position of The United Illuminating Company and its subsidiaries at December 31, 1996, and the consolidated results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule (page S-1) when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The consolidated financial statements and the financial statement schedule of The United Illuminating Company and its subsidiaries for the years ended December 31, 1995 and 1994, were audited by other independent accountants whose report dated January 29, 1996 expressed an unqualified opinion on those financial statements and the financial statement schedule.


/s/ Price Waterhouse LLP

                         [Letterhead of Coopers & Lybrand, L.L.P]


                             REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareowners and Directors of
         The United Illuminating Company:

We have  audited  the  accompanying  consolidated  balance  sheets of The United
Illuminating Company as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows for the years then ended and the consolidated financial statement schedule for the years ended December 31, 1995 and 1994 (page S-1). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The United Illuminating Company as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.


Hartford, Connecticut
January 29, 1996

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Previously reported. See Current Report (Form 8-K, dated December 15, 1995 (amended January 2, 1996 and January 18, 1996).

                                     PART III

Item 10.  Directors and Executive Officers of the Company.

     The information appearing under the captions "NOMINEES FOR ELECTION AS DIRECTORS" AND "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" in the Company's definitive Proxy Statement, dated March 27, 1997 for the Annual Meeting of the Shareholders to be held on May 21, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission on or about March 27, 1997, is incorporated by reference in partial answer to this item. See also "EXECUTIVE OFFICERS OF THE COMPANY", following Part I, Item 4 herein.

Item 11.  Executive Compensation.

     The information appearing under the captions "EXECUTIVE COMPENSATION," "STOCK OPTION EXERCISES IN 1996 AND YEAR-END OPTION VALUES," "RETIREMENT PLANS," "BOARD OF DIRECTORS COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE REPORT ON EXECUTIVE COMPENSATION," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "DIRECTOR COMPENSATION" and "SHAREOWNER RETURN PRESENTATION" in the Company's definitive Proxy Statement, dated March 27, 1997, for the Annual Meeting of the Shareholders to be held on May 21, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission on or about March 27, 1997, is incorporated by reference in answer to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information appearing under the captions "PRINCIPAL SHAREOWNERS" and "STOCK OWNERSHIP OF DIRECTORS AND OFFICERS" in the Company's definitive Proxy Statement, dated March 27, 1997 for the Annual Meeting of the Shareholders to be held on May 21, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission on or about March 27, 1997, is incorporated by reference in answer to this item.

Item 13.  Certain Relationships and Related Transactions.

     Since January 1, 1996, there has been no transaction, relationship or indebtedness of the kinds described in Item 404 of Regulation S-K.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed as a part of this report:

      Financial Statements (see Item 8):

          Consolidated statement of income for the years ended December 31, 1996, 1995 and 1994

          Consolidated statement of cash flows for the years ended December 31, 1996, 1995 and 1994

          Consolidated balance sheet, December 31, 1996, 1995 and 1994

          Consolidated statement of retained earnings for the years ended December 31, 1996, 1995 and 1994

          Statement of accounting policies

          Notes to consolidated financial statements

          Reports of independent accountants


      Financial Statement Schedule (see S-1)

          Schedule II - Valuation  and  qualifying  accounts for the years ended
                        December 31, 1996, 1995 and 1994.

Exhibits:

     Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, certain of the following listed exhibits, which are annexed as exhibits to previous statements and reports filed by the Company, are hereby incorporated by reference as exhibits to this report. Such statements and reports are identified by reference numbers as follows:

(1)  Filed with Annual  Report  (Form 10-K) for fiscal year ended  December  31,
     1995.

(2) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 1995.

(3) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 1996.

(4)  Filed with Registration Statement No. 2-60849, effective July 24, 1978.

(5)  Filed with Registration Statement No. 33-40169, effective August 12, 1991.

(6)  Filed with Registration Statement No. 33-35465, effective August 1, 1990.

(7) Filed with Amendment No. 1 to Registration Statement No. 33-55461, effective October 31, 1994.

(8) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 1995.

(9)  Filed with Registration Statement No. 2-57275, effective October 19, 1976.

(10) Filed with Annual  Report  (Form 10-K) for fiscal year ended  December  31,
     1995.

(11) Filed with Registration Statement No. 2-66518, effective February 25, 1980.

(12) Filed with Annual  Report  (Form 10-K) for fiscal year ended  December  31,
     1991.

(13) Filed with Registration Statement No. 2-49669, effective December 11, 1973.

(14) Filed with Annual  Report  (Form 10-K) for fiscal year ended  December  31,
     1993.

(15) Filed with Registration Statement No. 2-54876, effective November 19, 1975.

(16) Filed with Registration Statement No. 2-52657, effective February 6, 1975.

(17) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 1995.

(18) Filed with Annual  Report  (Form 10-K) for fiscal year ended  December  31,
     1992.

(19) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 1994.

(20) Filed March 29, 1996, with proxy material for the Annual Meeting of the Shareowners.

     The exhibit number in the statement or report referenced is set forth in the parenthesis following the description of the exhibit. Those of the following exhibits not so identified are filed herewith.

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
-------       -------      ---------                 -----------
    (3)        3.1a          (1)      Copy of Restated  Certificate  of  Incorporation  of The United  Illuminating
                                       Company, dated January 23, 1995.   (Exhibit 3.1)
    (3)        3.1b          (2)      Copy of  Certificate  Amending  Certificate  of  Incorporation  By  Action of
                                       Board of Directors, dated August 4, 1995.   (Exhibit 3.1b)
    (3)        3.1c          (3)      Copy of  Certificate  Amending  Certificate  of  Incorporation  by  Action of
                                       Board of Directors, dated July 16, 1996.   (Exhibit 3.1c)
    (3)        3.2a          (3)      Copy of Bylaws of The United Illuminating Company.   (Exhibit 2.3)
    (3)        3.2b                   Copy  of  Article  II,  Section  2,  of  Bylaws  of The  United  Illuminating
                                       Company,   as  amended  March  26,  1990, amending Exhibit 3.2a.
    (3)        3.2c                   Copy of  Article  V,  Section  1, of Bylaws   of  The   United   Illuminating
                                       Company,   as  amended  April  22,  1991, amending Exhibit 3.2a.
    (4)        4.1           (5)      Copy of Indenture,  dated as of August 1, 1991, from The United  Illuminating
                                       Company to The Bank of New York, Trustee.   (Exhibit 4)
(4),(10)       4.2           (6)      Copy  of  Participation  Agreement,  dated  as  of  August  1,  1990,  among
                                       Financial  Leasing  Corporation,  Meridian  Trust  Company,  The Bank of New
                                       York and The United  Illuminating  Company.  (Exhibits  4(a)  through  4(h), inclusive, Amendment Nos. 1 and 2).
    (4)        4.3a          (7)      Copy of form of Amended and  Restated  Agreement  of Limited  Partnership  of
                                       United Capital Funding Partnership L.P.   (Exhibit 4(c))
    (4)        4.3b          (8)      Copy of Action of The United  Illuminating  Company,  as  General  Partner of
                                       United Capital Funding  Partnership  L.P.,  relating to the 9 5/8% Preferred
                                       Capital  Securities,  Series A,  of United Capital Funding  Partnership L.P.
                                       (Exhibit 4(b))
    (4)        4.3c          (7)      Copy of form of  Indenture,  dated  as of  April 1,  1995,  from  The  United
                                       Illuminating Company to The Bank of New York, as Trustee.   (Exhibit 4(e))
    (4)        4.3d          (8)      Copy of First  Supplemental  Indenture,  dated as of April 1,  1995,  between
                                       The  United  Illuminating  Company  and  The  Bank  of  New  York,  Trustee,
                                       supplementing Exhibit 4.3c.   (Exhibit 4(d))
    (4)        4.3e          (7)      Copy of form of Payment and  Guarantee  Agreement of The United  Illuminating
                                       Company, dated as of April 1, 1995.   (Exhibit 4(j))
   (10)        10.1          (9)      Copy of Stockholder  Agreement,  dated as of July 1, 1964,  among the various stockholders  of  Connecticut  Yankee  Atomic Power  Company,  including The
                                       United Illuminating Company.   (Exhibit 5.1-1)
   (10)        10.2a         (9)      Copy  of  Power  Contract,  dated  as of July 1,  1964,  between  Connecticut
                                       Yankee   Atomic  Power   Company  and  The  United   Illuminating   Company.
                                       (Exhibit 5.1-2)
   (10)        10.2b        (10)      Copy of  Additional  Power  Contract,  dated as of April  30,  1984,  between
                                       Connecticut  Yankee  Atomic  Power  Company  and  The  United   Illuminating
                                       Company.
   (10)        10.2c                  Copy of  1987  Supplementary  Power  Contract,  dated  as of  April 1,  1987, supplementing Exhibits 10.2a and 10.2b.
   (10)        10.2d                  Copy of 1996 Amendatory  Agreement,  dated as of December 4,  1996,  amending
                                       Exhibits 10.2b and 10.2c.
   (10)        10.2e                  Copy  of  First  Supplement  to  1996  Amendatory  Agreement,   dated  as  of
                                       February 10, 1997, supplementing Exhibit 10.2d.

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
-------       -------      ---------                 -----------
   (10)        10.3          (9)      Copy of Capital  Funds  Agreement,  dated as of  September  1, 1964,  between
                                       Connecticut  Yankee  Atomic  Power  Company  and  The  United   Illuminating
                                       Company.   (Exhibit 5.1-3)
   (10)        10.4a         (9)      Copy of Connecticut  Yankee  Transmission  Agreement,  dated as of October 1,
                                       1964,  among the various  stockholders  of  Connecticut  Yankee Atomic Power
                                       Company, including The United Illuminating Company.   (Exhibit 5.1-4)
   (10)        10.4b        (11)      Copy of  Agreement  Amending  and Revising  Connecticut  Yankee  Transmission
                                       Agreement,  dated  as of July 1,  1979,  amending  Exhibit  10.4a.  (Exhibit
                                       5.1-7)
   (10)        10.5          (4)      Copy of Capital  Contributions  Agreement,  dated  October 16, 1967,  between
                                       The  United  Illuminating   Company  and  Connecticut  Yankee  Atomic  Power
                                       Company.   (Exhibit 5.1-5)
   (10)        10.6a        (12)      Copy of NEPOOL  Power Pool  Agreement,  dated as of  September  1,  1971,  as
                                       amended to November 1, 1988.   (Exhibit 10.6a)
   (10)        10.6b        (13)      Copy of Agreement Setting Out Supplemental  NEPOOL  Understandings,  dated as
                                       of April 2, 1973.   (Exhibit 5.7-10)
   (10)        10.6c        (12)      Copy of  Amendment  to NEPOOL  Power Pool  Agreement,  dated as of  March 15,
                                       1989, amending Exhibit 10.6a.   (Exhibit 10.6c)
   (10)        10.6d        (12)      Copy of Agreement  Amending NEPOOL Power Pool Agreement,  dated as of October
                                       1, 1990, amending Exhibit 10.6a.   (Exhibit 10.6d)
   (10)        10.6e        (14)      Copy  of  Agreement  Amending  NEPOOL  Power  Pool  Agreement,  dated  as  of
                                       September 15, 1992, amending Exhibit 10.6a.   (Exhibit 10.6e)
   (10)        10.6f        (14)      Copy of Agreement  Amending NEPOOL Power Pool Agreement,  dated as of June 1,
                                       1993, amending Exhibit 10.6a.   (Exhibit 10.6f)
   (10)        10.7a        (12)      Copy of Agreement  for Joint  Ownership,  Construction  and  Operation of New
                                       Hampshire  Nuclear  Units,  dated May 1, 1973,  as amended  to  February  1,
                                       1990.  (Exhibit 10.7a)
   (10)        10.7b        (15)      Copy of Transmission  Support  Agreement,  dated as of May 1, 1973, among the
                                       Seabrook Companies.   (Exhibit 5.9-2)
   (10)        10.7c                  Copy  of   Twenty-third   Amendment   to  Agreement   for  Joint   Ownership,
                                       Construction  and  Operation of New  Hampshire  Nuclear  Units,  dated as of
                                       November 1, 1990, amending Exhibit 10.7a.
   (10)        10.8a        (11)      Copy of  Sharing  Agreement  - 1979  Connecticut  Nuclear  Unit,  dated as of
                                       September  1,  1973,  among The  Connecticut  Light and Power  Company,  The
                                       Hartford  Electric Light Company,  Western  Massachusetts  Electric Company,
                                       New England Power Company, The United Illuminating  Company,  Public Service
                                       Company of New Hampshire,  Central Vermont Public Service  Company,  Montaup
                                       Electric  Company and Fitchburg Gas and Electric Light Company,  relating to
                                       a nuclear fueled generating unit in Connecticut.   (Exhibit 5.8-1)
   (10)        10.8b        (16)      Copy of  Amendment  to Sharing  Agreement - 1979  Connecticut  Nuclear  Unit,
                                       dated as of August 1, 1974, amending Exhibit 10.8a.   (Exhibit 5.9-2)
   (10)        10.8c         (9)      Copy of  Amendment  to Sharing  Agreement - 1979  Connecticut  Nuclear  Unit,
                                       dated as of December 15,  1975,  amending  Exhibit  10.8a.  (Exhibit  5.8-4,
                                       Post-effective Amendment No. 2)
   (10)        10.9a         (4)      Copy of  Transmission  Line  Agreement,  dated January 13, 1966,  between the
                                       Trustees of the Property of The New York,  New Haven and  Hartford  Railroad
                                       Company and The United Illuminating Company.   (Exhibit 5.4)

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
-------       -------      ---------                 -----------
   (10)        10.9b        (12)      Notice,   dated  April  24,  1978,  of  The  United  Illuminating   Company's
                                       intention to extend term of  Transmission  Line Agreement  dated January 13,
                                       1966, Exhibit 10.9a.   (Exhibit 10.9b)
   (10)        10.9c        (12)      Copy  of  Letter  Agreement,   dated  March  28,  1985,  between  The  United
                                       Illuminating   Company  and   National   Railroad   Passenger   Corporation,
                                       supplementing and modifying Exhibit 10.9a.   (Exhibit 10.9c)
   (10)        10.10a       (17)      Copy of Agreement,  effective May 16, 1995,  between The United  Illuminating
                                       Company  and  Local  470-1,  Utility  Workers  Union  of  America,  AFL-CIO.
                                       (Exhibit 10.10a)
   (10)        10.10b       (17)      Copy of  Supplemental  Agreement -  Part-Time  Employees,  effective  May 16,
                                       1995,  between  The United  Illuminating  Company and Local  470-1,  Utility
                                       Workers Union of America, AFL-CIO.   (Exhibit 10.10b)
   (10)        10.12        (18)      Copy of Coal Sales  Agreement,  dated as of August 1, 1992,  between Pittston
                                       Coal  Sales  Corp.  and  The  United  Illuminating  Company.   (Confidential
                                       treatment requested)   (Exhibit 10.13)
   (10)        10.13                  Copy of Fossil Fuel Supply  Agreement  between BLC Corporation and The United
                                       Illuminating Company, dated as of July 1, 1991.
   (10)        10.14a*      (18)      Copy of  Employment  Agreement,  dated as of  January 1,  1988,  between  The
                                       United Illuminating Company and Richard J. Grossi.   (Exhibit 10.22a)
   (10)        10.14b*      (10)      Copy of  Amendment  to  Employment  Agreement,  dated  as of July  23,  1990, between The United  Illuminating  Company and  Richard J.  Grossi,  amending
                                       Exhibit 10.14a.
   (10)        10.14c*      (17)      Copy of Second Amendment to Employment  Agreement,  dated as of June 1, 1995, between  The United  Illuminating  Company and  Richard J. Grossi,  amending
                                       Exhibit 10.14a.   (Exhibit 10.15c)
   (10)        10.15a*      (18)      Copy of  Employment  Agreement,  dated as of  January 1,  1988,  between  The
                                       United Illuminating Company and Robert L. Fiscus.   (Exhibit 10.23a)
   (10)        10.15b*      (10)      Copy of  Amendment  to  Employment  Agreement,  dated  as of July  23,  1990, between  The United  Illuminating  Company  and Robert L.  Fiscus,  amending
                                       Exhibit 10.15a.
   (10)        10.15c*      (17)      Copy of Second Amendment to Employment  Agreement,  dated as of June 1, 1995, between  The United  Illuminating  Company  and  Robert L. Fiscus,  amending
                                       Exhibit 10.15a.   (Exhibit 10.16c)
   (10)        10.16a*      (18)      Copy of  Employment  Agreement,  dated as of  January 1,  1988,  between  The
                                       United Illuminating Company and James F. Crowe.   (Exhibit 10.24a)
   (10)        10.16b*      (10)      Copy of  Amendment  to  Employment  Agreement,  dated  as of July  23,  1990, between  The  United  Illuminating  Company  and  James F.  Crowe,  amending
                                       Exhibit 10.16a.
   (10)        10.16c*      (17)      Copy of Second Amendment to Employment  Agreement,  dated as of June 1, 1995,
                                       between  The  United  Illuminating  Company  and  James F. Crowe,   amending
                                       Exhibit 10.16a.   (Exhibit 10.17c)
   (10)        10.17*       (12)      Copy of Executive Incentive  Compensation  Program of The United Illuminating
                                       Company.   (Exhibit 10.24)
   (10)        10.18*       (10)      Copy of The United  Illuminating  Company 1990 Stock Option Plan,  as amended on December 20, 1993, January 24, 1994 and August 22, 1994.
   (10)        10.19*       (19)      Copy  of  The  United  Illuminating   Company  Dividend  Equivalent  Program.
                                       (Exhibit 10.20)
   (10)        10.20*       (20)      Copy of  Directors'  Deferred  Compensation  Plan of The United  Illuminating
                                       Company.

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
-------       -------      ---------                 -----------
   (10)        10.21*        (3)      Copy of The United  Illuminating  Company 1996 Long Term  Incentive  Program.
                                       (Exhibit 10.21*)
(12),(99)      12                     Statement  Showing  Computation  of Ratios of Earnings  to Fixed  Charges and
                                       Ratios of Earnings to Combined  Fixed Charges and Preferred  Stock  Dividend
                                       Requirements  (Twelve Months Ended  December 31,  1996, 1995, 1994, 1993 and
                                       1992).
   (21)        21                     List of subsidiaries of The United Illuminating Company.
   (27)        27                     Financial Data Schedule
   (28)        28.1         (18)      Copies of  significant  rate  schedules of The United  Illuminating  Company.
                                       (Exhibit 28.1)

-------------------------
*Management contract or compensatory plan or arrangement.

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

(b)  Reports on Form 8-K.

        None

                         Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Prospectuses constituting parts of the Post Effective Amendment No. 1 to the Registration Statement on Form S-3 (No. 33-50221) and the Registration Statements on Form S-3 (No. 33-50445, No. 33-55461 and No. 33-64003) of our report dated January 27,
1997, appearing in The United Illuminating Company's Annual Report on Form 10-K for the year ended December 31, 1996.


/s/ Price Waterhouse LLP




New York, New York
March 13, 1997

                    [Letterhead of Coopers & Lybrand, L.L.P]




                        CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the Post Effective Amendment No. 1 to the Registration Statement of The United Illuminating Company on Form S-3 (File No. 33-50221) and the Registration Statements on Form S-3 (File No. 33-50445, File No. 33-55461 and File No. 33-64003), of our report, dated January 29, 1996, on our audits of the consolidated financial statements and financial statement schedule of The United Illuminating Company as of December 31, 1995 and 1994 and for the years then ended, which report is included in this Annual Report on Form l0-K.



/s/ Coopers & Lybrand L.L.P.



Hartford, Connecticut
January 29, 1996

                                          SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE UNITED ILLUMINATING COMPANY


                            By      /s/ Richard J. Grossi
                              ---------------------------------------
                                        Richard J. Grossi
                                   Chairman of the Board of Directors
                                      and Chief Executive Officer

DATE:  MARCH 13, 1997

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

     SIGNATURE                                       TITLE                                DATE
     ---------                                       -----                                ----

                                             Director, Chairman of the
                                             Board of Directors and
 /s/ Richard J. Grossi                       Chief Executive Officer                 March 13, 1997
---------------------------------
   (Richard J. Grossi)
 (Principal Executive Officer)

                                             Director, President and
 /s/ Robert L. Fiscus                        Chief Financial Officer                 March 13, 1997
---------------------------------
    (Robert L. Fiscus)
   (Principal Financial and
      Accounting Officer)


                                             Director                                March , 1997
---------------------------------
    (John F. Croweak)


 /s/ F. Patrick McFadden, Jr.                Director                                March 13, 1997
---------------------------------
    (F. Patrick McFadden, Jr.)


 /s/ J. Hugh Devlin                          Director                                March 13, 1997
---------------------------------
    (J. Hugh Devlin)


 /s/ Betsy Henley-Cohn                       Director                                March 13, 1997
---------------------------------
    (Betsy Henley-Cohn)


 /s/Frank R. O'Keefe, Jr.                    Director                                March 13, 1997
---------------------------------
    (Frank R. O'Keefe, Jr.)


 /s/ James A. Thomas                         Director                                March 13, 1997
---------------------------------
    (James A. Thomas)


 /s/ David E.A. Carson                       Director                                March 13, 1997
---------------------------------
    (David E.A. Carson)


 /s/ John L. Lahey                           Director                                March 13, 1997
---------------------------------
    (John L. Lahey)


 /s/ Marc C. Breslawsky                      Director                                March 13, 1997
---------------------------------
    (Marc C. Breslawsky)


 /s/ Thelma R. Albright                      Director                                March 13, 1997
---------------------------------
    (Thelma R. Albright)

                                                                                               SCHEDULE II
                                                                                               VALUATION AND
                                                                                               QUALIFYING ACCOUNTS
                                               THE UNITED ILLUMINATING COMPANY
                                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                   (THOUSANDS OF DOLLARS)

              COL. A                           COL. B                     COL. C                  COL. D            COL. E
              ------                           ------                     ------                  ------            ------
                                                                           ADDITIONS
                                                             -------------------------------
                                             BALANCE AT       CHARGED TO         CHARGED                          BALANCE AT
                                              BEGINNING       COSTS AND         TO OTHER                            END OF
          CLASSIFICATION                      OF PERIOD        EXPENSES         ACCOUNTS        DEDUCTIONS          PERIOD
          --------------                     ----------       ----------        --------        ----------        ----------

RESERVE DEDUCTION FROM
  ASSET TO WHICH IT APPLIES:
    Reserve for uncollectible
      accounts:
                               1996                $6,300          $9,854           -                $13,854 (A)       $2,300
                               1995                $4,900          $9,383           -                 $7,983 (A)       $6,300
                               1994                $4,700          $9,976           -                 $9,776 (A)       $4,900



------------------------------------

NOTE:
   (A) Accounts written off, less recoveries.




                                                   EXHIBIT INDEX



(a)      Exhibits

         EXHIBIT
         TABLE ITEM       EXHIBIT
           NUMBER         NUMBER                            DESCRIPTION                                  PAGE NO.
         ----------       -------                           -----------                                  -------

            (3)             3.2b       Copy of  Article  II,  Section  2,  of  Bylaws  of The  United
                                        Illuminating  Company,  as amended  March 26, 1990,  amending
                                        Exhibit 3.2a.

            (3)             3.2c       Copy  of  Article  V,  Section  1,  of  Bylaws  of The  United
                                        Illuminating  Company,  as amended  April 22, 1991,  amending
                                        Exhibit 3.2a.

           (10)            10.2c       Copy  of  1987  Supplementary  Power  Contract,  dated  as  of
                                        April 1,  1987,  supplementing  Exhibits 10.2a and 10.2b.

           (10)            10.2d       Copy of 1996  Amendatory  Agreement,  dated as of  December 4,
                                        1996, amending Exhibits 10.2b and 10.2c.

           (10)            10.2e       Copy of First Supplement to 1996 Amendatory  Agreement,  dated as of February 10, 1997, supplementing Exhibit 10.2d.

           (10)            10.7c       Copy  of   Twenty-third   Amendment  to  Agreement  for  Joint
                                        Ownership,   Construction  and  Operation  of  New  Hampshire
                                        Nuclear  Units,  dated  as  of  November  1,  1990,  amending
                                        Exhibit 10.7a.

           (10)            10.13       Copy of Fossil Fuel Supply  Agreement  between BLC Corporation and The  United  Illuminating  Company,  dated as of  July 1,
                                        1991.

        (12),(99)          12          Statement  Showing  Computation of Ratios of Earnings to Fixed
                                        Charges and Ratios of Earnings to Combined  Fixed Charges and
                                        Preferred  Stock Dividend  Requirements  (Twelve Months Ended
                                        December 31, 1996, 1995, 1994, 1993 and 1992).

           (21)            21          List of subsidiaries of The United Illuminating Company.

           (27)            27          Financial Data Schedule.
