Form 10-Q
period 1997-03-31
UNITED ILLUMINATING CO
filed 1997-05-13
CIK 101265

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from              to
                                       --------------   -----------------


Commission file number 1-6788

                         THE UNITED ILLUMINATING COMPANY

             (Exact name of registrant as specified in its charter)

            CONNECTICUT                               06-0571640
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

157 CHURCH STREET, NEW HAVEN, CONNECTICUT                       06506
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

     The number of shares outstanding of the issuer's only class of common stock, as of March 31, 1997, was 14,101,291.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

Item 1.  Financial Statements.                                              3

         Consolidated Statement of Income for the three months ended
           March 31, 1997 and 1996.                                         3
         Consolidated Balance Sheet as of March 31, 1997 and
           December 31, 1996.                                               4
         Consolidated Statement of Cash Flows for the three months ended
           March 31, 1997 and 1996.                                         6

         Notes to Consolidated Financial Statements.                        7
           -   Statement of Accounting Policies                             7
           -   Capitalization                                               8
           -   Income Taxes                                                10
           -   Short-term Credit Arrangements                              11
           -   Supplementary Information                                   12
           -   Fuel Financing Obligations and Other Lease Obligations      13
           -   Commitments and Contingencies                               13
               -  Capital Expenditure Program                              13
               -  Nuclear Insurance Contingencies                          13
               -  Other Commitments and Contingencies                      14
                  - Connecticut Yankee                                     14
                  - Hydro-Quebec                                           14
                  - Voluntary Early Retirement and Separation Programs     14
                  - Property Taxes                                         14
                  - Site Decontamination, Demolition and Remediation Costs 15
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning     15

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                      17
           -   Major Influences on Financial Condition                     17
           -   Capital Expenditure Program                                 19
           -   Liquidity and Capital Resources                             20
           -   Subsidiary Operations                                       21
           -   Results of Operations                                       21
           -   Looking Forward                                             22

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                26

Item 6.  Exhibits and Reports on Form 8-K.                                 27

         SIGNATURES                                                        28

                          PART I: FINANCIAL INFORMATION
                          ITEM I: FINANCIAL STATEMENTS
                         THE UNITED ILLUMINATING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      (Thousands except per share amounts)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                       1997               1996
                                                                                       ----               ----

OPERATING REVENUES (NOTE G)                                                            $180,325            $170,860
                                                                                   -------------      --------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                                     54,921              31,636
     Capacity purchased                                                                  10,917              10,639
     Early retirement program charge                                                       -                  7,227
     Other                                                                               37,290              36,388
  Maintenance                                                                             9,235               8,899
  Depreciation                                                                           17,092              16,292
  Amortization of cancelled nuclear project and deferred return                           3,440               3,440
  Income taxes (Note E)                                                                  11,315              12,612
  Other taxes (Note G)                                                                   13,965              14,685
                                                                                   -------------      --------------
       Total                                                                            158,175             141,818
                                                                                   -------------      --------------
OPERATING INCOME                                                                         22,150              29,042
                                                                                   -------------      --------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction                                       204                 182
  Other-net (Note G)                                                                        781                (207)
  Non-operating income taxes                                                              1,417               1,269
                                                                                   -------------      --------------
       Total                                                                              2,402               1,244
                                                                                   -------------      --------------
INCOME BEFORE INTEREST CHARGES                                                           24,552              30,286
                                                                                   -------------      --------------
INTEREST CHARGES
  Interest on long-term debt                                                             16,372              16,490
  Interest on Seabrook obligation bonds owned by the company                             (1,691)                  -
  Other interest (Note G)                                                                   766                 585
  Allowance for borrowed funds used during construction                                    (486)               (392)
                                                                                   -------------      --------------
                                                                                         14,961              16,683
  Amortization of debt expense and redemption premiums                                      678                 679
                                                                                   -------------      --------------
       Net Interest Charges                                                              15,639              17,362
                                                                                   -------------      --------------

MINORITY INTEREST IN PREFERRED SECURITIES                                                 1,203               1,203
                                                                                   -------------      --------------

NET INCOME                                                                                7,710              11,721
Discount on preferred stock redemptions                                                     (19)               -
Dividends on preferred stock                                                                 51                 131
                                                                                   -------------      --------------
INCOME APPLICABLE TO COMMON STOCK                                                        $7,678             $11,590
                                                                                   =============      ==============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                              14,101              14,100

EARNINGS PER SHARE OF COMMON STOCK                                                        $0.54               $0.82

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                                         $0.72               $0.72


                The   accompanying    Notes   to   Consolidated
    Financial  Statements  are an  integral  part  of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                             (Thousands of Dollars)

                                                            March 31,          December 31,
                                                               1997               1996*
                                                            --------            ----------
                                                           (Unaudited)
Utility Plant at Original Cost
  In service                                                  $1,848,052          $1,843,952
  Less, accumulated provision for depreciation                   600,835             585,646
                                                          ---------------     ---------------
                                                               1,247,217           1,258,306

Construction work in progress                                     41,468              40,998
Nuclear fuel                                                      29,931              23,010
                                                          ---------------     ---------------
     Net Utility Plant                                         1,318,616           1,322,314
                                                          ---------------     ---------------


Other Property and Investments                                    27,353              26,081
                                                          ---------------     ---------------

Current Assets
  Cash and temporary cash investments                             29,688               6,394
  Accounts receivable
   Customers, less allowance for doubtful
     accounts of $1,900 and $2,300                                60,196              63,722
   Other                                                          29,216              38,367
  Accrued utility revenues                                        24,459              29,139
  Fuel, materials and supplies, at average cost                   22,085              22,010
  Prepayments                                                      6,822               3,608
  Other                                                              209                 110
                                                          ---------------     ---------------
     Total                                                       172,675             163,350
                                                          ---------------     ---------------

Deferred Charges
  Unamortized debt issuance expenses                               6,388               6,580
  Other                                                              535               1,485
                                                          ---------------     ---------------
     Total                                                         6,923               8,065
                                                          ---------------     ---------------

Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
  Income taxes due principally to book-tax differences           286,841             289,672
  Connecticut Yankee                                              61,617              64,851
  Deferred return - Seabrook Unit 1                               34,610              37,757
  Unamortized redemption costs                                    25,726              25,063
  Unamortized cancelled nuclear projects                          13,004              13,297
  Uranium enrichment decommissioning cost                          1,345               1,377
  Other                                                            7,162               9,068
                                                          ---------------     ---------------
     Total                                                       430,305             441,085
                                                          ---------------     ---------------

                                                              $1,955,872          $1,960,895
                                                          ===============     ===============

*Derived from audited financial statements

                The   accompanying   Notes   to   Consolidated   Financial
                Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)

                                                             March 31,          December 31,
                                                                1997               1996*
                                                             --------           -----------
                                                            (Unaudited)
Capitalization (Note B)
  Common stock equity
    Common stock                                                 $284,579            $284,579
    Paid-in capital                                                   772                 772
    Capital stock expense                                          (2,182)             (2,182)
    Retained earnings                                             154,372             156,847
                                                           ---------------     ---------------
                                                                  437,541             440,016
  Preferred stock                                                   4,421               4,461
  Minority interest in preferred securities                        50,000              50,000
  Long-term debt
    Long-term debt                                                726,550             826,527
    Investment in Seabrook obligation bonds                       (66,847)            (66,847)
                                                           ---------------     ---------------
      Net Long-term debt                                          659,703             759,680

          Total                                                 1,151,665           1,254,157
                                                           ---------------     ---------------

Noncurrent Liabilities
  Connecticut Yankee contract obligation                           51,071              54,752
  Pensions accrued                                                 49,742              49,205
  Obligations under capital leases                                 17,111              17,193
  Nuclear decommissioning obligation                               13,966              12,851
  Other                                                             4,865               4,815
                                                           ---------------     ---------------
          Total                                                   136,755             138,816
                                                           ---------------     ---------------

Current Liabilities
  Current portion of long-term debt                               137,500              69,900
  Notes payable                                                    54,589              10,965
  Accounts payable                                                 48,915              68,058
  Dividends payable                                                10,204              10,205
  Taxes accrued                                                    11,032                 503
  Interest accrued                                                 16,229              13,835
  Obligations under capital leases                                    321                 315
  Other accrued liabilities                                        36,665              36,091
                                                           ---------------     ---------------
          Total                                                   315,455             209,872
                                                           ---------------     ---------------

Customers' Advances for Construction                                1,863               1,888
                                                           ---------------     ---------------

Regulatory Liabilities   (future amounts owed to customers
                          through the ratemaking process)
  Accumulated deferred investment tax credits                      16,957              17,147
  Other                                                             2,032               1,811
                                                           ---------------     ---------------
          Total                                                    18,989              18,958
                                                           ---------------     ---------------

Deferred Income Taxes   (future tax liabilities owed              331,145             337,204
                         to taxing authorities)
Commitments and Contingencies (Note L)
                                                           ---------------     ---------------
                                                               $1,955,872          $1,960,895
                                                           ===============     ===============

* Derived from audited financial statements

                The   accompanying   Notes   to   Consolidated   Financial
                Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                            1997              1996
                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                  $7,710           $11,721
                                                                        -------------      ------------
  Adjustments  to  reconcile  net  income  to net  cash  provided by  operating activities:
     Depreciation and amortization                                            18,354            17,350
     Deferred income taxes                                                    (3,228)           (3,727)
     Deferred investment tax credits - net                                      (190)             (190)
     Amortization of nuclear fuel                                              1,568               900
     Allowance for funds used during construction                               (690)             (574)
     Amortization of deferred return                                           3,147             3,147
     Early retirement costs accrued                                             -                7,227
     Changes in:
                   Accounts receivable - net                                  12,677             2,304
                   Fuel, material and supplies                                   (75)              433
                   Prepayments                                                 3,214            (4,516)
                   Accounts payable                                          (19,143)          (17,401)
                   Interest accrued                                            2,394             1,722
                   Taxes accrued                                              10,529            12,423
                   Other assets and liabilities                                  742            (7,979)
                                                                        -------------      ------------
     Total Adjustments                                                        29,299            11,119
                                                                        -------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     37,009            22,840
                                                                        -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Notes payable                                                               43,624            20,000
  Securities redeemed and retired:
    Long-term debt                                                           (32,585)          (10,800)
    Preferred stock                                                              (40)                -
  Discount on preferred stock redemption                                          19                 -
  Lease obligations                                                              (76)              (70)
  Dividends
    Preferred stock                                                              (52)             (131)
    Common stock                                                             (10,153)           (9,941)
                                                                        -------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              737              (942)
                                                                        -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Plant expenditures, including nuclear fuel                                (14,452)          (11,154)
                                                                        -------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                        (14,452)          (11,154)
                                                                        -------------      ------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                                     23,294            10,744
BALANCE AT BEGINNING OF PERIOD                                                 6,394             5,070
                                                                        -------------      ------------
BALANCE AT END OF PERIOD                                                     $29,688           $15,814
                                                                        =============      ============

CASH PAID DURING THE PERIOD FOR:
  Interest (net of amount capitalized)                                       $11,005           $15,001
                                                                        =============      ============
  Income taxes                                                                $3,700            $4,175
                                                                        =============      ============

             The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

     The consolidated financial statements of the Company and its wholly-owned subsidiary, United Resources, Inc., have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 1996. Such notes are supplemented as follows:

(A)  STATEMENT OF ACCOUNTING POLICIES

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

     The weighted average AFUDC rates applied in the first three months of 1997 and 1996 were 8.0% and 8.5%, respectively, on a before-tax basis.

CASH AND CASH EQUIVALENTS

     For cash flow purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

NUCLEAR DECOMMISSIONING TRUSTS

     External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $643,000 and $532,000 in the first three months of 1997 and 1996, respectively, into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At March 31, 1997, the Company's shares of the trust fund balances, which included accumulated earnings on the funds, were $9.9 million and $4.1 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

INTEREST RATE AND FUEL PRICE MANAGEMENT

     The Company utilizes interest rate and fuel oil price management instruments to manage interest rate and fuel oil price risk. Interest rate swap agreements have been entered into to effectively convert the interest rates on $225 million of variable rate term loan borrowings to fixed rate borrowings. Amounts receivable or payable under these swap agreements are accrued and charged to interest expense. The Company enters into basic fuel oil price management instruments to help minimize fuel oil price risk by fixing the future price for fuel oil used for generation. Amounts receivable or payable under these instruments are recognized in income when realized.

     At March 31, 1997, the Company entered into swap agreements for 1,040,000 barrels of fuel oil, which effectively limits the exposure to upward swings in the weighted average price to $15.78. The Company also has call options for 449,997 barrels of fuel oil at $19.25 per barrel.

                         THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This statement, which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, establishes simplified standards for computing and presenting earnings per share (EPS). It requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and disclosure of the calculation of each EPS amount. The Company does not anticipate that adoption of the standard will have a significant impact on reported EPS.

(B)  CAPITALIZATION

     (A) COMMON STOCK

     The number of shares outstanding of the Company's common stock, no par value, at March 31, 1997 was 14,101,291.

     In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. The Connecticut Department of Public Utility Control (DPUC) has approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 17,799 shares of stock at an exercise price of $30 per share, 190,600 shares of stock at an exercise price of $30.75 per share, 600 shares of stock at an exercise price of $31.1875 per share, 4,000 shares of stock at an exercise price of $35.625 per share, 34,332 shares of stock at an exercise price of $39.5625 per share, and 5,000 shares of stock at an exercise price of $42.375 per share have been granted by the Board of Directors and remain outstanding at March 31, 1997.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement, which is effective beginning in calendar year 1996, establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock purchase plans, stock options, restricted stock, and stock appreciation rights. The statement defines the methods of determining the fair value of stock-based compensation and requires the recognition of compensation expense for book purposes. However, the statement allows entities to continue to measure compensation expense in accordance with the prior authoritative literature, APB No. 25, "Accounting for Stock Issued to Employees", but requires pro forma net income and earnings per share be disclosed for each year for which an income statement is presented as if SFAS No. 123 were applied. The accounting requirements of this statement are effective for transactions entered into beginning January 1, 1996. However, pro forma disclosures must include the effects of all awards granted after January 1, 1995. As of March 31, 1997, there were no options granted to which this statement would apply. The Company has not elected to adopt the expense recognition provisions of SFAS No. 123.

     (B) RETAINED EARNINGS RESTRICTION

     The indenture under which $200 million principal amount of Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $96.2 million were free from such limitations at March 31, 1997.

                         THE UNITED ILLUMINATING COMPANY

     (C) PREFERRED STOCK

     On February 3, 1997, the Company purchased at a discount on the open market, and canceled, 403 shares of its $100 par value 4.35%, Series A preferred stock. The shares, having a par value of $40,300 were purchased for $21,271, creating a net gain of $19,029.

     (D) LONG-TERM DEBT

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

                             THE UNITED ILLUMINATING COMPANY

(E) INCOME TAXES

                                                                   Three Months Ended
                                                                       March 31,
                                                                1997                1996
                                                                ----                ----
                                                                          (000's)
Income tax expense consists of:

Income tax provisions:
  Current
                    Federal                                      $10,066             $11,468
                    State                                          3,250               3,792
                                                            -------------       -------------
                      Total current                               13,316              15,260
                                                            -------------       -------------
  Deferred
                    Federal                                       (2,054)             (2,186)
                    State                                         (1,174)             (1,541)
                                                            -------------       -------------
                      Total deferred                              (3,228)             (3,727)
                                                            -------------       -------------

  Investment tax credits                                            (190)               (190)
                                                            -------------       -------------

     Total income tax expense                                     $9,898             $11,343
                                                            =============       =============

Income tax components charged as follows:
  Operating expenses                                             $11,315             $12,612
  Other income and deductions - net                               (1,417)             (1,269)
                                                            -------------       -------------

     Total income tax expense                                     $9,898             $11,343
                                                            =============       =============


The following table details the components of the
 deferred income taxes:
     Seabrook sale/leaseback transaction                         ($2,586)            ($2,622)
     Accelerated depreciation                                      1,459               1,374
     Tax depreciation on unrecoverable plant investment            1,232               1,244
     Unit overhaul and replacement power costs                    (1,203)             (1,435)
     Conservation and load management                               (930)               (137)
     Deferred fossil fuel costs                                     (686)                512
     Postretirement benefits                                        (144)                (68)
     Pension benefits                                                 57              (2,219)
     Other - net                                                    (427)               (376)
                                                            -------------       -------------

Deferred income taxes - net                                      ($3,228)            ($3,727)
                                                            =============       =============

                         THE UNITED ILLUMINATING COMPANY

(F)  SHORT-TERM CREDIT ARRANGEMENTS

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 10, 1997. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of March 31, 1997, the Company had $45 million of short-term borrowings outstanding under this facility.

                     THE UNITED ILLUMINATING COMPANY

(G)  SUPPLEMENTARY INFORMATION

                                                                 Three Months Ended
                                                                     March 31,
                                                               1997                1996
                                                               ----                ----
                                                                         (000's)

Operating Revenues
------------------

     Retail                                                     $150,481          $158,558
     Wholesale - capacity                                          2,257             1,790
               - energy                                           27,078             9,796
     Other                                                           509               716
                                                          ---------------   ---------------
          Total Operating Revenues                              $180,325          $170,860
                                                          ===============   ===============

Sales by Class(MWH's)
---------------------

    Retail
     Residential                                                 498,271           524,021
     Commercial                                                  540,458           559,009
     Industrial                                                  269,134           270,952
     Other                                                        12,277            12,041
                                                          ---------------   ---------------
                                                               1,320,140         1,366,023
    Wholesale                                                    930,235           366,739
                                                          ---------------   ---------------
          Total Sales by Class                                 2,250,375         1,732,762
                                                          ===============   ===============

Other Taxes
-----------

    Charged to:
     Operating:
        State gross earnings                                      $5,732            $6,534
        Local real estate and personal property                    6,137             6,237
        Payroll taxes                                              2,096             1,914
                                                          ---------------   ---------------
                                                                  13,965            14,685
     Nonoperating and other accounts                                  93               132
                                                          ---------------   ---------------
          Total Other Taxes                                      $14,058           $14,817
                                                          ===============   ===============

Other Income and (Deductions) - net
-----------------------------------

     Interest and dividend income                                   $620              $304
     Equity earnings from Connecticut Yankee                         446               346
     Loss from subsidiary companies                                 (533)             (691)
     Miscellaneous other income and (deductions) - net               248              (166)
                                                          ---------------   ---------------
          Total Other Income and (Deductions) - net                 $781             ($207)
                                                          ===============   ===============

Other Interest Charges
----------------------

     Notes Payable                                                  $577              $328
     Other                                                           189               257
                                                          ---------------   ---------------
          Total Other Interest Charges                              $766              $585
                                                          ===============   ===============

                         THE UNITED ILLUMINATING COMPANY

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

     The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity may acquire and/or store natural gas, coal and fuel oil for sale to the Company, and the Company may purchase these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to May 1998. At March 31, 1997, approximately $26.8 million of fossil fuel purchases were being financed under this agreement.

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

                         THE UNITED ILLUMINATING COMPANY

OTHER COMMITMENTS AND CONTINGENCIES

                               CONNECTICUT YANKEE

     On December 4, 1996, the Board of Directors of the Connecticut Yankee Atomic Power Company (Connecticut Yankee) voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. The Company has a 9.5% stock ownership share in Connecticut Yankee and relied on the Connecticut Yankee Unit for approximately 3.7% of the Company's 1995 total generating resources. The power purchase contract under which the Company has purchased its 9.5% entitlement to the Connecticut Yankee Unit's power output permits Connecticut Yankee to recover 9.5% of all of its costs from UI. Connecticut Yankee has filed revised decommissioning cost estimates and amendments to the power contracts with its owners with the Federal Energy Regulatory Commission (FERC). The preliminary estimate of the amount of future payments for the closing, decommissioning and recovery of the remaining investment in the Connecticut Yankee Unit is approximately $763 million. Based on regulatory precedent, Connecticut Yankee believes it will continue to collect from its owners its decommissioning costs, the unrecovered investment in the Connecticut Yankee Unit and other costs associated with the permanent shutdown of the Connecticut Yankee Unit. UI expects that it will continue to be allowed to recover all FERC-approved costs from its customers through retail rates. The Company's estimate of its remaining share of costs, less return of investment (approximately $10 million) and return on investment (approximately $7.6 million) at March 31, 1997, is approximately $51.1 million. This estimate, which is subject to ongoing review and revision, has been recorded by the Company as a regulatory asset and an obligation on the Consolidated Balance Sheet.

                                  HYDRO-QUEBEC

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase II of this facility, in which UI has a 5.45% participating share, increased the capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. The Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of March 31, 1997, the Company's guarantee liability for this debt was approximately $7.9 million.

               VOLUNTARY EARLY RETIREMENT AND SEPARATION PROGRAMS

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

                                 PROPERTY TAXES

     On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. On May
7, 1994,  the Company  received a  "Certificate  of  Correction....to  correct a clerical omission or mistake" from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994, generating tax claims of approximately $3.5 million. On March 1, 1995, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1995-1996, which notices purport to increase said assessed value by approximately 48% over the valuation declared by the Company, generating tax claims of approximately $3.5 million. On May 11, 1995, the Company received notices of assessment changes relative to the assessed values of the Company's personal property for the tax years 1992-1993 and 1993-1994, which

                         THE UNITED ILLUMINATING COMPANY
notices purport to increase said assessed values by approximately 45% and 49%, respectively, over the valuations declared by the Company, generating tax claims of approximately $4.1 million and $3.5 million, respectively. On March 8, 1996, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1996-1997, which notices purport to increase said assessed value by approximately 57% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.8 million. The Company is contesting each of these actions by the City's tax assessor vigorously. In January 1996, the Connecticut Superior Court granted the Company's motion for summary judgment against the City relative to the earliest tax year at issue, 1991-1992, ruling that, after January 31, 1992, the tax assessor had no statutory authority to revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. This Superior Court decision, which would also have been applicable to and defeated the assessor's valuation increases for the two subsequent tax years, 1992-1993 and 1993-1994, was appealed by the City. On April 11, 1997, the Connecticut Supreme Court reversed the Superior Court's decisions in this and two other companion cases involving other taxpayers, ruling that the tax assessor had a three-year period in which to audit and revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. It is currently anticipated that all of the pending cases for all of the tax years in dispute will now be scheduled for trial in the Superior Court relative to the Company's claim that the tax assessor's increases in personal property tax assessments for the three earliest years were unlawful for other reasons and relative to the vigorously contested issue, for all of the tax years, as to the reasonableness of the tax assessor's valuation method, both as to amount and methodology. It is the present opinion of the Company that the ultimate outcome of this dispute will not have a significant impact on the financial position of the Company.

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

     The Company has estimated that the total cost of decontaminating and demolishing its decommissioned and demolished Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $7.8 million had been incurred as of March 31, 1997, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 Connecticut Department of Public Utility Control retail rate decision, beginning January 1, 1993, the Company has been recovering through retail rates $1.075 million of these remediation costs per year. The remediation cost, property value and recovery from customers will be subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $451 million (in 1997 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be approximately $79 million. This estimate assumes the prompt removal and dismantling of the Unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the first quarter of 1997 was $521,000. UI's share of the fund at March 31, 1997 was approximately $9.9 million.

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The current decommissioning cost estimate for Millstone Unit 3 is $463 million (in 1997 dollars), of which the Company's share would be approximately $17 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to a decommissioning trust fund managed by Northeast Utilities (NU). UI's share of the Millstone Unit 3 decommissioning payments made during the first quarter of 1997 was $122,000. UI's share of the fund at March 31, 1997 was approximately $4.1 million. The decommissioning trust fund for the Connecticut Yankee Unit is also managed by NU.

                         THE UNITED ILLUMINATING COMPANY

For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $355,000 were funded by UI during the first quarter of 1997, and UI's share of the fund at March 31, 1997 was $20.3 million. The current decommissioning cost estimate for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit commencing in 1997, is $436 million, of which UI's share would be $41 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                     MAJOR INFLUENCES ON FINANCIAL CONDITION

     The Company's financial condition will continue to be dependent on the level of retail and wholesale sales and the Company's ability to control expenses. The two primary factors that affect sales volume are economic conditions and weather. Annual growth in total operation and maintenance expense, excluding one-time items and cogeneration capacity purchases, has averaged less than 1.5%. The Company hopes to continue to restrict this average to less than the rate of inflation in future years (see "Looking Forward").

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

     The FERC has stated that state regulatory commissions should address the issue of recovery by electric utilities of the costs of existing facilities that would be stranded by retail access. The legislatures and regulatory commissions in several states have considered or are considering "retail access". This, in general terms, means the transmission by an electric utility of energy produced by another entity over the utility's transmission and distribution system to a retail customer in the utility's own service territory. A retail access requirement would have the effect of permitting retail customers to purchase electric capacity and energy, at the election of such customers, from the electric utility in whose service area they are located or from any other electric utility or independent power producer. In 1995, the Connecticut Legislature established a task force to review these issues and to make recommendations on electric industry restructuring within Connecticut. The task force concluded its work in December 1996, and issued a report and related recommendations. Several electric industry restructuring bills have been introduced in the Connecticut Legislature. The primary bill would introduce retail access to 20% of the Company's customers on July 1, 1999, and open the entire market to competitive energy supply on July 1, 2000. Existing electric utility base rates would be capped through July 1, 1999, at which time a 10% price reduction would be instituted for any customer receiving full requirements service. Costs not otherwise recoverable in the market, including generating unit net investments, would be recovered through a competitive transition charge over time. A major portion of such costs could be financed, or securitized, through bonding issued by a new State authority created by the legislation. Savings generated by securitization and reduced taxes would be passed through to consumers in the form of rate reductions. The Company currently expects that this legislation, in its current or a modified form, will be enacted by the Connecticut legislature and become law in the Summer of 1997. Among many other factors, decisions and actions concerning retail access in other states could impact the timing and form of this transition.

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

     Currently, the Company's electric service rates are subject to regulation and are based on the Company's costs. Therefore, the Company, and most regulated utilities, are subject to certain accounting standards (Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation") that are not applicable to other businesses in general. These accounting rules allow regulated utilities, where appropriate, to defer the income statement impact of certain costs that are expected to be recovered in future regulated service rates and to establish regulatory assets on balance sheets for such costs. The effects of competition or a change in the cost-based regulatory structure could cause the operations of the Company, or a portion of its assets or operations, to cease meeting the criteria for application of these accounting rules. While the Company expects to continue to meet these criteria in the foreseeable future, if the Company, or a portion of its assets or operations, were to cease meeting these criteria, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met. If this change in accounting were to occur, it would have a material adverse effect on the Company's earnings and retained earnings in that year and could have a material adverse effect on the Company's ongoing financial condition as well.

                           CAPITAL EXPENDITURE PROGRAM

The Company's 1997-2001 capital expenditure program, excluding allowance for funds used during construction (AFUDC) and its effect on certain capital related items, is presently budgeted as follows:

                                        1997           1998         1999          2000         2001          TOTAL
                                        ----           ----         ----          ----         ----          -----
                                                                     (000's)
Production                           $18,137        $20,026      $28,363       $12,241      $19,062        $97,829
Distribution                          13,207         11,961       11,992        12,870       13,113         63,143
Transmission                           4,430          2,520        4,491         4,736        2,515         18,692
Other                                  6,813          5,387        1,245         1,296        1,239         15,980
                                  ----------     ----------   ----------    ----------  -----------     ----------
SUBTOTAL                              42,587         39,894       46,091        31,143       35,929        195,644
Nuclear Fuel                           7,891         11,282        1,200        12,323          529         33,225
                                  ----------     ----------   ----------    ----------  -----------     ----------

 TOTAL EXPENDITURES                  $50,478        $51,176      $47,291       $43,466      $36,458       $228,869
                                 ===========     ==========   ==========    ==========  ===========     ==========

AFUDC (Pre-tax)                        2,314          2,096        2,431         1,886        1,230
Depreciation
  Book Plant                          55,486         57,737       59,295        52,297       52,996
  Conservation                        10,223         10,223        8,906         6,312        4,332
  Decommissioning                      2,238          2,328        2,435         2,547        2,660
Additional Required
  Amortization (net of tax) (1)        4,100          8,500       11,600        29,700       32,800
Amortization of Deferred
  Return on Seabrook Unit 1
  Phase-In (after tax)                12,586         12,586       12,586             0            0

Estimated Rate Base
  (end of period)                  1,173,607      1,124,299    1,057,428     1,014,621      940,764

(1) Additional amortization of pre-1997 conservation costs and other unspecified regulatory assets, as ordered by the DPUC in its December 31, 1996 Order, provided that common equity return on utility investment exceeds 10.5% after recording the additional amortization.

                       LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had $29.7 million of cash and temporary cash investments, an increase of $23.3 million from the balance at December 31, 1996. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                     (Millions)
                                                                      --------

       Balance, December 31, 1996                                        $ 6.4
                                                                         -----

       Net cash provided by operating activities                          37.0

       Net cash provided by (used in) financing activities:
       -   Financing activities, excluding dividend payments              10.9
       -   Dividend payments                                             (10.2)

       Cash invested in plant, including nuclear fuel                    (14.4)
                                                                         -----

             Net increase                                                 23.3
                                                                         -----

       Balance,  March 31, 1997                                          $29.7
                                                                         =====


     The Company's capital requirements are presently projected as follows:

                                                                 1997       1998       1999       2000       2001
                                                                 ----       ----       ----       ----       ----
                                                                                     (millions)
Cash on Hand - Beginning of Year                                $ 6.4     $ 18.5     $  -       $  -        $ -
Internally Generated Funds less Dividends                        95.0      115.8      116.9      110.6      107.5
                                                                -----      -----      -----      -----      -----
         Subtotal                                               101.4      134.3      116.9      110.6      107.5

Less:
Capital Expenditures                                             50.5       51.2       47.3       43.5       36.5
                                                                -----      -----      -----      -----      -----

Cash Available to pay Debt Maturities and Redemptions            50.9       83.1       69.6       67.1       71.0

Less:
Maturities and Mandatory Redemptions                             10.8      104.6      105.0      155.5       81.0
Optional Redemptions                                             21.6        -           -          -          -
                                                                -----      -----      -----      -----      -----

External Financing Requirements                                $(18.5)    $ 21.5     $ 35.4     $ 88.4      $10.0
                                                                =====      =====      =====      =====      =====

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

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 10, 1997. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of March 31, 1997, the Company had $45 million of short-term borrowings outstanding under this facility.

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

     URI has three wholly-owned subsidiaries. The largest URI subsidiary named American Payment Systems, Inc. manages a national network of agents for the processing of bill payments made by customers of other utilities. Another wholly-owned subsidiary of URI, Thermal Energies, Inc., is participating in the development of district heating and cooling facilities in the downtown New Haven area, including the energy center for an office tower and participation as a 62% partner in the energy center for a city hall and office tower complex. A URI subsidiary named Precision Power, Inc. provides power-related equipment and services to the owners of commercial buildings and industrial facilities.

     The Board of Directors of the Company has authorized the investment of a maximum of $27 million, in the aggregate, of the Company's assets into its unregulated subsidiary ventures, and, at March 31, 1997, $27 million had been so invested.

                              RESULTS OF OPERATIONS

FIRST QUARTER OF 1997 VS. FIRST QUARTER OF 1996
-----------------------------------------------

     Earnings for the first quarter of 1997 were $7.7 million, or $.54 per share, down $3.9 million, or $.28 per share, from the first quarter of 1996. Earnings from operations, which exclude one-time items, decreased by $8.1 million, or $.58 per share, in the first quarter of 1997 compared to the first quarter of 1996. The one-time item recorded in the first quarter of 1996 was a charge of $4.2 million (after-tax), or $.30 per share, reflecting the estimated costs of a Bargaining Unit Voluntary Early Retirement Program.

     Retail operating revenues decreased by about $8.1 million in the first quarter of 1997 compared to the first quarter of 1996:

  . A retail kilowatt-hour sales decrease of 3.4% from the prior year reduced retail revenues by $5.1 million and sales margin (revenue less fuel expense and revenue-based taxes) by $3.8 million. The kilowatt-hour sales decrease was due to; a warm 1997 first quarter, including the warmest February in over 40 years, compared to a cold 1996 first quarter, the leap year day in 1996 and an additional holiday in 1997. There was no discernible "real" (i.e. not attributable to abnormal weather, leap year or holidays) kilowatt-hour sales change in the first quarter of 1997 compared to the first quarter of 1996.

  . Reductions in customer bills, as agreed to by the Company and the Department of Public Utility Control (DPUC) in December 1996, decreased retail revenues by about $3.0 million. This was consistent with the Company's expectations.

     Wholesale "capacity" revenues increased $0.5 million in the first quarter of 1997 compared to the first quarter of 1996. Wholesale "energy" revenues are a direct offset to wholesale energy expense and do not contribute to sales margin. These energy revenues, as well as the associated fuel expense, increased during the first quarter of 1997 compared to the first quarter of 1996.

     Retail fuel and energy expenses increased by $6.0 million in the first quarter of 1997 compared to the first quarter of 1996. Retail fuel and energy expenses increased by $3.5 million from the impact of higher fossil prices that, under current DPUC regulations, are not passed on to customers through any fuel recovery mechanism. These expenses increased $3.9 million due to the need to purchase more expensive energy to replace generation by the Connecticut Yankee and Millstone Unit 3 nuclear generating units. Both the Connecticut Yankee and Millstone 3 Units ran at near full capacity in the first quarter of 1996. Millstone Unit 3 was taken out of service on March 30, 1996 and Connecticut Yankee was taken out of service on July 23, 1996. For more on the status of the Connecticut Yankee and Millstone Unit 3 units, see the LOOKING FORWARD section. These expense increases in the first quarter of 1997 compared to the first quarter of 1996 were partly offset by expense decreases from the lower sales volume and other factors.

     Operating expenses for operations, maintenance and purchased capacity charges increased by $1.5 million in the first quarter of 1997 compared to the first quarter of 1996:

  . Purchased capacity expense increased $0.3 million due to increased expense at the Connecticut Yankee nuclear unit. For more on the status of the Connecticut Yankee unit, see the LOOKING FORWARD section.

  . Operation and maintenance expense increased by $1.2 million. General increases at the Seabrook and Millstone nuclear generating units, at the Company's fossil generating units, and in uncollectible expenses were partly offset by about $1.0 million in savings from a reduction in the number of Company employees.

     Depreciation expense increased by $0.8 million in the first quarter of 1997 compared to the first quarter of 1996.

     Other net income increased slightly in the first quarter of 1997 compared to the first quarter of 1996 due to higher interest income and a small improvement in earnings (reduction in losses) from unregulated subsidiaries. The Company's largest unregulated subsidiary, American Payment Systems, lost about $241,000 (after-tax) in the first quarter of 1997, but showed improvement in each consecutive month.

     Interest charges continued their downward trend, decreasing by $1.6 million in the first quarter of 1997 compared to the first quarter of 1996 as a result of the Company's refinancing program and strong cash flow. Also, total preferred dividends (net-of-tax) decreased slightly in the first quarter of 1997 compared to the first quarter of 1996 as a result of purchases of preferred stock by the Company in 1996.

                                 LOOKING FORWARD

(THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT.)

     On December 31, 1996, the DPUC issued an order (the Order) that instructed the Company to reduce rates and accelerate the recovery of certain costs associated with conservation programs, such that the Company could earn an allowed return on common stock equity from its utility investment of 11.5% over the period 1997 to 2001, a reduction of nearly 1% (an amount equivalent to about $.30 per share) from the previously allowed (and requested by the Company) return of 12.4%. Income earned from higher sales or reduced expenses that produce a return above the 11.5% return level will be shared by one-third being applied to customer bill reductions, one-third applied to more rapid amortization of assets, and one-third retained by shareowners, also by virtue of the Order. If the Company were to achieve an 11.5% return on common stock equity from its utility investment, then earnings from utility operations would be in the $3.30-$3.40 range for 1997 and succeeding years as well.

     There is no assurance that the Company will achieve the 11.5% return on common stock equity from its utility investment allowed by the DPUC in the Order. Utility income is greatly affected by weather-related sales, fossil fuel prices and nuclear generating unit availability...all items over which the Company has little control.

     As a result of the Order, it is anticipated that retail revenues for 1997 will decrease from 1996 levels. A reduction of about $15 million will be due to reductions in customer bills as agreed to by the Company and the DPUC in December 1996. (These reductions will be partially offset by about $3 million in conservation spending reductions. Such new conservation spending is no longer being capitalized, and changes in conservation expense, relative to the assumptions used by the DPUC in the Order, will be reflected in retail rates through the operation of the Conservation Adjustment Mechanism.)

     As part of the Order, the operation of the Company's longstanding fuel adjustment clause (FCA) that allowed for recovery in retail rates of increases in fossil fuel costs was suspended within a broad range of fuel prices. Revenues will likely decline further by about $6 million in 1997 compared to 1996 due to this suspension of the FCA. While the Company will stand to benefit if the price the Company pays for its oil falls below about $15 a barrel, current prices are above that level. While the Company cannot predict the direction that fuel prices will take in 1997 and whether it can mitigate entirely this loss of FCA revenue, it is actively engaged in hedging activities to limit the Company's exposure to increases in fossil fuel prices.

     It should be noted that, although the Order was for the five-year period 1997-2001, the Company made no commitment to agree to this multi-year plan. In addition, the DPUC, in the Order, acknowledged that the Order could be revisited in the light of any new legislation.. The Connecticut legislature is expected to pass an electric utility restructuring bill, in some form, in its current session. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Major Influences on Financial Condition.

     The Company's revenues are also dependent on the level of retail sales. The two primary factors that affect retail sales volume are economic conditions and weather. Overall, 1996 weather was milder than normal; however, 1996 also had a leap year day. These two factors were offsetting in their amounts and, therefore, the actual retail sales for 1996 of 5,340 gigawatt-hours should be considered about "normal". This is about the same level of 1997 sales assumed by the DPUC in its Order; so, to the extent the Company can improve upon this sales level, sales margin (revenue less fuel expense and revenue-based taxes) relative to the Order would improve and would mitigate any loss of FCA revenue. The Company experienced about 1% of "real" sales growth in 1996 (i.e. exclusive of weather and leap year factors) over weather-normalized 1995 sales. A similar level of growth in 1997 from all customer groups would add about $6 million to sales margin. Little real growth in kilowatt-hour sales was detected in the first quarter of 1997 compared to the first quarter of 1996, although wide swings in weather correction factors make this evaluation difficult. No significant change in wholesale capacity sales revenue is anticipated for 1997.

     The Company has dealt with the potential loss of customers as a result of self-generation, relocation or discontinuation of operations, by successfully negotiating 54 multi-year contracts with major customers, including its largest customer, Yale University, which is constructing a cogeneration unit that will produce approximately one-half of this customer's electricity requirements commencing sometime in early 1998. Additional multi-year customer contracts may be signed in the future. While providing cost reduction and price stability for customers and helping the Company maintain its customer base for the long term, new contracts affecting 1997 are expected to lead to reductions in retail revenue of about $2-$3 million per year.

     The Company expects that generating output from its ownership shares in nuclear generating units to be significantly less in 1997 than in 1996. Seabrook Unit 1 operated at nearly a 97% capacity factor in 1996, well above the assumed "normal" 90% level between refueling outages; and a refueling outage is expected in the second quarter of 1997. A more normal level of Seabrook Unit 1 operation in 1997 and the downtime for refueling will cause the Company to purchase or generate energy using higher cost fuels, leading to about a $3 million increase in fuel expense. Millstone Unit 3 was taken out of service on March 30, 1996, and will remain shut down pending a comprehensive Nuclear Regulatory Commission
(NRC) review of operations. The Connecticut Yankee Unit was taken out of service on July 23, 1996 and, by decision of the Board of Directors of that company, has been retired. Relative to 1996, the loss of low cost energy from these two units for all of 1997 should add about $6 million to fuel expense. If Millstone Unit 3 returns to service during the year, fuel expense would decline by about $500,000 for every month of normal operation. The increased fuel expense from the retirement of the Connecticut Yankee Unit is expected to be offset by a ramping down of its other expenses, which are expected to decrease by about $3.0 million for the entire year 1997 compared to 1996. However, the ability of the Company to recover the future costs associated with the retirement of the Connecticut Yankee Unit will be dependent upon the outcome of pending regulatory filings with the Federal Energy Regulatory Commission.

     Another major factor affecting the Company's financial condition will be the Company's ability to control operating expenses. The Company implemented voluntary early retirement programs for union and management employees in 1996, as well as a voluntary severance program. The cost of these programs resulted in a 1996 pre-tax charge of $23 million and should lead to a 1997 employee reduction of 230 employees from a level of approximately 1,300 employees at 1996 year-end. A portion of the resulting personnel cost savings occurred in 1996, but the majority of the savings will be realized as the Company's process re-engineering efforts are completed over the next several years. Incremental savings in personnel costs of $4 million in 1997 and another $6 million in 1998 are expected. Other re-engineering savings are anticipated over this time frame as well. The Company expects an operation and maintenance expense increase of about $3 million for nuclear plant outages in 1997 above the levels incurred or accrued in 1996, due primarily to the planned Seabrook Unit 1 refueling outage in the second quarter of 1997.

     Anticipated depreciation expense should increase by $2 million in 1997 from 1996 levels, a slower rate of increase than in prior years because 1996 capital spending of $45 million (excluding nuclear fuel) was at its lowest level in over 15 years, and also because new conservation spending is no longer to be capitalized and depreciated.

     The Company expects continued reductions in interest expense of about $9 million to a 1997 level of $61 million. This reduction is due to a refinancing of some of the Company's debt in late 1996 described in the following paragraph, as well as a significant paydown of debt in 1997 made possible by the Company's excellent cash flow position. In fact, although the Company had no net change in retained earnings in 1996, it was able to improve its equity ratio from 31.7% to 33.2% as a result of debt paydown. The anticipated 1997 interest expense level is 46% below the 1989 level and would mark the eighth consecutive year of net interest expense decline.

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

     The Company expects an improvement in unregulated subsidiary earnings in 1997 compared to the results of 1996, due mostly to a non-recurrence of one-time pre-tax charges incurred in 1996 totaling $4.3 million and, also, the anticipated achievement of a near "break-even" level in earnings from subsidiary operations, which would result in an increase in the Company's pre-tax income of $3-$4 million. In the near term, the Company's investments in these subsidiaries are unlikely to have a major positive effect on earnings, but the Company continues to believe that these investments will contribute to future earnings growth.

     The Company expects that the 1997 quarterly earnings from operations will follow a pattern similar to that of 1996, with third quarter earnings contributing over half the annual total. Summer seasonal retail sales and summer pricing are the predominant factors contributing to this earnings pattern. The second and fourth quarters earnings should be similar to each other in amount.

     On February 5, 1997, the Board of Directors of the Company, at a special meeting, voted an early declaration of the quarterly dividend on shares of Common Stock at 72 cents per share. The indicated annual dividend is $2.88 per share, the same as the annual rate in 1996.

     Although the dividend level for 1996 represented a payout of 100% of total earnings, the dividend level represented a payout of only 73% of 1996 earnings from operations (i.e., total earnings less net one-time charges of $1.06 per share, principally for non-cash restructuring charges). The Company's cash flow remained, and is expected to remain, very strong. Net cash provided by operating activities was $144.8 million in 1996, nearly 3.6 times the Common Stock dividend payout, one of the highest such "coverage" levels in the utility industry. The December 31, 1996 DPUC Order will limit earnings from utility operations such that further dividend increases may have to be delayed for several years. However, the Order should allow the Company to recover some of its regulatory assets more rapidly, help it prepare for competition in the electric industry, and help maintain its cash flow at its excellent current level through the end of the decade.

     All of these factors lead the Company to believe that its Common Stock dividends will continue to be paid at the indicated annual rate of $2.88. However, the ability to maintain this dividend level, or to declare future increases for the dividend, will depend upon the level of the Company's future earnings and cash flow, which are dependent upon other factors and events affecting the Company's financial condition and outlook that cannot be known at this time.

     One such event concerns legal proceedings involving a property tax dispute with the City of New Haven (the City). A recent Connecticut Supreme Court ruling has affirmed the City's statutory authority to revalue the Company's equipment for personal property tax purposes for each of the tax years from 1991-1992 to the present. However, the valuation method employed by the City in its revaluations, both as to amount and methodology, has not been litigated and will continue to be contested vigorously by the Company in trial court proceedings. It remains the present opinion of the Company that the ultimate outcome of this dispute will not have a significant impact on the financial position of the Company.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. On May
7, 1994,  the Company  received a  "Certificate  of  Correction....to  correct a clerical omission or mistake" from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994, generating tax claims of approximately $3.5 million. On March 1, 1995, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1995-1996, which notices purport to increase said assessed value by approximately 48% over the valuation declared by the Company, generating tax claims of approximately $3.5 million. On May 11, 1995, the Company received notices of assessment changes relative to the assessed values of the Company's personal property for the tax years 1992-1993 and 1993-1994, which notices purport to increase said assessed values by approximately 45% and 49%, respectively, over the valuations declared by the Company, generating tax claims of approximately $4.1 million and $3.5 million, respectively. On March 8, 1996, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1996-1997, which notices purport to increase said assessed value by approximately 57% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.8 million. The Company is contesting each of these actions by the City's tax assessor vigorously. In January 1996, the Connecticut Superior Court granted the Company's motion for summary judgment against the City relative to the earliest tax year at issue, 1991-1992, ruling that, after January 31, 1992, the tax assessor had no statutory authority to revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. This Superior Court decision, which would also have been applicable to and defeated the assessor's valuation increases for the two subsequent tax years, 1992-1993 and 1993-1994, was appealed by the City. On April 11, 1997, the Connecticut Supreme Court reversed the Superior Court's decisions in this and two other companion cases involving other taxpayers, ruling that the tax assessor had a three-year period in which to audit and revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. It is currently anticipated that all of the pending cases for all of the tax years in dispute will now be scheduled for trial in the Superior Court relative to the Company's claim that the tax assessor's increases in personal property tax assessments for the three earliest years were unlawful for other reasons and relative to the vigorously contested issue, for all of the tax years, as to the reasonableness of the tax assessor's valuation method, both as to amount and methodology. It is the present opinion of the Company that the ultimate outcome of this dispute will not have a significant impact on the financial position of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

           Exhibit
          Table Item            Exhibit
           Number               Number                                   Description
          ----------            -------                                  -----------

             (3)                  3.1d        Copy of  Certificate  Amending  Certificate of  Incorporation  By
                                              Action of Board of Directors,  dated December 11,  1996, amending
                                              Exhibit 3.1a.*

            (12), (99)           12           Statement  Showing  Computation  of Ratios of  Earnings  to Fixed
                                              Charges  and Ratios of Earnings  to  Combined  Fixed  Charges and
                                              Preferred Stock Dividend  Requirements (Twelve Months Ended March
                                              31, 1997 and Twelve Months Ended  December 31,  1996, 1995, 1994,
                                              1993 and 1992).

            (27)                 27           Financial Data Schedule

     -------------------
     *Filed with Annual  Report  (Form 10-K) for fiscal year ended  December 31,
      1995.


     (b) Reports on Form 8-K.

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       THE UNITED ILLUMINATING COMPANY




Date    5/13/97             Signature       /s/ Robert L. Fiscus
     ---------------                 -------------------------------------
                                                Robert L. Fiscus
                                                  President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX


        Exhibit
      Table Item    Exhibit
        Number      Number                                       Description                                   Page No.
      ----------    -------                                      -----------                                   -------

          (3)         3.1d        Copy of Certificate  Amending  Certificate of  Incorporation By Action of
                                  Board of Directors, dated December 11, 1996, amending Exhibit 3.1a.*

      (12), (99)     12           Statement Showing  Computation of Ratios of Earnings to Fixed Charges and
                                  Ratios  of  Earnings  to  Combined  Fixed  Charges  and  Preferred  Stock
                                  Dividend  Requirements  (Twelve  Months  Ended  March 31, 1997 and Twelve
                                  Months Ended December 31, 1996, 1995, 1994, 1993 and 1992).

         (27)        27           Financial Data Schedule

     -------------------
     *Filed with Annual  Report  (Form 10-K for fiscal year ended  December  31,
      1995.