Form 10-Q
period 1997-06-30
UNITED ILLUMINATING CO
filed 1997-08-12
CIK 101265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDING JUNE 30, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------   -----------


Commission file number 1-6788

                         THE UNITED ILLUMINATING COMPANY

             (Exact name of registrant as specified in its charter)

          Connecticut                                  06-0571640
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

157 Church Street, New Haven, Connecticut                          06506
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

     The number of shares outstanding of the issuer's only class of common stock, as of June 30, 1997, was 14,101,291.

                                      INDEX

                          Part I. FINANCIAL INFORMATION

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

Item 1.  Financial Statements.                                              3

         Consolidated Statement of Income for the three and six months
           ended June 30, 1997 and 1996.                                    3
         Consolidated Balance Sheet as of June 30, 1997 and
           December 31, 1996.                                               4
         Consolidated Statement of Cash Flows for the three and six
           months ended June 30, 1997 and 1996.                             6

         Notes to Consolidated Financial Statements.                        7
           -   Statement of Accounting Policies                             7
           -   Capitalization                                               8
           -   Income Taxes                                                10
           -   Short-term Credit Arrangements                              11
           -   Supplementary Information                                   12
           -   Fuel Financing Obligations and Other Lease Obligations      13
           -   Commitments and Contingencies                               13
               -  Capital Expenditure Program                              13
               -  Nuclear Insurance Contingencies                          13
               -  Other Commitments and Contingencies                      14
                  - Connecticut Yankee                                     14
                  - Hydro-Quebec                                           14
                  - Voluntary Early Retirement and Separation Programs     14
                  - Property Taxes                                         14
                  - Site Decontamination, Demolition and Remediation Costs 15
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning     15
Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                      17
           -   Major Influences on Financial Condition                     17
           -   Capital Expenditure Program                                 19
           -   Liquidity and Capital Resources                             20
           -   Subsidiary Operations                                       21
           -   Results of Operations                                       21
           -   Looking Forward                                             24

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                30

Item 6.  Exhibits and Reports on Form 8-K.                                 31

         SIGNATURES                                                        32

                          PART I: FINANCIAL INFORMATION
                          ITEM I: FINANCIAL STATEMENTS
                         THE UNITED ILLUMINATING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            Three Months Ended              Six Months Ended
                                                                                  June 30,                       June 30,
                                                                            1997           1996           1997           1996
                                                                            ----           ----           ----           ----
OPERATING REVENUES (NOTE G)                                               $163,774       $168,790       $344,099       $339,650
                                                                      -------------  -------------   ------------   ------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                        39,020         33,759         93,941         65,395
     Capacity purchased                                                     10,922         11,309         21,839         21,948
     Early retirement program charges                                            -            860              -          8,087
     Other                                                                  39,619         40,593         76,909         76,981
  Maintenance                                                               10,659         10,043         19,894         18,942
  Depreciation                                                              23,614         16,360         40,706         32,652
  Amortization of cancelled nuclear project and deferred return              3,439          3,439          6,879          6,879
  Income taxes (Note E)                                                        712         12,661         12,027         25,273
  Other taxes (Note G)                                                      13,097         13,895         27,062         28,580
                                                                      -------------  -------------   ------------   ------------
       Total                                                               141,082        142,919        299,257        284,737
                                                                      -------------  -------------   ------------   ------------
OPERATING INCOME                                                            22,692         25,871         44,842         54,913
                                                                      -------------  -------------   ------------   ------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction                          138            200            342            382
  Other-net (Note G)                                                           725           (259)         1,506           (466)
  Non-operating income taxes                                                 1,522          1,549          2,939          2,818
                                                                      -------------  -------------   ------------   ------------
       Total                                                                 2,385          1,490          4,787          2,734
                                                                      -------------  -------------   ------------   ------------
INCOME BEFORE INTEREST CHARGES                                              25,077         27,361         49,629         57,647
                                                                      -------------  -------------   ------------   ------------
INTEREST CHARGES
  Interest on long-term debt                                                15,876         16,303         32,248         32,793
  Interest on Seabrook obligation bonds owned by the company                (1,691)             -         (3,382)             -
  Other interest (Note G)                                                      852            693          1,618          1,278
  Allowance for borrowed funds used during construction                       (353)          (352)          (839)          (744)
                                                                      -------------  -------------   ------------   ------------
                                                                            14,684         16,644         29,645         33,327
  Amortization of debt expense and redemption premiums                         648            631          1,326          1,310
                                                                      -------------  -------------   ------------   ------------
       Net Interest Charges                                                 15,332         17,275         30,971         34,637
                                                                      -------------  -------------   ------------   ------------

MINORITY INTEREST IN PREFERRED SECURITIES                                    1,203          1,203          2,406          2,406
                                                                      -------------  -------------   ------------   ------------

NET INCOME                                                                   8,542          8,883         16,252         20,604
Discount on preferred stock redemptions                                          -         (1,826)           (19)        (1,826)
Dividends on preferred stock                                                    52             96            103            227
                                                                      -------------  -------------   ------------   ------------
INCOME APPLICABLE TO COMMON STOCK                                           $8,490        $10,613        $16,168        $22,203
                                                                      =============  =============   ============   ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                 14,101         14,101         14,101         14,100

EARNINGS PER SHARE OF COMMON STOCK                                           $0.61          $0.75          $1.15          $1.57

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                            $0.72          $0.72          $1.44          $1.44


                  The accompanying Notes to Consolidated Financial
              Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                             (Thousands of Dollars)

                                                             June 30,          December 31,
                                                               1997               1996*
                                                             -------           -----------
                                                           (Unaudited)
Utility Plant at Original Cost
  In service                                                  $1,852,251          $1,843,952
  Less, accumulated provision for depreciation                   621,602             585,646
                                                          ---------------     ---------------
                                                               1,230,649           1,258,306

Construction work in progress                                     42,575              40,998
Nuclear fuel                                                      28,249              23,010
                                                          ---------------     ---------------
     Net Utility Plant                                         1,301,473           1,322,314
                                                          ---------------     ---------------


Other Property and Investments                                    30,520              26,081
                                                          ---------------     ---------------

Current Assets
  Cash and temporary cash investments                             17,251               6,394
  Accounts receivable
   Customers, less allowance for doubtful
     accounts of $1,800 and $2,300                                56,491              63,722
   Other                                                          22,427              38,367
  Accrued utility revenues                                        28,591              29,139
  Fuel, materials and supplies, at average cost                   21,051              22,010
  Prepayments                                                      4,199               3,608
  Other                                                              202                 110
                                                          ---------------     ---------------
     Total                                                       150,212             163,350
                                                          ---------------     ---------------

Deferred Charges
  Unamortized debt issuance expenses                               6,103               6,580
  Other                                                            2,506               1,485
                                                          ---------------     ---------------
     Total                                                         8,609               8,065
                                                          ---------------     ---------------

Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
  Income taxes due principally to book-tax differences           282,994             289,672
  Connecticut Yankee                                              57,894              64,851
  Deferred return - Seabrook Unit 1                               31,464              37,757
  Unamortized redemption costs                                    25,248              25,063
  Unamortized cancelled nuclear projects                          12,711              13,297
  Uranium enrichment decommissioning cost                          1,313               1,377
  Other                                                            6,894               9,068
                                                          ---------------     ---------------
     Total                                                       418,518             441,085
                                                          ---------------     ---------------

                                                              $1,909,332          $1,960,895
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

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                         CAPITALIZATION AND LIABILITIES
                             (THOUSANDS OF DOLLARS)

                                                               June 30,          December 31,
                                                                 1997                1996*
                                                                 ----                ----
                                                             (Unaudited)
Capitalization (Note B)
  Common stock equity
    Common stock                                                 $284,579            $284,579
    Paid-in capital                                                   772                 772
    Capital stock expense                                          (2,182)             (2,182)
    Retained earnings                                             152,709             156,847
                                                           ---------------     ---------------
                                                                  435,878             440,016
  Preferred stock                                                   4,421               4,461
  Minority interest in preferred securities                        50,000              50,000
  Long-term debt
    Long-term debt                                                721,937             826,527
    Investment in Seabrook obligation bonds                       (66,847)            (66,847)
                                                           ---------------     ---------------
      Net Long-term debt                                          655,090             759,680

          Total                                                 1,145,389           1,254,157
                                                           ---------------     ---------------

Noncurrent Liabilities
  Pensions accrued                                                 50,246              49,205
  Connecticut Yankee contract obligation                           47,106              54,752
  Obligations under capital leases                                 17,027              17,193
  Nuclear decommissioning obligation                               14,521              12,851
  Other                                                             5,171               4,815
                                                           ---------------     ---------------
          Total                                                   134,071             138,816
                                                           ---------------     ---------------

Current Liabilities
  Current portion of long-term debt                               142,135              69,900
  Notes payable                                                    35,641              10,965
  Accounts payable                                                 43,403              68,058
  Dividends payable                                                10,204              10,205
  Taxes accrued                                                     2,404                 503
  Interest accrued                                                 22,972              13,835
  Obligations under capital leases                                    327                 315
  Other accrued liabilities                                        32,556              36,091
                                                           ---------------     ---------------
          Total                                                   289,642             209,872
                                                           ---------------     ---------------

Customers' Advances for Construction                                1,863               1,888
                                                           ---------------     ---------------

Regulatory Liabilities (future amounts owed to customers
                        through the ratemaking process)
  Accumulated deferred investment tax credits                      16,766              17,147
  Other                                                             2,040               1,811
                                                           ---------------     ---------------
          Total                                                    18,806              18,958
                                                           ---------------     ---------------

Deferred Income Taxes  (future tax liabilities owed               319,561             337,204
                        to taxing authorities)
Commitments and Contingencies (Note L)
                                                           ---------------     ---------------
                                                               $1,909,332          $1,960,895
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

                         THE UNITED ILLUMINATING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                       Three Months Ended           Six  Months Ended
                                                                             June 30,                    June 30,
                                                                       1997           1996          1997           1996
                                                                       ----           ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                           $8,542       $8,883        $16,252       $20,604
                                                                  ------------   ----------   ------------  ------------
  Adjustments  to  reconcile  net  income  to net  cash  provided by  operating activities:
     Depreciation and amortization                                     24,701       17,469         43,055        34,819
     Deferred income taxes                                             (7,737)      (5,421)       (10,965)       (9,148)
     Deferred investment tax credits - net                               (191)        (191)          (381)         (381)
     Amortization of nuclear fuel                                       1,309        1,586          2,877         2,486
     Allowance for funds used during construction                        (491)        (552)        (1,181)       (1,126)
     Amortization of deferred return                                    3,146        3,146          6,293         6,293
     Early retirement costs accrued                                         -          860              -         8,087
     Changes in:
             Accounts receivable - net                                 10,494       (6,346)        23,171        (4,042)
             Fuel, materials and supplies                               1,034       (1,737)           959        (1,304)
             Prepayments                                               (2,623)       3,231            591        (1,285)
             Accounts payable                                          (5,512)       8,288        (24,655)       (9,113)
             Interest accrued                                           6,743        8,240          9,137         9,962
             Taxes accrued                                             (8,628)      (7,192)         1,901         5,231
             Other assets and liabilities                              (4,258)       2,104         (3,516)       (5,875)
                                                                  ------------   ----------   ------------  ------------
     Total Adjustments                                                 17,987       23,485         47,286        34,604
                                                                  ------------   ----------   ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              26,529       32,368         63,538        55,208
                                                                  ------------   ----------   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock                                                             -           40              -            40
   Long-term debt                                                           -        7,500              -         7,500
   Notes payable                                                      (18,948)      15,000         24,676        35,000
   Securities redeemed and retired:
     Preferred stock                                                        -       (6,045)           (40)       (6,045)
     Long-term debt                                                         -            -        (32,585)      (10,800)
   Discount on preferred stock redemption                                   -        1,826             19         1,826
   Lease obligations                                                      (78)         (72)          (154)         (142)
   Dividends
     Preferred stock                                                      (52)        (175)          (104)         (306)
     Common stock                                                     (10,153)     (10,152)       (20,306)      (20,093)
                                                                  ------------   ----------   ------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (29,231)       7,922        (28,494)        6,980
                                                                  ------------   ----------   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Plant expenditures, including nuclear fuel                         (9,735)     (10,380)       (24,187)      (21,534)
                                                                  ------------   ----------   ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                                  (9,735)     (10,380)       (24,187)      (21,534)
                                                                  ------------   ----------   ------------  ------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                             (12,437)      29,910         10,857        40,654
BALANCE AT BEGINNING OF PERIOD                                         29,688       15,814          6,394         5,070
                                                                  ------------   ----------   ------------  ------------
BALANCE AT END OF PERIOD                                              $17,251      $45,724        $17,251       $45,724
                                                                  ============   ==========   ============  ============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                                $9,754       $8,582        $20,759       $23,583
                                                                  ============   ==========   ============  ============
   Income taxes                                                       $14,073      $22,450        $17,773       $26,625
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

                                   (UNAUDITED)

     The consolidated financial statements of the Company and its wholly-owned subsidiary, United Resources, Inc., have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 1996. Such notes are supplemented as follows:

(A)  STATEMENT OF ACCOUNTING POLICIES

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

     The weighted average AFUDC rates applied in the first six months of 1997 and 1996 were 8.0% and 8.5%, respectively, on a before-tax basis.

CASH AND CASH EQUIVALENTS

     For cash flow purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

NUCLEAR DECOMMISSIONING TRUSTS

     External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $1,285,000 and $1,065,000 in the first six months of 1997 and 1996, respectively, into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At June 30, 1997, the Company's shares of the trust fund balances, which included accumulated earnings on the funds, were $10.3 million and $4.3 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

INTEREST RATE AND FUEL PRICE MANAGEMENT

     The Company utilizes interest rate and fuel oil price management instruments to manage interest rate and fuel oil price risk. Interest rate swap agreements have been entered into that effectively convert the interest rates on $225 million of variable rate term loan borrowings to fixed rate borrowings. Amounts receivable or payable under these swap agreements are accrued and charged to interest expense. The Company enters into basic fuel oil price management instruments to help minimize fuel oil price risk by fixing the future price for fuel oil used for generation. Amounts receivable or payable under these instruments are recognized in income when realized.

     At June 30, 1997, the Company had entered into swap agreements for 890,000 barrels of fuel oil, for the period July 1 through December 31, 1997, at a weighted average price of $15.71 per barrel. The Company also has call options for 299,997 barrels of fuel oil at $19.25 per barrel for the remainder of 1997 and call options for 240,000 barrels of fuel oil at a weighted average price of $18.29 per barrel for the first quarter of 1998.

                         THE UNITED ILLUMINATING COMPANY

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

(B)  CAPITALIZATION

     (A) COMMON STOCK

     The number of shares outstanding of the Company's common stock, no par value, at June 30, 1997 was 14,101,291.

     In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. The Connecticut Department of Public Utility Control (DPUC) has approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 17,799 shares of stock at an exercise price of $30 per share, 188,200 shares of stock at an exercise price of $30.75 per share, 600 shares of stock at an exercise price of $31.1875 per share, 4,000 shares of stock at an exercise price of $35.625 per share, 34,332 shares of stock at an exercise price of $39.5625 per share, and 5,000 shares of stock at an exercise price of $42.375 per share have been granted by the Board of Directors and remained outstanding at June 30, 1997.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement, which became effective beginning in calendar year 1996, established financial accounting and reporting standards for stock-based employee compensation plans, such as stock purchase plans, stock options, restricted stock, and stock appreciation rights. The statement defines the methods of determining the fair value of stock-based compensation and requires the recognition of compensation expense for book purposes. The statement allows entities to continue to measure compensation expense in accordance with the prior authoritative literature, APB No. 25, "Accounting for Stock Issued to Employees", but requires that pro forma net income and earnings per share be disclosed for each year for which an income statement is presented as if SFAS No. 123 had been applied. The accounting requirements of this statement are effective for transactions entered into beginning January 1, 1996. However, pro forma disclosures must include the effects of all awards granted after January 1, 1995. As of June 30, 1997, the Company had no compensation plan to which this statement would apply. The Company has not elected to adopt the expense recognition provisions of SFAS No. 123.

     The Company has entered into an arrangement under which it will loan up to $15 million to The United Illuminating Company Employee Stock Ownership Plan ("ESOP"). The trustee for the ESOP will use the funds to purchase shares of the Company's common stock in open market transactions. The shares will be allocated to employees' ESOP accounts, as the loan is repaid, to cover a portion of the Company's required ESOP contributions. The loan will be repaid by the ESOP over a twelve-year period, using the Company contributions and dividends paid on the unallocated shares of the stock held by the ESOP. As of July 31, 1997, 197,400 shares had been purchased by the ESOP.

                         THE UNITED ILLUMINATING COMPANY

     (B) RETAINED EARNINGS RESTRICTION

     The indenture under which $200 million principal amount of Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $94.5 million were free from such limitations at June 30, 1997.

     (C) PREFERRED STOCK

     On February 3, 1997, the Company purchased at a discount on the open market, and canceled, 403 shares of its $100 par value 4.35%, Series A preferred stock. The shares, having a par value of $40,300, were purchased for $21,271, creating a net gain of $19,029.

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

     On July 30, 1997, the Company borrowed $98.5 million from the Business Finance Authority of the State of New Hampshire (BFA), representing the proceeds from the issuance by the BFA of $98.5 million principal amount of tax-exempt Pollution Control Refunding Revenue Bonds (PCRRBs). The Company is obligated, under its borrowing agreement with the BFA, to pay to a trustee for the PCRRBs' bondholders such amounts as will pay, when due, the principal of and the premium, if any, and interest on the PCRRBs. The PCRRBs will mature in 2027, and their interest rate can be adjusted periodically to reflect prevailing market conditions. The PCRRBs were issued at an initial interest rate of 3.75%, which is being adjusted weekly. The Company will use the proceeds of this $98.5 million borrowing to cause the redemption and repayment of $25 million of 9 3/8%, 1987 Series A, Pollution Control Revenue Bonds, $43.5 million of 10 3/4%, 1987 Series B, Pollution Control Revenue Bonds, and $30 million of Adjustable Rate, 1990 Series A, Solid Waste Disposal Revenue Bonds, three outstanding series of tax-exempt bonds on which the Company also has a payment obligation to a trustee for the bondholders. Expenses associated with this transaction, including redemption premiums totaling $2,055,000 and other expenses of approximately $1,500,000, are being borne by the Company.

                                        THE UNITED ILLUMINATING COMPANY

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                              Three Months Ended              Six Months Ended
(E) INCOME  TAXES                                                  June 30,                        June 30,
                                                              1997          1996             1997          1996
                                                              ----          ----             ----          ----
Income tax expense consists of:                                      (000's)                       (000's)

Income tax provisions:
  Current
             Federal                                          $5,381       $12,577         $15,447       $24,045
             State                                             1,737         4,147           4,987         7,939
                                                         ------------  ------------    ------------  ------------
                Total current                                  7,118        16,724          20,434        31,984
                                                         ------------  ------------    ------------  ------------
  Deferred
             Federal                                          (5,945)       (3,494)         (7,999)       (5,680)
             State                                            (1,792)       (1,927)         (2,966)       (3,468)
                                                         ------------  ------------    ------------  ------------
                Total deferred                                (7,737)       (5,421)        (10,965)       (9,148)
                                                         ------------  ------------    ------------  ------------

  Investment tax credits                                        (191)         (191)           (381)         (381)
                                                         ------------  ------------    ------------  ------------

     Total income tax expense                                  ($810)      $11,112          $9,088       $22,455
                                                         ============  ============    ============  ============

Income tax components charged as follows:
  Operating expenses                                            $712       $12,661         $12,027       $25,273
  Other income and deductions - net                           (1,522)       (1,549)         (2,939)       (2,818)
                                                         ------------  ------------    ------------  ------------

     Total income tax expense                                  ($810)      $11,112          $9,088       $22,455
                                                         ============  ============    ============  ============


The following table details the components of the
 deferred income taxes:
     Fossil fuel decommissioning reserve                     ($7,002)            -         ($7,002)            -
     Seabrook sale/leaseback transaction                      (2,586)       (2,622)         (5,172)       (5,244)
     Conservation and load management                         (3,161)         (353)         (4,091)         (490)
     Accelerated depreciation                                  1,460         1,374           2,919         2,748
     Tax depreciation on unrecoverable plant investment        1,231         1,244           2,463         2,488
     Unit overhaul and replacement power costs                 2,589          (575)          1,386        (2,010)
     Deferred fossil fuel costs                                    -           153            (686)          665
     Postretirement benefits                                    (148)         (729)           (292)         (797)
     Pension benefits                                             52        (1,785)            109        (4,004)
     Other - net                                                (172)       (2,128)           (599)       (2,504)
                                                         ------------  ------------    ------------  ------------

Deferred income taxes - net                                  ($7,737)      ($5,421)       ($10,965)      ($9,148)
                                                         ============  ============    ============  ============

                         THE UNITED ILLUMINATING COMPANY

(F)  SHORT-TERM CREDIT ARRANGEMENTS

     The Company has a revolving credit agreement with a group of banks that currently extends to December 10, 1997. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of June 30, 1997, the Company had $30 million of short-term borrowings outstanding under this facility.

                         THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(G)  SUPPLEMENTARY INFORMATION


                                                                   Three Months Ended                Six Months Ended
                                                                        June 30,                         June 30,
                                                                  1997            1996             1997            1996
                                                                  ----            ----             ----            ----
                                                                         (000's)                          (000's)

Operating Revenues

    Retail                                                      $146,044        $154,965         $296,525        $313,523
    Wholesale - capacity                                           2,525           1,712            4,782           3,502
              - energy                                            14,195          11,462           41,273          21,258
    Other                                                          1,010             651            1,519           1,367
                                                           --------------  --------------   --------------  --------------
         Total Operating Revenues                               $163,774        $168,790         $344,099        $339,650
                                                           ==============  ==============   ==============  ==============

Sales by Class(MWH's)

    Retail
    Residential                                                  412,503         418,063          910,774         942,084
    Commercial                                                   543,243         551,206        1,083,701       1,110,215
    Industrial                                                   292,456         283,523          561,590         554,475
    Other                                                         11,971          11,925           24,248          23,966
                                                           --------------  --------------   --------------  --------------
                                                               1,260,173       1,264,717        2,580,313       2,630,740
    Wholesale                                                    565,903         482,762        1,496,138         849,501
                                                           --------------  --------------   --------------  --------------
         Total Sales by Class                                  1,826,076       1,747,479        4,076,451       3,480,241
                                                           ==============  ==============   ==============  ==============

Other Taxes

    Charged to:
    Operating:
       State gross earnings                                       $5,496          $6,365          $11,228         $12,899
       Local real estate and personal property                     6,154           6,294           12,291          12,531
       Payroll taxes                                               1,447           1,236            3,543           3,150
                                                           --------------  --------------   --------------  --------------
                                                                  13,097          13,895           27,062          28,580
    Nonoperating and other accounts                                  139             264              232             396
                                                           --------------  --------------   --------------  --------------
         Total Other Taxes                                       $13,236         $14,159          $27,294         $28,976
                                                           ==============  ==============   ==============  ==============

Other Income and (Deductions) - net

    Interest and dividend income                                    $306            $337             $926            $641
    Equity earnings from Connecticut Yankee                          242             403              688             749
    Loss from subsidiary companies                                  (362)           (864)            (895)         (1,555)
    Miscellaneous other income and (deductions) - net                539            (135)             787            (301)
                                                           --------------  --------------   --------------  --------------
         Total Other Income and (Deductions) - net                  $725           ($259)          $1,506           ($466)
                                                           ==============  ==============   ==============  ==============

Other Interest Charges

    Notes Payable                                                   $623            $387           $1,200            $715
    Other                                                            229             306              418             563
                                                           --------------  --------------   --------------  --------------
         Total Other Interest Charges                               $852            $693           $1,618          $1,278
                                                           ==============  ==============   ==============  ==============

                         THE UNITED ILLUMINATING COMPANY

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

     The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million in fossil fuel purchases. Under this agreement, the financing entity may acquire and/or store natural gas, coal and fuel oil for sale to the Company, and the Company may purchase these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to August 1998. At June 30, 1997, approximately $20.9 million of fossil fuel purchases were being financed under this agreement.

(L)  COMMITMENTS AND CONTINGENCIES

Capital Expenditure Program

     The Company's continuing capital expenditure program is presently estimated at approximately $196.0 million, excluding AFUDC, for 1997 through 2001.

NUCLEAR INSURANCE CONTINGENCIES

     The Price-Anderson Act, currently extended through August 1, 2002, limits public liability resulting from a single incident at a nuclear power plant. The first $200 million of liability coverage is provided by purchasing the maximum amount of commercially available insurance. Additional liability coverage will be provided by an assessment of up to $75.5 million per incident, levied on each of the nuclear units licensed to operate in the United States, subject to a maximum assessment of $10 million per incident per nuclear unit in any year. In addition, if the sum of all public liability claims and legal costs resulting from any nuclear incident exceeds the maximum amount of financial protection, each reactor operator can be assessed an additional 5% of $75.5 million, or $3.775 million. The maximum assessment is adjusted at least every five years to reflect the impact of inflation. With respect to each of the three nuclear generating units in which the Company has an interest, the Company will be obligated to pay its ownership and/or leasehold share of any statutory assessment resulting from a nuclear incident at any nuclear generating unit. Based on its interests in these nuclear generating units, the Company estimates its maximum liability would be $23.2 million per incident. However, any assessment would be limited to $3.1 million per incident per year.

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

                         THE UNITED ILLUMINATING COMPANY

OTHER COMMITMENTS AND CONTINGENCIES

                               CONNECTICUT YANKEE

     On December 4, 1996, the Board of Directors of the Connecticut Yankee Atomic Power Company (Connecticut Yankee) voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. The Company has a 9.5% stock ownership share in Connecticut Yankee and relied on the Connecticut Yankee Unit for approximately 3.7% of the Company's 1995 total generating resources. The power purchase contract under which the Company has purchased its 9.5% entitlement to the Connecticut Yankee Unit's power output permits Connecticut Yankee to recover 9.5% of all of its costs from UI. Connecticut Yankee has filed revised decommissioning cost estimates and amendments to the power contracts with its owners with the Federal Energy Regulatory Commission (FERC). The preliminary estimate of the amount of future payments for the closing, decommissioning and recovery of the remaining investment in the Connecticut Yankee Unit is approximately $763 million. Based on regulatory precedent, Connecticut Yankee believes it will continue to collect from its owners its decommissioning costs, the unrecovered investment in the Connecticut Yankee Unit and other costs associated with the permanent shutdown of the Connecticut Yankee Unit. UI expects that it will continue to be allowed to recover all FERC-approved costs from its customers through retail rates. The Company's estimate of its remaining share of costs, less return of investment (approximately $10 million) and return on investment (approximately $7.6 million) at June 30, 1997, is approximately $47.1 million. This estimate, which is subject to ongoing review and revision, has been recorded by the Company as a regulatory asset and an obligation on the Consolidated Balance Sheet.

                                  HYDRO-QUEBEC

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase II of this facility, in which UI has a 5.45% participating share, increased the capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. The Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of June 30, 1997, the Company's guarantee liability for this debt was approximately $7.8 million.

               VOLUNTARY EARLY RETIREMENT AND SEPARATION PROGRAMS

     In July 1996, the Company offered a Voluntary Early Retirement Plan and a Voluntary Separation Plan to virtually all of its employees. A total of 163 employees accepted one or the other of these plans. In the third quarter of
1996, the Company recognized a charge to earnings of $14.9 million ($8.7 million, after-tax) to reflect the cost of these plans. The employees accepting the offer will terminate employment on or before December 30, 1997.

                                 PROPERTY TAXES

     On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. On May
7, 1994,  the Company  received a  "Certificate  of  Correction....to  correct a clerical omission or mistake" from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994, generating tax claims of approximately $3.5 million. On March 1, 1995, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1995-1996, which notices purport to increase said assessed value by approximately 48% over the valuation declared by the Company, generating tax claims of approximately $3.5 million. On May 11, 1995, the Company received notices of assessment changes relative to the assessed values of the Company's personal property for the tax years 1992-1993 and 1993-1994, which

                         THE UNITED ILLUMINATING COMPANY
notices purport to increase said assessed values by approximately 45% and 49%, respectively, over the valuations declared by the Company, generating tax claims of approximately $4.1 million and $3.5 million, respectively. On March 8, 1996, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1996-1997, which notices purport to increase said assessed value by approximately 57% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.8 million. The Company is vigorously contesting each of these actions by the City's tax assessor. In January 1996, the Connecticut Superior Court granted the Company's motion for summary judgment against the City relative to the earliest tax year at issue, 1991-1992, ruling that, after January 31, 1992, the tax assessor had no statutory authority to revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. This Superior Court decision, which would also have been applicable to and defeated the assessor's valuation increases for the two subsequent tax years, 1992-1993 and 1993-1994, was appealed by the City. On April 11, 1997, the Connecticut Supreme Court reversed the Superior Court's decisions in this and two other companion cases involving other taxpayers, ruling that the tax assessor had a three-year period in which to audit and revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. It is currently anticipated that all of the pending cases for all of the tax years in dispute will now be scheduled for trial in the Superior Court relative to the Company's claim that the tax assessor's increases in personal property tax assessments for the three earliest years were unlawful for other reasons and relative to the vigorously contested issue, for all of the tax years, as to the reasonableness of the tax assessor's valuation method, both as to amount and methodology. It is the present opinion of the Company that the ultimate outcome of this dispute will not have a significant impact on the long-term financial position of the Company.

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

     The Company has estimated that the total cost of decontaminating and demolishing its decommissioned and demolished Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $7.8 million had been incurred as of June 30, 1997, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 Connecticut Department of Public Utility Control retail rate decision, beginning January 1, 1993, the Company has been recovering through retail rates $1.075 million of the remediation costs per year. The remediation costs, property value and recovery from customers will be subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $451 million (in 1997 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be approximately $79 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the first half of 1997 was $1,042,000. UI's share of the fund at June 30, 1997 was approximately $10.3 million.

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The current decommissioning cost estimate for Millstone Unit 3 is $463 million (in 1997 dollars), of which the Company's share would be approximately $17 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to a decommissioning trust fund managed by Northeast Utilities (NU). UI's share of the Millstone Unit 3 decommissioning payments made during the first half of 1997 was $243,000. UI's share of the fund at June 30, 1997 was approximately $4.3 million. The decommissioning trust fund for the Connecticut Yankee Unit is also managed by NU. For the

                         THE UNITED ILLUMINATING COMPANY

Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $944,000 were funded by UI during the first half of 1997, and UI's share of the fund at June 30, 1997 was $22.3 million. The current decommissioning cost estimate for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit commencing in 1997, is $436 million, of which UI's share would be $41 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                     MAJOR INFLUENCES ON FINANCIAL CONDITION

     The Company's financial condition will continue to be dependent on the level of its retail and wholesale sales and the Company's ability to control expenses. The two primary factors that affect sales volume are economic conditions and weather. Annual growth in total operation and maintenance expense, excluding one-time items and cogeneration capacity purchases, has averaged less than 1.5% during the past 5 years. The Company hopes to continue to restrict this average to less than the rate of inflation in future years (see "Looking Forward").

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

     A major factor affecting the Company's earnings prospects will be the success of the Company's efforts to implement the regulatory framework ordered by the DPUC at the end of 1996. On December 31, 1996, the DPUC completed a financial and operational review of the Company and ordered a five-year incentive regulation plan for the years 1997-2001. The DPUC did not change the retail base rates charged to customers. Its order increased amortization of the Company's conservation and load management program investments during 1997-1998, accelerated the recovery of unspecified regulatory assets during 1999-2001, reduced the level of conservation adjustment mechanism revenues in retail rates, provided a reduction in customer bills through a surcredit in each of the five plan years, and accepted the Company's proposal to modify the operation of the fossil fuel clause mechanism. The Company's authorized return on common equity was reduced from 12.4% to 11.5%. Earnings above 11.5%, on an annual basis, are to be utilized one-third for customer bill reductions, one-third to increase amortization of regulatory assets, and one-third retained as earnings. The DPUC did not order the accelerated depreciation of the Company's Seabrook Unit 1 plant investment costs and the establishment of a performance-based regulation mechanism measured by customer satisfaction surveys and reliability of service indices, which the Company had proposed. As a result of the DPUC's order, customer bills are expected to be reduced on average by 3% in 1997-1999, 4% in the year 2000, and 5% in the year 2001 (all compared to 1996). Also, earnings from utility operations will be reduced from the levels requested by the Company, such that it appears unlikely that the Company will be able to achieve its 4% growth goal going forward.

     Federal legislation has fostered competition in the wholesale electric power market, as has a FERC rulemaking requiring electric utilities to furnish transmission service to all buyers and sellers in the marketplace. In its rulemaking, the FERC stated that state regulatory commissions should address the issue of recovery by electric utilities of the costs of existing facilities that would be stranded by retail access. The legislatures and regulatory commissions in several states have considered or are considering "retail access". This, in general terms, means the transmission by an electric utility of energy produced by another entity over the utility's transmission and distribution system to a retail customer in the utility's own service territory. A retail access requirement would have the effect of permitting retail customers to purchase electric capacity and energy, at the election of such customers, from the electric utility in whose service area they are located or from any other electric utility, independent power producer or power marketer. In 1995, the Connecticut Legislature established a task force to review these issues and to make recommendations on electric industry restructuring within Connecticut. The task force concluded its work in December 1996, and issued a report and related recommendations. In its 1997 session, the Connecticut legislature drafted, but failed to bring to a vote, comprehensive legislation that would have introduced retail access in Connecticut over a period of several years, with provision for the recovery of stranded costs.

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

     Currently, the Company's electric service rates are subject to regulation and are based on the Company's costs. Therefore, the Company, and most regulated utilities, are subject to certain accounting standards (Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71)) that are not applicable to other businesses in general. These accounting rules allow regulated utilities, where appropriate, to defer the income statement impact of certain costs that are expected to be recovered in future regulated service rates and to establish regulatory assets on balance sheets for such costs. The effects of competition or a change in the cost-based regulatory structure could cause the operations of the Company, or a portion of its assets or operations, to cease meeting the criteria for application of these accounting rules. While the Company expects to continue to meet these criteria in the foreseeable future, if the Company, or a portion of its assets or operations, were to cease meeting these criteria, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs are not recoverable in that portion of the business that continues to meet the criteria for the application of SFAS No. 71. If this change in accounting were to occur, it would have a material adverse effect on the Company's earnings and retained earnings in that year and could have a material adverse effect on the Company's ongoing financial condition as well.

                           CAPITAL EXPENDITURE PROGRAM

The Company's 1997-2001 capital expenditure program, excluding allowance for funds used during construction (AFUDC) and its effect on certain capital related items, is presently budgeted as follows:

                                              1997         1998        1999         2000        2001         Total
                                              ----         ----        ----         ----        ----         -----
                                                                         (000's)
Production                                  $9,498      $14,153     $24,332      $10,752     $17,741       $76,476
Distribution                                13,060       12,588      13,041       13,298      13,059        65,046
Transmission                                   626        1,118       2,425        3,752       1,300         9,221
Other                                        6,939        3,219       1,196          997      13,301           949
                                            ------       ------      ------       ------      ------       -------
Subtotal                                    30,123       31,078      40,995       28,799      33,050       164,044

Nuclear Fuel                                 7,612       11,208         965       11,924         221        31,930
                                            ------       ------      ------       ------      ------       -------
 TOTAL EXPENDITURES                        $37,735      $42,286     $41,960      $40,723     $33,270      $195,974
                                            ======       ======      ======       ======      ======

Rate Base and Other Selected Data
AFUDC (Pre-tax)                              2,051        2,228       1,624        1,886       1,161
Depreciation
  Book Plant                                53,239       56,497      57,722       57,959      57,862
  Conservation                              10,223       10,223       8,906        6,312       4,332
  Decommissioning                            2,235        2,328       2,435        2,547       2,660
Additional Required
  Amortization (pre-tax) (1)
    Conservation Assets                      6,400       13,000      (3,517)      (6,312)     (4,332)
    Other Regulatory Assets                      0            0      20,300       49,500      54,500
Amortization of Deferred
  Return on Seabrook Unit 1
  Phase-In (after tax)                      12,586       12,586      12,586            0           0

Estimated Rate Base
  (end of period)                        1,183,674    1,132,169   1,067,561    1,026,295     958,657

         (1) Additional amortization of pre-1997 conservation costs and other unspecified regulatory assets, as ordered by the DPUC in its December 31, 1996 Order, provided that common equity return on utility investment exceeds 10.5% after recording the additional amortization.


         Note:Capital Expenditures and their effect on certain capital related items are estimates subject to change due to future events and conditions that may be substantially different than those used in developing the projections.

                         LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had $17.3 million of cash and temporary cash investments, an increase of $10.9 million from the balance at December 31, 1996. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                    (Millions)
                                                                     --------

       Balance, December 31, 1996                                       $ 6.4
                                                                         ----

       Net cash provided by operating activities                         63.6

       Net cash provided by (used in) financing activities:
       -   Financing activities, excluding dividend payments             (8.1)
       -   Dividend payments                                            (20.4)

       Cash invested in plant, including nuclear fuel                   (24.2)
                                                                         ----

             Net increase                                                10.9
                                                                         ----

       Balance,  June 30, 1997                                          $17.3
                                                                         ====


     The Company's capital requirements are presently projected as follows:

                                                                   1997       1998      1999       2000       2001
                                                                   ----       ----      ----       ----       ----
                                                                                     (millions)
Cash on Hand - Beginning of Year                                  $ 6.4      $ 24.2   $  -       $  -        $ -
Internally Generated Funds less Dividends                          87.9       111.0    110.9      113.5      105.9
                                                                   ----       -----    -----      -----      -----
         Subtotal                                                  94.3       135.2    110.9      113.5      105.9

Less:
Capital Expenditures                                               37.7        42.3     41.9       40.7       33.3
                                                                   ----       -----    -----      -----      -----

Cash Available to pay Debt Maturities and Redemptions              56.6        92.9     69.0       72.8       72.6

Less:
Maturities and Mandatory Redemptions                               10.8       104.6    105.0      155.5       81.0
Optional Redemptions                                               21.6         -         -          -          -
                                                                   ----       -----    -----      -----       ----

External Financing Requirements                                  $(24.2)     $ 11.3   $ 36.0     $ 82.7       $8.4
                                                                  =====       =====    =====      =====       ====

Note: Internally Generated Funds less Dividends, Capital Expenditures and External Financing Requirements are estimates based on current earnings and cash flow projections and are subject to change due to future events and conditions that may be substantially different from those used in developing the projections.

     All of the Company's capital requirements that exceed available cash will have to be provided by external financing. Although the Company has no commitment to provide such financing from any source of funds, other than a $75 million revolving credit agreement with a group of banks, described below, the Company expects to be able to satisfy its external financing needs by issuing additional short-term and long-term debt, and by issuing preferred stock or common stock, if necessary. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and the level of the Company's income and cash flow.

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 10, 1997. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of June 30, 1997, the Company had $30 million of short-term borrowings outstanding under this facility.

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

     URI has three wholly-owned subsidiaries. The largest URI subsidiary, American Payment Systems, Inc., manages a national network of agents for the processing of bill payments made by customers of other utilities. Another wholly-owned subsidiary of URI, Thermal Energies, Inc., is participating in the development of district heating and cooling facilities in the downtown New Haven area, including the energy center for an office tower and participation as a 62% partner in the energy center for a city hall and office tower complex. A URI subsidiary, Precision Power, Inc., provides power-related equipment and services to the owners of commercial buildings and industrial facilities.

     The Board of Directors of the Company has authorized the investment of a maximum of $27 million, in the aggregate, of the Company's assets into its unregulated subsidiary ventures, and, at June 30, 1997, $27 million had been so invested.

                              RESULTS OF OPERATIONS

SECOND QUARTER OF 1997 VS. SECOND QUARTER OF 1996
-------------------------------------------------

     Earnings for the second quarter of 1997 were $8.5 million, or $.61 per share, down $2.1 million, or $.14 per share, from the second quarter of 1996. Earnings from operations, which exclude one-time items and accelerated amortization of costs attributable to one-time items, decreased by $4.2 million, or $.30 per share, in the second quarter of 1997 compared to the second quarter of 1996. The one-time item recorded in the second quarter of 1997, is an income tax expense reduction of $6.7 million, or $.48 per share, that makes provision for the cumulative deferred tax benefits associated with the future decommissioning of fossil fuel generating plants.

     In an order by the Connecticut Department of Public Utility Control (DPUC) issued on December 31, 1996, the Company was instructed to accelerate the amortization of regulatory assets by as much as $4.1 million (after-tax), or $.29 per share, in 1997, provided that the return on utility common stock equity exceeds 10.5 percent for the year. The Company currently projects that, with the one-time tax benefit mentioned above, the full 1997 amortization amount can be charged and the 1997 return on utility common stock equity will still equal or exceed 10.5 percent. Therefore, the full amount was charged in the second quarter of 1997.

     Retail operating revenues decreased by about $8.9 million in the second quarter of 1997 compared to the second quarter of 1996:

  .   A retail  kilowatt-hour sales decrease of 0.4% from the prior year reduced retail revenues by $0.9 million and sales margin (revenue less fuel expense and revenue-based taxes) by $0.8 million. The kilowatt-hour sales decrease was due to a mild 1997 second quarter compared to a warmer than normal 1996 second quarter partly offset by one less holiday in the second quarter of 1997. There was no discernible "real" (i.e. not attributable to abnormal weather, or holidays) kilowatt-hour sales change in the second quarter of 1997 compared to the second quarter of 1996.

  .   Reductions in customer  bills, as agreed to by the Company and the DPUC in
     December 1996, decreased retail revenues by about $6.8 million, including suspension of the fuel adjustment clause (FAC) mechanism that reduced revenues by $2.2 million. This was consistent with the Company's expectations, as previously reported in the Company's Quarterly Report (Form 10-Q) for the fiscal quarter ended March 31, 1997. Other reductions in customer bills, due to rate mix and contract pricing, amounted to $1.2 million.

     Wholesale "capacity" revenues increased $0.8 million in the second quarter of 1997 compared to the second quarter of 1996. Wholesale "energy" revenues, which increased during the second quarter of 1997 compared to the second quarter of 1996 as a result of nuclear generating unit outages in the region, are a direct offset to wholesale energy expense and do not contribute to sales margin.

     Retail fuel and energy expenses increased by $2.5 million in the second quarter of 1997 compared to the second quarter of 1996. These expenses increased by $3.7 million due to the need to purchase more expensive energy to replace generation by the Connecticut Yankee nuclear generating unit, which ran at nearly full capacity in the second quarter of 1996, and an unplanned eight-day extension of a Seabrook nuclear generating unit refueling outage that increased the Company's cost by about $0.7 million. The Seabrook unit was returned to service on June 28, 1997. For more on the status of the Connecticut Yankee and Millstone Unit 3 nuclear generating units, see the LOOKING FORWARD section. Retail fuel and energy expenses decreased in the second quarter of 1997 compared to the second quarter of 1996 by about $1.2 million, due primarily to reduced fossil fuel prices. Under current DPUC regulations, these reductions were used to mitigate the adverse impact on revenues of the suspension of the FAC mechanism.

     Operating expenses for operations, maintenance and purchased capacity charges increased by $0.6 million in the second quarter of 1997 compared to the second quarter of 1996:

  .   Purchased capacity expense decreased $0.4 million due to lower expenses at the retired Connecticut Yankee nuclear generating unit.

  .   Operation  and  maintenance  expense  increased by $1.0  million.  General increases at the Seabrook and Millstone 3 nuclear generating units, $1.0 million and $1.5 million respectively, were partly offset by about $0.7 million in savings from a reduction in the number of Company employees. The increase at Millstone Unit 3 was, additionally, partly offset by the reversal of a portion of a 1996 provision in "Other income (deductions)".

     Depreciation expense, exclusive of any accelerated amortization of CL&M costs, increased by $0.9 million in the second quarter of 1997 compared to the second quarter of 1996. Income taxes, exclusive of the effects of one-time items, changed based on changes in taxable income and tax rates.

     Other net income increased slightly in the second quarter of 1997 compared to the second quarter of 1996, due to a small improvement in earnings (reduction in losses) from unregulated subsidiaries. The Company's largest unregulated subsidiary, American Payment Systems, lost about $185,000 (after-tax) in the second quarter of 1997, an improvement of $104,000 over second quarter 1996 losses of about $289,000, and an improvement over first quarter 1997 losses of about $241,000.

     Interest charges continued their downward trend, decreasing by $1.9 million in the second quarter of 1997 compared to the second quarter of 1996 as a result of the Company's refinancing program and strong cash flow. Also, total preferred dividends (net-of-tax) decreased slightly in the second quarter of 1997 compared to the second quarter of 1996 as a result of purchases of preferred stock by the Company in 1996.


SIX MONTHS OF 1997 VS. SIX MONTHS OF 1996
-----------------------------------------

     Earnings for the first six months of 1997 were $16.2 million, or $1.15 per share, down $6.0 million, or $.42 per share, from the first six months of 1996. Earnings from operations, which exclude one-time items and accelerated amortization of costs attributable to one-time items, decreased by $12.3 million, or $.88 per share, in the first six months of 1997 compared to the first six months of 1996. The one-time item recorded in the first six months of 1997, an income tax expense reduction of $6.7 million, or $.48 per share, makes provision for the cumulative deferred tax benefits associated with the future decommissioning of fossil fuel generating plants. The one-time items recorded in the first six months of 1996 were: a gain of $1.8 million (after-tax), or $.13 per share, from the repurchase of preferred stock at a discount to par value, charges of $8.1 million ($4.7 million after-tax), or $.34 per share, reflecting the estimated costs of early retirements as part of the Company's on-going organization review and cost reduction program, and a charge of $1.4 million ($0.8 million after-tax), or $.06 per share, for the cumulative loss on an office space sublease.

     In an order by the Connecticut Department of Public Utility Control (DPUC) issued on December 31, 1996, the Company was instructed to accelerate the amortization of regulatory assets by as much as $4.1 million (after-tax), or $.29 per share, in 1997, provided that the return on utility common stock equity exceeds 10.5 percent for the year. The Company currently projects that, with the one-time tax benefit mentioned above, the full 1997 amortization amount can be charged and the 1997 return on utility common stock equity will still equal or exceed 10.5 percent. Therefore, the full amount was charged in the second quarter of 1997.

     Retail operating revenues decreased by about $17.0 million in the first six months of 1997 compared to the first six months of 1996:

  .   A  retail  kilowatt-hour  sales  decrease  of 1.9%  from  the  prior  year decreased retail revenues by $6.0 million and sales margin (revenue less fuel expense and revenue-based taxes) by $4.8 million. Sales decreased about 1.2% from milder than normal weather during the first six months of 1997 compared to the more severe than normal weather experienced during the first six months of 1996, and about 0.6% due to the leap year day in 1996. There was no discernible "real" (i.e. not attributable to abnormal weather or leap year) kilowatt-hour sales change in the first six months of 1997 compared to the first six months of 1996.

  .   Reductions in customer  bills, as agreed to by the Company and the DPUC in
     December 1996, decreased retail revenues by about $8.8 million, including suspension of the fuel adjustment clause (FAC) mechanism that reduced revenues by $1.3 million. This was consistent with the Company's expectations, as previously reported in the Company's Quarterly Report (Form 10-Q) for the fiscal quarter ended March 31, 1997. Other reductions in customer bills, due to rate mix and contract pricing, decreased retail revenues by about $2.2 million.

     Wholesale "capacity" revenues increased slightly in the first six months of 1997 compared to the first six months of 1996. Wholesale "energy" revenues, which increased during the first six months of 1997 compared to the first six months of 1996 as a result of nuclear generating unit outages in the region, are a direct offset to wholesale energy expense and do not contribute to sales margin.

     Retail fuel and energy expenses increased by $8.5 million in the first six months of 1997 compared to the first six months of 1996. These expenses increased by $7.6 million due to the need to purchase more expensive energy to replace generation by nuclear generating units: by the Connecticut Yankee unit, which ran at nearly full capacity in the first six months of 1996, by Millstone Unit 3, which ran at nearly full capacity in the first quarter of 1996, and from an unplanned eight-day extension of a Seabrook nuclear generating unit refueling outage in the second quarter of 1997 that increased the Company's cost by about $0.7 million. The Seabrook unit was returned to service on June 28, 1997. Millstone Unit 3 was taken out of service on March 30, 1996 and Connecticut Yankee was taken out of service on July 23, 1996. For more on the status of the Connecticut Yankee and Millstone Unit 3 units, see the LOOKING FORWARD section. Retail fuel and energy expenses increased in the first six months of 1997 compared to the first six months of 1996 by about $2.0 million, due primarily to higher fossil fuel prices over the six-month period. Under current DPUC regulations, these costs are not passed on to customers through the FAC.

     Operating expenses for operations, maintenance and purchased capacity charges increased by $2.2 million in the first six months of 1997 compared to the first six months of 1996:

  .   Purchased capacity expense was slightly lower.

  .   Operation  and  maintenance  expense  increased by $2.3  million.  General increases at the Seabrook and Millstone 3 nuclear generating units, $1.5 million and $2.5 million respectively, were partly offset by about $1.7 million in savings from a reduction in the number of Company employees. The increase at Millstone Unit 3 was, additionally, partly offset by the reversal of a portion of a 1996 provision in "Other income (deductions)".

    Depreciation expense, exclusive of any accelerated amortization of CL&M costs, increased by $1.7 million in the first six months of 1997 compared to the first six months of 1996. Income taxes, exclusive of the effects of one-time items, changed based on changes in taxable income and tax rates.

     Other net income increased by $0.9 million in the first six months of 1997 compared to the first six months of 1996 due to a small improvement in earnings (reduction in losses) from unregulated subsidiaries. The Company's largest unregulated subsidiary, American Payment Systems, lost about $426,000 (after-tax) in the first six months of 1997, an improvement of $103,000 over the first six months 1996 losses of about $529,000.

     Interest charges continued their significant decline, decreasing by $3.6 million, or 10 percent, in the first six months of 1997 compared to the first six months of 1996 as a result of the Company's refinancing program and strong cash flow. Also, total preferred dividends (net-of-tax) decreased slightly in the first six months of 1997 compared to the first six months of 1996 as a result of purchases of preferred stock by the Company in 1996.


                                 LOOKING FORWARD

(THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CURRENTLY EXPECTED. READERS ARE CAUTIONED THAT THE COMPANY REGARDS SPECIFIC NUMBERS AS ONLY THE "MOST LIKELY" TO OCCUR WITHIN A RANGE OF POSSIBLE VALUES.)

     On December 31, 1996, the DPUC issued an order (the Order) that implemented a 5-year rate plan that would reduce rates and accelerate the recovery of certain "regulatory" assets beginning with deferred conservation costs. The Order's schedule of rate reductions and accelerated amortizations was based on a DPUC pro forma financial analysis that anticipated the Company would earn an allowed return on common stock equity invested in utility rate base of 11.5% over the period 1997 to 2001. The Order established a set formula to share income that produces a return above the 11.5% level: one-third applied to customer bill reductions, one-third applied to more rapid amortization of regulatory assets, and one-third retained by shareowners. If the Company were to achieve an 11.5% return on common stock equity from its utility investment, then earnings from utility operations would be in the $3.30-$3.40 range for 1997 and succeeding years as well.

     There is no assurance that the Company will achieve the 11.5% return on common stock equity from its utility investment allowed by the DPUC in the Order. Utility income is greatly affected by weather-related sales, fossil fuel prices, nuclear generating unit availability, and interest rates...all items over which the Company has little control, although the Company is actively engaged in hedging its exposure to fluctuating fuel costs and interest rates. If the Company's return on utility equity were to fall below 10.5%, it would not be required to implement any accelerated amortization of regulatory assets.

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

     Also, as part of the Order, the operation of the Company's long-standing fuel adjustment clause mechanism (FAC) that allowed for recovery in retail rates of changes in fossil fuel costs was suspended within a broad range of fuel prices. Revenues will decline by about $6 million in 1997 compared to 1996 due to this suspension of the FAC. While the Company stands to benefit if the prices that the Company pays for its oil purchases fall below about $15 a barrel, current prices are above that level. Although the Company cannot predict the direction that fossil fuel prices will take in 1997 or 1998 and whether it can mitigate entirely this loss of FAC revenue, it is actively engaged in hedging to limit the Company's exposure to increases in fossil fuel prices.

     It should be noted that, although the Order was for the five-year period 1997-2001 and the Company agreed that it would begin to implement the multi-year plan, it did not agree to commit to the five-year period. In addition, the DPUC, in the Order, acknowledged that the Order could be revisited in the light of any new legislation. The Connecticut legislature did not pass an electric utility restructuring bill in the 1997 legislative session, but it is expected such legislation will be reintroduced in 1998.

     The Company's revenues are also dependent on the level of retail sales. The two primary factors that affect retail sales volume are economic conditions and weather. Overall, 1996 weather was milder than normal; however, 1996 also had a leap year day. These two factors were offsetting in their impact on retail sales and, therefore, the actual retail sales for 1996 of 5,340 gigawatt-hours should be considered about "normal" for that year. On this basis, the Company experienced about 1% of "real" sales growth in 1996 (i.e. exclusive of weather and leap year factors) over "normal" 1995 sales. A similar level of growth in 1997 from all customer groups would add about $6 million to sales margin (revenue less fuel expense and revenue-based taxes) and would offset the revenue loss expected from the ramping down and eventual shutdown of Allied Signal Company's manufacturing facilities (approx. .8 % of 1996 sales). Year-to-date net retail sales are less than those in 1996, due principally to weather-related factors. It cannot be assumed that 1997 retail sales will match those of 1996.

     No significant change in wholesale capacity sales revenue was anticipated for 1997. However, price has strengthened in short-term markets due to regional outages of nuclear generating plants, and the Company has increased revenue by $1.3 million from such sales in the first half of 1997. The strength of these markets for the remainder of the year and into 1998 will depend on the timing of the return to service of the nuclear units at Millstone Station and how the capacity and energy markets of the new New England Power Pool bidding system perform.

     The Company has dealt with the potential loss of customers as a result of self-generation, relocation or discontinuation of operations by successfully negotiating 55 multi-year contracts with major customers, including its largest customer, Yale University, which is constructing a cogeneration unit that will produce approximately one half of this customer's electricity requirements
(about 1% of total 1997 retail sales) commencing sometime in early 1998. Additional multi-year customer contracts may be signed in the future. While providing cost reduction and price stability for customers and helping the Company maintain its customer base for the long term, these contracts are expected to cause reductions in retail revenue that have averaged $2-$3 million per year, incrementally, in the recent past.

     The Company expects that generating output from its ownership shares in nuclear generating units (Seabrook Unit 1, Millstone Unit 3, and Connecticut Yankee) will be significantly less in 1997 than in 1996. Seabrook Unit 1 operated at a nearly 97% capacity factor in 1996, well above the assumed "normal" 90% level between refueling outages. A more normal level of Seabrook Unit 1 operation in 1997, and the downtime for a 50-day refueling outage in the second quarter of 1997, will cause the Company to purchase or generate energy using higher cost fuels, leading to about a $3 million increase in fuel expense for the year, net of replacement fuel provision accrued between scheduled refueling outages. The costs of the refueling outage will also contribute to an expected $4 million increase in operations and maintenance expense for Seabrook in 1997 over 1996 levels, which is less than the Company's total cost of the outage because the Company accrues an on-going provision for routine plant outage costs.

     Millstone Unit 3 was taken out of service on March 30, 1996, and will remain shut down pending a comprehensive Nuclear Regulatory Commission (NRC) inquiry into the conformity of the unit and its operations with all applicable NRC regulations and standards. Relative to 1996, the loss of low cost energy from this unit for all of 1997 should add about $1.5 million to the Company's fuel expense. It is not likely that Unit 3 will return to service before year-end 1997, but when it does commence generating, the Company's sales margin will improve from a fuel expense decline of about $500,000, partly offset by replacement fuel provision of about $100,000, for every month of normal operation. The increased costs of correcting deficiencies resulting from the NRC's inquiry are now estimated to add $3.5 million to the Company's expenses in 1997 for its 3.7% ownership share, according to Northeast Utilities, the Unit's majority and operating owner. This amount is in addition to an already escalated expense level for 1996. The Company anticipates that, once NRC deficiencies are corrected and Unit 3 is returned to service, operating costs should ramp down to more normal levels for an efficient and safe nuclear unit of this class. On August 7, 1997, the Company and eight of the other nine minority, non-operating joint owners of Millstone Unit 3 filed a demand for arbitration against The Connecticut Light and Power Company and Western Massachusetts Electric Company, the subsidiaries of Northeast Utilities (NU) who are joint owners of the unit and have contracted with the minority joint owners to operate it, as well as lawsuits against NU and its trustees. The nine non-operating joint owners, who together own about 19.5% of the unit, claim that NU and its subsidiaries failed to comply with NRC regulations, failed to operate Millstone Station in accordance with good utility operating practice and concealed their failures from the non-operating joint owners and the NRC. The arbitration and lawsuits seek to recover costs of purchasing replacement power and increased operation and maintenance costs resulting from the shutdown of Millstone Unit 3.

     The Connecticut Yankee unit was taken out of service on July 23, 1996 and, by decision of the Board of Directors of that company in December of 1996, has been retired. Relative to 1996, the loss of low cost energy from this unit for all of 1997 (it operated at virtually 100% output in 1996 before shutting down) should add about $4.5 million to the Company's fuel expense. This increased fuel expense is expected to be offset by a ramping down of Connecticut Yankee's operating expenses that are now expected to decrease by about $5.5 million for the entire year 1997 ( from $18.3 million in 1996 to $12.8 million in 1997). These expenses are expected to continue to decline by substantial amounts before leveling out at $5-$6 million per year after 1999 until decommissioning is complete. However, the ability of the Company to recover its ownership share of future costs associated with the retirement of the Connecticut Yankee unit will be dependent upon the outcome of pending regulatory filings with the Federal Energy Regulatory Commission.

     To summarize, the total incremental impact of nuclear generating unit outages on the Company's expense levels anticipated for 1997 relative to 1996 is currently estimated as an increase of about $9 million in fuel expense and $2 million in operation and purchased capacity expense. This amount would be equivalent to about $.45 per share.

     Another major factor affecting the Company's earnings prospects will be the Company's ability to control operating expenses. The Company offered voluntary early retirement programs and a voluntary severance program to union, nonunion and management employees in 1996. The cost of these programs resulted in a 1996 pre-tax charge of $23 million and should lead to a 1997 employee reduction of 230 employees from a level of approximately 1,300 employees at year-end 1995. A portion of the resulting personnel cost savings occurred in 1996, but the majority of the savings will be realized as the Company's process re-engineering efforts are completed over the next several years. Incremental savings from personnel reductions of $4 million in 1997 ($1.7 million realized in the first six months) and another $6 million in 1998 are estimated. Other process re-engineering savings are anticipated over this time frame as well.

     On June 30, 1997, the Company's unionized employees accepted a new five-year agreement, amending and extending the existing agreement that was scheduled to remain in effect through May 15, 1998. The new agreement provides for, among other things, 2% annual wage increases beginning in May 1998, and annual lump sum bonuses of 2.5% of base annual straight time wages (not cumulative). These provisions will restrict the growth of the Company's bargaining unit base wage expense to about $500,000 per year. The agreement also provides for job security for longer term bargaining unit employees, and will allow the Company some flexibility in adjusting work methods, as part of its ongoing process re-engineering efforts.

     Anticipated depreciation expense should increase by $2-3 million in 1997 from 1996 levels, a slower rate of increase than in prior years because 1996 capital spending of $45 million (excluding nuclear fuel) was at its lowest level in over 15 years, and also because new conservation spending is no longer capitalized and depreciated.

     The Company expects continued reductions in annual interest expense of about $8-9 million to a 1997 level of $61-62 million, at current rates. This reduction is due to refinancings of Company debt in 1996 and 1997, as well as a significant repayment of debt in 1996 and 1997 made possible by the Company's excellent cash flow position. In fact, although the Company had no net change in retained earnings in 1996, it was able to improve its equity ratio from 31.7% to 33.2% as a result of debt reduction. The anticipated 1997 interest expense level is about 45% below the 1989 level and would mark the eighth consecutive year of net interest expense decline.

     In the fall of 1996, using proceeds of a lower cost bank term loan, the Company was successful in purchasing $67 million of the approximately $200 million principal amount of outstanding Seabrook Lease Obligation Bonds, to hold in its own account. The interest income that the Company receives from its $67 million investment in these bonds appears on the income statement as a credit to interest expense, partially offsetting the interest expense incurred on the Seabrook Lease Obligation Bonds.

     The Company expects an improvement in unregulated subsidiary earnings in 1997 compared to the results of 1996, due partly to non-recurrence of one-time pre-tax charges incurred in 1996 totaling $4.3 million and, also, the achievement of a near "break-even" level in earnings from subsidiary operations, which would result in an increase in pre-tax income of $3-$4 million. In the near term, the Company's investments in these subsidiaries are unlikely to have a major positive effect on earnings, but the Company continues to believe that these investments will contribute to future earnings growth.

     As announced in a press release dated July 1, 1997, the Company will loan up to $15 million to the Company's Employee Stock Ownership Plan ("ESOP") for the purpose of purchasing shares of the Company's common stock in open-market transactions. As of July 31, 1997, approximately 200,000 shares had been purchased by the ESOP. Based on this number of shares purchased, the net effect will be to increase earnings per share by about $.01 in 1997 and by an additional $.02 per share in 1998. At the current price of about $35 per share, the Company's ESOP could purchase about 230,000 additional shares, approximately doubling the earnings per share impacts. The earnings per share impact will gradually reverse, to no net change at the end of the 12-year period, as the shares are allocated to employees' ESOP accounts and the loan is repaid.

     The Company expects that 1997 quarterly earnings from operations will follow a pattern similar to that of 1996, with third quarter earnings contributing over half of the annual total. Summer seasonal retail sales and summer pricing are the predominant factors contributing to this pattern.

     In order to achieve the DPUC-allowed 11.5% return on common stock equity from utility operations, the Company will have to compensate in the last half of 1997 for increased nuclear generation costs and lower first half sales. Although sales in the third quarter are highly weather-sensitive and could add greatly to annual earnings, and although management has intensified its efforts to reduce costs in the second-half of 1997, it will be difficult to achieve a $3.30-3.40 level in earnings per share from operations. The one-time tax benefit taken in the second quarter of 1997, however, makes this earnings target a more reasonable prospect for total earnings for the year.

     Looking forward to 1998, the Company is expecting significant expense declines from a number of sources. From the nuclear generating units, it is expected that operation and maintenance expenses associated with Seabrook Unit 1 and Connecticut Yankee should decline by a total of about $10 million; if Millstone Unit 3 returns to service, the expense associated with that unit should decline as well. Seabrook Unit 1 should have no refueling outage in 1998 and, if it operates at normal 90% availability, fuel expense should decline by about $1.4 million, net of replacement fuel provision accrual between scheduled refueling outages; if Millstone Unit 3 returns to service, fuel expense should decline by $400,000 for every month of operation, net of fuel provision of $100,000 per month...up to $5 million for the year. As noted above, personnel costs should decline by about $6 million from reductions in personnel. Interest costs are expected to continue to decline by about $7 million from reductions in interest rates and repayment of debt, reaching a level (about $54 million) last experienced in 1984. While there will probably be some decline in 1997 retail revenues due to bill reductions (no net sales growth is anticipated, as Yale University begins to cogenerate a portion of its electricity requirements), and while other factors may increase costs (e.g. wage increases, depreciation), the substantial expense reductions identified above should allow earnings from operations to increase into the above-11.5% return on common stock equity "sharing" range of the DPUC Order and above the $3.40 per share level.

     Although the $2.88 indicated annual common dividend level for 1996 represented a payout of 100% of total 1996 earnings, the Company's cash flow remains, and is expected to remain, very strong. Net cash provided by operating activities was $144.8 million in 1996, nearly 3.6 times the common dividend payout, one of the highest such "coverage" levels in the utility industry. The DPUC Order will limit earnings from utility operations such that further dividend increases may have to be delayed for several years. However, the Order should allow the Company to recover some of its regulatory assets more rapidly, help it prepare for competition in the electric industry, and help maintain its cash flow at its excellent current level through the end of the decade. If the Company is able to grow income and earnings into the "sharing" range in 1998, the common stock dividend payout ratio at the current dividend rate would be close to 80%.

     On February 5, 1997, the Board of Directors of the Company, at a special meeting, reaffirmed the quarterly common stock dividend at the indicated annual rate of $2.88 per share, seeking to assure investors of the security of that dividend level. However, the ability to maintain this dividend level, or to declare future dividend increases, will depend upon the level of the Company's future earnings and cash flow, which are dependent upon many factors and events affecting the Company's financial condition and outlook that cannot be known or predicted at this time.

     One such event concerns legal proceedings involving a personal property tax dispute with the City of New Haven (the City). An April 1997 Connecticut Supreme Court ruling allows the City to reassess property values on the Company's equipment in each tax year from 1990 to 1996. The decision did not, however, approve any assessment valuation methodology or amount, and the Company is vigorously contesting these issues, for all of the tax years, in lower court proceedings. It remains the present opinion of the Company that the ultimate outcome of this dispute will not have a significant impact on the long-term financial position of the Company.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     See the Company's Quarterly Report (Form 10-Q) for the fiscal quarter ended March 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

           Exhibit
          Table Item            Exhibit
           Number               Number                                   Description
          ----------            -------                                  -----------

            (10)                 10.9d        Notice,   dated  April  22,  1997,  of  The  United  Illuminating
                                              Company's   intention  to  extend  term  of   Transmission   Line
                                              Agreement dated January 13,  1966 Exhibit 10.9a*, as supplemented and modified by Letter  Agreement  dated  March 28,  1985 Exhibit
                                              10.9c**

            (12), (99)           12           Statement  Showing  Computation  of Ratios of  Earnings  to Fixed
                                              Charges  and Ratios of Earnings  to  Combined  Fixed  Charges and
                                              Preferred Stock Dividend  Requirements  (Twelve Months Ended June
                                              30, 1997 and Twelve Months Ended  December 31,  1996, 1995, 1994,
                                              1993 and 1992).

            (27)                 27           Financial Data Schedule

-----------------------
*    Filed with Registration Statement No. 2-60849, effective July 24, 1978.
**   Filed with Annual Report (Form 10-K) for fiscal year ended December 31,
     1991.

     (b) Reports on Form 8-K.

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE UNITED ILLUMINATING COMPANY




Date     08/12/97                    Signature      /s/ Robert L. Fiscus
     ----------------------                     -------------------------------
                                                        Robert L. Fiscus
                                                         President and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX



        Exhibit
      Table Item    Exhibit
        Number      Number                        Description                                   Page No.
      ----------    -------                       -----------

         (10)       10.9d         Notice,  dated April 22,  1997,  of The
                                  United  Illuminating  Company's  intention  to
                                  extend  term of  Transmission  Line  Agreement
                                  dated  January 13,  1966  Exhibit  10.9a*,  as
                                  supplemented  and modified by Letter Agreement
                                  dated March 28, 1985 Exhibit 10.9c**

      (12), (99)    12            Statement  Showing  Computation  of Ratios of
                                  Earnings to Fixed Charges and Ratios of
                                  Earnings to Combined  Fixed Charges and
                                  Preferred  Stock Dividend  Requirements
                                  (Twelve  Months  Ended June 30, 1997 and
                                  Twelve Months Ended December 31, 1996, 1995,
                                  1994, 1993 and 1992).

         (27)       27            Financial Data Schedule

-----------------------
*    Filed with Registration Statement No. 2-60849, effective July 24, 1978.
**   Filed with Annual Report (Form 10-K) for fiscal year ended December 31,
     1991.