Form 10-Q
period 1997-09-30
UNITED ILLUMINATING CO
filed 1997-11-13
CIK 101265

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from              to
                                       --------------   ---------------


Commission file number 1-6788

                         THE UNITED ILLUMINATING COMPANY

             (Exact name of registrant as specified in its charter)

            CONNECTICUT                               06-0571640
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

157 CHURCH STREET, NEW HAVEN, CONNECTICUT                          06506
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

     The number of shares outstanding of the issuer's only class of common stock, as of September 30, 1997, was 14,101,291.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

Item 1.  Financial Statements.                                               3

         Consolidated Statement of Income for the three and nine
           months ended September 30, 1997 and 1996.                         3
         Consolidated Balance Sheet as of September 30, 1997 and
           December 31, 1996.                                                4
         Consolidated Statement of Cash Flows for the three and nine
          months ended September 30, 1997 and 1996.                          6

         Notes to Consolidated Financial Statements.                         7
           -   Statement of Accounting Policies                              7
           -   Capitalization                                                8
           -   Income Taxes                                                 10
           -   Short-term Credit Arrangements                               11
           -   Supplementary Information                                    12
           -   Fuel Financing Obligations and Other Lease Obligations       13
           -   Commitments and Contingencies                                13
               -  Capital Expenditure Program                               13
               -  Nuclear Insurance Contingencies                           13
               -  Other Commitments and Contingencies                       14
                  - Connecticut Yankee                                      14
                  - Hydro-Quebec                                            14
                  - Voluntary Early Retirement and Separation Programs      14
                  - Property Taxes                                          14
                  - Site Decontamination, Demolition and Remediation Costs  15
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning      15

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                        17

           -   Major Influences on Financial Condition                      17
           -   Capital Expenditure Program                                  19
           -   Liquidity and Capital Resources                              20
           -   Subsidiary Operations                                        21
           -   Results of Operations                                        21
           -   Looking Forward                                              24

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                 30

Item 6.  Exhibits and Reports on Form 8-K.                                  31

         SIGNATURES                                                         33

                          PART I: FINANCIAL INFORMATION
                          ITEM I: FINANCIAL STATEMENTS
                         THE UNITED ILLUMINATING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       Three Months Ended             Nine Months Ended
                                                                          September 30,                 September 30,
                                                                       1997           1996            1997          1996
                                                                       ----           ----            ----          ----
OPERATING REVENUES (NOTE G)                                            $196,563       $209,167        $540,662      $548,817
                                                                   -------------  -------------   -------------  ------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                     44,024         48,825         137,965       114,220
     Capacity purchased                                                   8,359         11,851          30,198        33,799
     Early retirement program charges                                         -         14,946               -        23,033
     Other                                                               38,415         36,269         115,324       113,250
  Maintenance                                                            10,122          9,112          30,016        28,054
  Depreciation                                                           17,239         16,866          57,945        49,518
  Amortization of cancelled nuclear project and deferred return           3,440          3,440          10,319        10,319
  Income taxes (Note E)                                                  23,101         18,449          35,128        43,722
  Other taxes (Note G)                                                   13,512         14,943          40,574        43,523
                                                                   -------------  -------------   -------------  ------------
       Total                                                            158,212        174,701         457,469       459,438
                                                                   -------------  -------------   -------------  ------------
OPERATING INCOME                                                         38,351         34,466          83,193        89,379
                                                                   -------------  -------------   -------------  ------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction                       (12)           165             330           547
  Other-net (Note G)                                                         83            (89)          1,589          (555)
  Non-operating income taxes                                              1,981          1,669           4,920         4,487
                                                                   -------------  -------------   -------------  ------------
       Total                                                              2,052          1,745           6,839         4,479
                                                                   -------------  -------------   -------------  ------------
INCOME BEFORE INTEREST CHARGES                                           40,403         36,211          90,032        93,858
                                                                   -------------  -------------   -------------  ------------
INTEREST CHARGES
  Interest on long-term debt                                             16,233         16,270          48,481        49,063
  Interest on Seabrook obligation bonds owned by the company             (1,691)             -          (5,073)            -
  Other interest (Note G)                                                   872            483           2,490         1,761
  Allowance for borrowed funds used during construction                    (288)          (286)         (1,127)       (1,030)
                                                                   -------------  -------------   -------------  ------------
                                                                         15,126         16,467          44,771        49,794
  Amortization of debt expense and redemption premiums                      672            637           1,998         1,947
                                                                   -------------  -------------   -------------  ------------
       Net Interest Charges                                              15,798         17,104          46,769        51,741
                                                                   -------------  -------------   -------------  ------------

MINORITY INTEREST IN PREFERRED SECURITIES                                 1,203          1,203           3,609         3,609
                                                                   -------------  -------------   -------------  ------------

NET INCOME                                                               23,402         17,904          39,654        38,508
Discount on preferred stock redemptions                                     (29)           (14)            (48)       (1,840)
Dividends on preferred stock                                                 51             52             154           279
                                                                   -------------  -------------   -------------  ------------
INCOME APPLICABLE TO COMMON STOCK                                       $23,380        $17,866         $39,548       $40,069
                                                                   =============  =============   =============  ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                              13,887         14,101          14,029        14,101

EARNINGS PER SHARE OF COMMON STOCK                                        $1.68          $1.27           $2.82         $2.84

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                         $0.72          $0.72           $2.16         $2.16

                The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                             (Thousands of Dollars)

                                                          September 30,        December 31,
                                                               1997               1996*
                                                               ----               ----
                                                           (Unaudited)
Utility Plant at Original Cost
  In service                                                  $1,863,176          $1,843,952
  Less, accumulated provision for depreciation                   634,488             585,646
                                                          ---------------     ---------------
                                                               1,228,688           1,258,306

Construction work in progress                                     33,231              40,998
Nuclear fuel                                                      27,073              23,010
                                                          ---------------     ---------------
     Net Utility Plant                                         1,288,992           1,322,314
                                                          ---------------     ---------------


Other Property and Investments                                    30,836              26,081
                                                          ---------------     ---------------

Current Assets
  Cash and temporary cash investments                             86,865               6,394
  Accounts receivable
   Customers, less allowance for doubtful
     accounts of $1,800 and $2,300                                64,138              63,722
   Other                                                          21,534              38,367
  Accrued utility revenues                                        23,630              29,139
  Fuel, materials and supplies, at average cost                   20,044              22,010
  Prepayments                                                      7,886               3,608
  Other                                                              159                 110
                                                          ---------------     ---------------
     Total                                                       224,256             163,350
                                                          ---------------     ---------------

Deferred Charges
  Unamortized debt issuance expenses                               6,781               6,580
  Other                                                            2,350               1,485
                                                          ---------------     ---------------
     Total                                                         9,131               8,065
                                                          ---------------     ---------------

Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
  Income taxes due principally to book-tax differences           279,600             289,672
  Connecticut Yankee                                              56,830              64,851
  Deferred return - Seabrook Unit 1                               28,318              37,757
  Unamortized redemption costs                                    27,458              25,063
  Unamortized cancelled nuclear projects                          12,417              13,297
  Uranium enrichment decommissioning cost                          1,281               1,377
  Other                                                            6,626               9,068
                                                          ---------------     ---------------
     Total                                                       412,530             441,085
                                                          ---------------     ---------------

                                                              $1,965,745          $1,960,895
                                                          ===============     ===============

*Derived from audited financial statements

                The accompanying Notes to Consolidated Financial
             Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)

                                                           September 30,        December 31,
                                                                1997               1996*
                                                           -------------        ------------
                                                            (Unaudited)
Capitalization (Note B)
  Common stock equity
    Common stock                                                 $284,579            $284,579
    Paid-in capital                                                   772                 772
    Capital stock expense                                          (2,182)             (2,182)
    Unearned employee stock ownership plan equity                 (10,390)                  -
    Retained earnings                                             166,140             156,847
                                                           ---------------     ---------------
                                                                  438,919             440,016
  Preferred stock                                                   4,351               4,461
  Minority interest in preferred securities                        50,000              50,000
  Long-term debt
    Long-term debt                                                795,459             826,527
    Investment in Seabrook obligation bonds                       (66,847)            (66,847)
                                                           ---------------     ---------------
      Net Long-term debt                                          728,612             759,680

          Total                                                 1,221,882           1,254,157
                                                           ---------------     ---------------

Noncurrent Liabilities
  Pensions accrued                                                 46,287              49,205
  Connecticut Yankee contract obligation                           45,731              54,752
  Obligations under capital leases                                 16,941              17,193
  Nuclear decommissioning obligation                               16,168              12,851
  Other                                                             5,294               4,815
                                                           ---------------     ---------------
          Total                                                   130,421             138,816
                                                           ---------------     ---------------

Current Liabilities
  Current portion of long-term debt                               112,135              69,900
  Notes payable                                                    43,995              10,965
  Accounts payable                                                 42,886              68,058
  Dividends payable                                                10,000              10,205
  Taxes accrued                                                    11,606                 503
  Interest accrued                                                 16,443              13,835
  Obligations under capital leases                                    333                 315
  Other accrued liabilities                                        33,771              36,091
                                                           ---------------     ---------------
          Total                                                   271,169             209,872
                                                           ---------------     ---------------

Customers' Advances for Construction                                1,874               1,888
                                                           ---------------     ---------------

Regulatory Liabilities (future amounts owed to customers
                        through the ratemaking process)
  Accumulated deferred investment tax credits                      16,576              17,147
  Other                                                             2,047               1,811
                                                           ---------------     ---------------
          Total                                                    18,623              18,958
                                                           ---------------     ---------------

Deferred Income Taxes (future tax liabilities owed                321,776             337,204
                       to taxing authorities)
Commitments and Contingencies (Note L)
                                                           ---------------     ---------------
                                                               $1,965,745          $1,960,895
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

                         THE UNITED ILLUMINATING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                      Three Months Ended         Nine  Months Ended
                                                                         September 30,              September 30,
                                                                      1997          1996         1997           1996
                                                                      ----          ----         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                           $23,402      $17,904       $39,654        $38,508
                                                                   ------------  -----------  ------------  -------------
  Adjustments  to  reconcile  net  income
   to net  cash  provided  by  operating activities:
     Depreciation and amortization                                      18,405       17,915        61,460         52,734
     Deferred income taxes                                               5,609       (1,421)       (5,356)       (10,569)
     Deferred investment tax credits - net                                (190)        (190)         (571)          (571)
     Amortization of nuclear fuel                                        1,785        1,604         4,662          4,090
     Allowance for funds used during construction                         (276)        (451)       (1,457)        (1,577)
     Amortization of deferred return                                     3,146        3,146         9,439          9,439
     Early retirement costs accrued                                          -       14,946             -         23,033
     Changes in:
             Accounts receivable - net                                  (6,754)     (11,731)       16,417        (15,773)
             Fuel, materials and supplies                                1,007          815         1,966           (489)
             Prepayments                                                (3,687)      (4,006)       (4,278)        (5,291)
             Accounts payable                                             (517)        (539)      (25,172)        (9,652)
             Interest accrued                                           (6,529)      (8,090)        2,608          1,872
             Taxes accrued                                               9,202        6,444        11,103         11,675
             Other assets and liabilities                                  336       19,745        (1,998)        13,870
                                                                   ------------  -----------  ------------  -------------
     Total Adjustments                                                  21,537       38,187        68,823         72,791
                                                                   ------------  -----------  ------------  -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               44,939       56,091       108,477        111,299
                                                                   ------------  -----------  ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock                                                        (10,390)           -       (10,390)            40
   Long-term debt                                                       98,500            -        98,500          7,500
   Notes payable                                                         8,354      (35,000)       33,030              -
   Securities redeemed and retired:
     Preferred stock                                                       (70)         (33)         (110)        (6,078)
     Long-term debt                                                    (55,749)      (7,725)      (88,334)       (18,525)
   Discount on preferred stock redemption                                   29           14            48          1,840
   Expense of issue                                                     (1,500)        (275)       (1,500)          (275)
   Lease obligations                                                       (80)         (74)         (234)          (216)
   Dividends
     Preferred stock                                                       (51)         (52)         (155)          (358)
     Common stock                                                      (10,153)     (10,153)      (30,459)       (30,246)
                                                                   ------------  -----------  ------------  -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     28,890      (53,298)          396        (46,318)
                                                                   ------------  -----------  ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Plant expenditures, including nuclear fuel                          (4,215)     (12,331)      (28,402)       (33,865)
                                                                   ------------  -----------  ------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                                   (4,215)     (12,331)      (28,402)       (33,865)
                                                                   ------------  -----------  ------------  -------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                               69,614       (9,538)       80,471         31,116
BALANCE AT BEGINNING OF PERIOD                                          17,251       45,724         6,394          5,070
                                                                   ------------  -----------  ------------  -------------
BALANCE AT END OF PERIOD                                               $86,865      $36,186       $86,865        $36,186
                                                                   ============  ===========  ============  =============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                                $19,819      $24,377       $40,578        $47,960
                                                                   ============  ===========  ============  =============
   Income taxes                                                         $9,000      $14,200       $26,773        $40,825
                                                                   ============  ===========  ============  =============

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

                                   (UNAUDITED)

     The consolidated financial statements of the Company and its wholly-owned subsidiary, United Resources, Inc., have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 1996. Such notes are supplemented as follows:

(A)  STATEMENT OF ACCOUNTING POLICIES

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

     The weighted average AFUDC rates applied in the first nine months of 1997 and 1996 were 7.83% and 8.50%, respectively, on a before-tax basis.

CASH AND CASH EQUIVALENTS

     For cash flow purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

NUCLEAR DECOMMISSIONING TRUSTS

     External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $1.9 million and $1.6 million in the first nine months of 1997 and 1996, respectively, into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At September 30, 1997, the Company's shares of the trust fund balances, which included accumulated earnings on the funds, were $11.4 million and $4.8 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and
Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

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

     At September 30, 1997, the Company had entered into swap agreements for 400,000 barrels of fuel oil, for the period October 1 through December 31, 1997, at a weighted average price of $15.82 per barrel and has call options for 99,999 barrels of fuel oil at $19.25 per barrel. The Company has entered into swap

                         THE UNITED ILLUMINATING COMPANY
agreements for 275,000 barrels of fuel oil at a weighted average price of $16.74 and has call options for 240,000 barrels of fuel oil at a weighted average price of $18.29 per barrel for the first three quarters of 1998.

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

(B)  CAPITALIZATION

     (A) COMMON STOCK

     The Company had 14,101,291 shares of its common stock, no par value, outstanding at September 30, 1997, of which 307,700 shares were unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP") and not recognized as outstanding for accounting purposes.

     In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods from one to ten years following the dates when the options are granted. The Connecticut Department of Public Utility Control (DPUC) has approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 17,799 shares of stock at an exercise price of $30 per share, 188,200 shares of stock at an exercise price of $30.75 per share, 600 shares of stock at an exercise price of $31.1875 per share, 4,000 shares of stock at an exercise price of $35.625 per share, 34,332 shares of stock at an exercise price of $39.5625 per share, and 5,000 shares of stock at an exercise price of $42.375 per share have been granted by the Board of Directors and remained outstanding at September 30, 1997.

     The Company has entered into an arrangement under which it will loan up to $15 million to The United Illuminating Company ESOP. The trustee for the ESOP will use the funds to purchase shares of the Company's common stock in open market transactions. The shares will be allocated to employees' ESOP accounts, as the loan is repaid, to cover a portion of the Company's required ESOP contributions. The loan will be repaid by the ESOP over a twelve-year period, using the Company contributions and dividends paid on the unallocated shares of the stock held by the ESOP. As of September 30, 1997, 307,700 shares, with a fair market value of $11.2 million, had been purchased by the ESOP and had not been allocated to ESOP participants.

     (B) RETAINED EARNINGS RESTRICTION

     The indenture under which $200 million principal amount of Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $107.2 million were free from such limitations at September 30, 1997.

     (C) PREFERRED STOCK

     In February 1997, the Company purchased at a discount on the open market, and canceled, 403 shares of its $100 par value 4.35%, Series A preferred stock. The shares, having a par value of $40,300, were purchased for $21,271, creating a net gain of $19,029.

                         THE UNITED ILLUMINATING COMPANY

     In August 1997, the Company purchased at a discount on the open market, and canceled, 500 shares of its $100 par value 4.72%, Series B preferred stock and 200 shares of its $100 par value 4.64%, Series C preferred stock. These shares, having a par value of $70,000, were purchased for $41,100, creating a net gain of $28,900.

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

     On July 30, 1997, the Company borrowed $98.5 million from the Business Finance Authority of the State of New Hampshire (BFA), representing the proceeds from the issuance by the BFA of $98.5 million principal amount of tax-exempt Pollution Control Refunding Revenue Bonds (PCRRBs). The Company is obligated, under its borrowing agreement with the BFA, to pay to a trustee for the PCRRBs' bondholders such amounts as will pay, when due, the principal of and the premium, if any, and interest on the PCRRBs. The PCRRBs will mature in 2027, and their interest rate can be adjusted periodically to reflect prevailing market conditions. The PCRRBs were issued at an initial interest rate of 3.75%, which is being adjusted weekly. The Company has used the proceeds of this $98.5 million borrowing to cause the redemption and repayment of $25 million of 9 3/8%, 1987 Series A, Pollution Control Revenue Bonds, $43.5 million of 10 3/4%, 1987 Series B, Pollution Control Revenue Bonds, and $30 million of Adjustable Rate, 1990 Series A, Solid Waste Disposal Revenue Bonds, three outstanding series of tax-exempt bonds on which the Company also had a payment obligation to a trustee for the bondholders. Expenses associated with this transaction, including redemption premiums totaling $2,055,000 and other expenses of approximately $1,500,000, are being borne by the Company.

     On November 12, 1997, the Company refinanced the secured lease obligation bonds that were issued in 1990 in connection with the sale and leaseback by the Company of a portion of its ownership share in Seabrook Unit 1. All of the outstanding $69,593,000 principal amount of 9.76% Series 2006 Seabrook Lease Obligation Bonds (the "9.76% Bonds") and $129,055,000 principal amount of 10.24% Series 2020 Seabrook Lease Obligation Bonds (the "10.24% Bonds") were redeemed. The redemption premiums paid on the 9.76% Bonds and the 10.24% Bonds were $1,884,549 and $8,589,901, respectively. The Bonds were refunded with the proceeds from the issuance of $203,088,000 principal amount of 7.83% Seabrook Lease Obligation Bonds due January 2, 2019 (the "7.83% Bonds") the principal of which will be payable from time to time in installments. Transaction expenses totaling $1,530,022 and redemption premiums totaling $8,139,978 were paid from the proceeds of the 7.83% Bonds and will be repaid as part of the Company's Lease payments over the remaining term of the Lease. The remainder of the redemption premiums ($2,334,472) and transaction expenses were paid by the Company and will be amortized over the remainder of the Lease term. The transaction reduces the interest rate on the leaseback arrangement, which is treated as long-term debt on the Company's Consolidated Balance Sheet, from 8.45% to 7.56%. The Company owned $16,997,000 principal amount of the 9.76% Bonds and $49,850,000 principal amount of the 10.24% Bonds. The Company used the proceeds from the redemption of these bonds ($70,662,688, including redemption premiums totaling $3,815,688), plus available funds and short-term borrowings, to purchase $101,388,000 principal amount of the 7.83% Bonds. The Company intends to hold the 7.83% Bonds until maturity and has recognized the investment as an offset to long-term debt on its Consolidated Balance Sheet.

                         THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                            Three Months Ended             Nine Months Ended
(E) INCOME  TAXES                                              September 30,                 September 30,
                                                            1997          1996            1997          1996
                                                            ----          ----            ----          ----
Income tax expense consists of:                                   (000's)                       (000's)

Income tax provisions:
  Current
             Federal                                         $11,899       $13,887         $27,346       $37,932
             State                                             3,802         4,504           8,789        12,443
                                                         ------------  ------------    ------------  ------------
                Total current                                 15,701        18,391          36,135        50,375
                                                         ------------  ------------    ------------  ------------
  Deferred
             Federal                                           4,602          (585)         (3,397)       (6,265)
             State                                             1,007          (836)         (1,959)       (4,304)
                                                         ------------  ------------    ------------  ------------
                Total deferred                                 5,609        (1,421)         (5,356)      (10,569)
                                                         ------------  ------------    ------------  ------------

  Investment tax credits                                        (190)         (190)           (571)         (571)
                                                         ------------  ------------    ------------  ------------

     Total income tax expense                                $21,120       $16,780         $30,208       $39,235
                                                         ============  ============    ============  ============

Income tax components charged as follows:
  Operating expenses                                         $23,101       $18,449         $35,128       $43,722
  Other income and deductions - net                           (1,981)       (1,669)         (4,920)       (4,487)
                                                         ------------  ------------    ------------  ------------

     Total income tax expense                                $21,120       $16,780         $30,208       $39,235
                                                         ============  ============    ============  ============


The following table details the components of the
 deferred income taxes:
     Fossil fuel decommissioning reserve                       ($142)            -         ($7,144)            -
     Conservation and load management                           (931)         (464)         (5,022)         (954)
     Accelerated depreciation                                  1,459         1,374           4,378         4,122
     Tax depreciation on unrecoverable plant investment        1,232         1,244           3,695         3,732
     Seabrook sale/leaseback transaction                       1,486         1,575          (3,686)       (3,669)
     Pension benefits                                          1,983        (5,298)          2,092        (9,302)
     Unit overhaul and replacement power costs                  (287)         (641)          1,099        (2,651)
     Deferred fossil fuel costs                                    -          (263)           (686)          402
     Postretirement benefits                                     187           126            (105)         (671)
     Other - net                                                 622           926              23        (1,578)
                                                         ------------  ------------    ------------  ------------

Deferred income taxes - net                                   $5,609       ($1,421)        ($5,356)     ($10,569)
                                                         ============  ============    ============  ============

                                        - 10 -

                         THE UNITED ILLUMINATING COMPANY

(F)  SHORT-TERM CREDIT ARRANGEMENTS

     The Company has a revolving credit agreement with a group of banks that currently extends to December 10, 1997. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of September 30, 1997, the Company had $40 million of short-term borrowings outstanding under this facility.

                         THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(G)  SUPPLEMENTARY INFORMATION


                                                                Three Months Ended                Nine Months Ended
                                                                   September 30,                    September 30,
                                                               1997            1996             1997             1996
                                                               ----            ----             ----             ----
                                                                      (000's)                          (000's)

Operating Revenues
------------------
     Retail                                                     $177,323        $184,450         $473,848         $497,973
     Wholesale - capacity                                          2,483           1,784            7,265            5,286
               - energy                                           15,510          22,097           56,783           43,355
     Other                                                         1,247             836            2,766            2,203
                                                           --------------  --------------   --------------   --------------
          Total Operating Revenues                              $196,563        $209,167         $540,662         $548,817
                                                           ==============  ==============   ==============   ==============

Sales by Class(MWH's)
---------------------
    Retail
     Residential                                                 505,070         490,460        1,415,844        1,432,544
     Commercial                                                  613,924         609,643        1,697,625        1,719,858
     Industrial                                                  305,492         304,451          867,082          858,926
     Other                                                        12,008          11,931           36,256           35,897
                                                           --------------  --------------   --------------   --------------
                                                               1,436,494       1,416,485        4,016,807        4,047,225
    Wholesale                                                    608,754         759,416        2,104,892        1,608,917
                                                           --------------  --------------   --------------   --------------
          Total Sales by Class                                 2,045,248       2,175,901        6,121,699        5,656,142
                                                           ==============  ==============   ==============   ==============

Other Taxes

    Charged to:
     Operating:
        State gross earnings                                      $6,777          $7,608          $18,005          $20,507
        Local real estate and personal property                    5,451           6,106           17,742           18,637
        Payroll taxes                                              1,284           1,229            4,827            4,379
                                                           --------------  --------------   --------------   --------------
                                                                  13,512          14,943           40,574           43,523
     Nonoperating and other accounts                                 111              78              343              474
                                                           --------------  --------------   --------------   --------------
          Total Other Taxes                                      $13,623         $15,021          $40,917          $43,997
                                                           ==============  ==============   ==============   ==============

Other Income and (Deductions) - net
-----------------------------------
     Interest and dividend income                                   $458            $283           $1,384             $924
     Equity earnings from Connecticut Yankee                         312             331            1,000            1,080
     Loss from subsidiary companies                                  (75)           (579)            (970)          (2,134)
     Miscellaneous other income and (deductions) - net              (612)           (124)             175             (425)
                                                           --------------  --------------   --------------   --------------
          Total Other Income and (Deductions) - net                  $83            ($89)          $1,589            ($555)
                                                           ==============  ==============   ==============   ==============

Other Interest Charges
----------------------
     Notes Payable                                                  $749            $167           $1,949             $882
     Other                                                           123             316              541              879
                                                           --------------  --------------   --------------   --------------
          Total Other Interest Charges                              $872            $483           $2,490           $1,761
                                                           ==============  ==============   ==============   ==============

                         THE UNITED ILLUMINATING COMPANY

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

     The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million of fossil fuel purchases. Under this agreement, the financing entity may acquire and/or store natural gas, coal and fuel oil for sale to the Company, and the Company may purchase these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to November 1998. At September 30, 1997, approximately $21.5 million of fossil fuel purchases were being financed under this agreement.

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

                        THE UNITED ILLUMINATING COMPANY

OTHER COMMITMENTS AND CONTINGENCIES

                               CONNECTICUT YANKEE

     On December 4, 1996, the Board of Directors of the Connecticut Yankee Atomic Power Company (Connecticut Yankee) voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. The Company has a 9.5% stock ownership share in Connecticut Yankee and relied on the Connecticut Yankee Unit for approximately 3.7% of the Company's 1995 total generating resources. The power purchase contract under which the Company has purchased its 9.5% entitlement to the Connecticut Yankee Unit's power output permits Connecticut Yankee to recover 9.5% of all of its costs from UI. Connecticut Yankee has filed revised decommissioning cost estimates and amendments to the power contracts with its owners with the Federal Energy Regulatory Commission (FERC). The preliminary estimate of the amount of future payments for the closing, decommissioning and recovery of the remaining investment in the Connecticut Yankee Unit is approximately $763 million. Based on regulatory precedent, Connecticut Yankee believes it will continue to collect from its owners its decommissioning costs, the unrecovered investment in the Connecticut Yankee Unit and other costs associated with the permanent shutdown of the Connecticut Yankee Unit. UI expects that it will continue to be allowed to recover all FERC-approved costs from its customers through retail rates. The Company's estimate of its remaining share of costs, less return of investment (approximately $10 million) and return on investment (approximately $7.6 million) at September 30, 1997, is approximately $45.7 million. This estimate, which is subject to ongoing review and revision, has been recorded by the Company as a regulatory asset and an obligation on the Consolidated Balance Sheet.

                                  HYDRO-QUEBEC

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase II of this facility, in which UI has a 5.45% participating share, increased the capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. The Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of September 30, 1997, the Company's guarantee liability for this debt was approximately $7.6 million.

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

                                 PROPERTY TAXES

     On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. On May
7, 1994,  the Company  received a  "Certificate  of  Correction....to  correct a clerical omission or mistake" from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994, generating tax claims of approximately $3.5 million. On March 1, 1995, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1995-1996, which notices purport to increase said assessed value by approximately 48%

                        THE UNITED ILLUMINATING COMPANY
over the valuation declared by the Company, generating tax claims of approximately $3.5 million. On May 11, 1995, the Company received notices of assessment changes relative to the assessed values of the Company's personal property for the tax years 1992-1993 and 1993-1994, which notices purport to increase said assessed values by approximately 45% and 49%, respectively, over the valuations declared by the Company, generating tax claims of approximately $4.1 million and $3.5 million, respectively. On March 8, 1996, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1996-1997, which notices purport to increase said assessed value by approximately 57% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.8 million. On March 7, 1997, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1997-1998, which notices purport to increase said assessed value by approximately 54% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.7 million. The Company is vigorously contesting each of these actions by the City's tax assessor. In January 1996, the Connecticut Superior Court granted the Company's motion for summary judgment against the City relative to the earliest tax year at issue, 1991-1992, ruling that, after January 31, 1992, the tax assessor had no statutory authority to revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. This Superior Court decision, which would also have been applicable to and defeated the assessor's valuation increases for the two subsequent tax years, 1992-1993 and 1993-1994, was appealed by the City. On April 11, 1997, the Connecticut Supreme Court reversed the Superior Court's decisions in this and two other companion cases involving other taxpayers, ruling that the tax assessor had a three-year period in which to audit and revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. It is currently anticipated that all of the pending cases for all of the tax years in dispute will now be scheduled for trial in the Superior Court relative to the Company's claim that the tax assessor's increases in personal property tax assessments for the three earliest years were unlawful for other reasons and relative to the vigorously contested issue, for all of the tax years, as to the reasonableness of the tax assessor's valuation method, both as to amount and methodology. It is the present opinion of the Company that the ultimate outcome of this dispute will not have a significant impact on the long-term financial position of the Company.

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

     The Company has estimated that the total cost of decontaminating and demolishing its decommissioned and demolished Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $7.9 million had been incurred as of September 30, 1997, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 Connecticut Department of Public Utility Control retail rate decision, beginning January 1, 1993, the Company has been recovering through retail rates $1.075 million of the remediation costs per year. The remediation costs, property value and recovery from customers will be subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $451 million (in 1997 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be approximately $79 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the first nine months of 1997 was $1,563,000. UI's share of the fund at September 30, 1997 was approximately $11.4 million.

                        THE UNITED ILLUMINATING COMPANY

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The current decommissioning cost estimate for Millstone Unit 3 is $463 million (in 1997 dollars), of which the Company's share would be approximately $17 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to a decommissioning trust fund managed by Northeast Utilities (NU). UI's share of the Millstone Unit 3 decommissioning payments made during the first nine months of 1997 was $365,000. UI's share of the fund at September 30, 1997 was approximately $4.8 million. The decommissioning trust fund for the Connecticut Yankee Unit is also managed by NU. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $1,533,000 were funded by UI during the first nine months of 1997, and UI's share of the fund at September 30, 1997 was $23.8 million. The current decommissioning cost estimate for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit commencing in 1997, is $436 million, of which UI's share would be $41 million.

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

     A major factor affecting the Company's earnings prospects will be the success of the Company's efforts to implement the regulatory framework ordered by the DPUC at the end of 1996. On December 31, 1996, the DPUC completed a financial and operational review of the Company and ordered a five-year incentive regulation plan for the years 1997-2001. The DPUC did not change the retail base rates charged to customers. Its order increased amortization of the Company's conservation and load management program investments during 1997-1998, accelerated the recovery of unspecified regulatory assets during 1999-2001, reduced the level of conservation adjustment revenues in retail rates, provided a reduction in customer bills through a surcredit in each of the five plan years, and accepted the Company's proposal to modify the operation of its fossil fuel cost rate adjustment mechanism. The Company's authorized return on common equity was reduced from 12.4% to 11.5%. Earnings above 11.5%, on an annual basis, are to be utilized one-third for customer bill reductions, one-third to increase amortization of regulatory assets, and one-third for retention as earnings. The DPUC did not order accelerated depreciation of the Company's Seabrook Unit 1 plant investment costs and the establishment of a performance-based regulation mechanism measured by customer satisfaction surveys and reliability of service indices, which the Company had proposed. As a result of the DPUC's order, customer bills are expected to be reduced on average by 3% in 1997-1999, 4% in the year 2000, and 5% in the year 2001 (all compared to 1996). Also, earnings from utility operations will be reduced from the levels requested by the Company, such that it appears unlikely that the Company will be able to achieve its 4% growth goal going forward.

     Federal legislation has fostered competition in the wholesale electric power market, as has a FERC rulemaking requiring electric utilities to furnish transmission service to all buyers and sellers in the marketplace. In its rulemaking, the FERC stated that state regulatory commissions should address the issue of recovery by electric utilities of the costs of existing facilities that, on account of "retail access", become unrecoverable by the utilities through the regulated rates charged to their service territory customers. The legislatures and regulatory commissions in several states have considered or are considering "retail access". This, in general terms, means the transmission by an electric utility of energy produced by another entity over the utility's transmission and distribution system to a retail customer in the utility's own service territory. A retail access requirement has the effect of permitting retail customers to purchase electric capacity and energy, at the election of such customers, from the electric utility in whose service area they are located or from any other electric utility, independent power producer or power marketer. The costs of existing facilities that become unrecoverable by the service area electric utility on account of the loss of sales to these customers are said to be "stranded costs". In 1995, the Connecticut Legislature established a task force to review these issues and to make recommendations on electric industry restructuring within Connecticut. The task force concluded its work in December 1996, and issued a report and related recommendations. In its 1997 session, the Connecticut legislature drafted, but failed to bring to a vote, comprehensive legislation that would have introduced retail access in Connecticut over a period of several years, with provision for the recovery of stranded costs by service area utilities.

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

                           CAPITAL EXPENDITURE PROGRAM

The Company's 1997-2001 capital expenditure program, excluding allowance for funds used during construction (AFUDC) and its effect on certain capital related items, is presently budgeted as follows:

                                            1997         1998        1999         2000        2001         TOTAL
                                            ----         ----        ----         ----        ----         -----
                                                                         (000's)
Production                                  $9,498      $14,153     $24,332      $10,752     $17,741      $76,476
Distribution                                13,060       12,588      13,041       13,298      13,059       65,046
Transmission                                   626        1,118       2,425        3,752       1,300        9,221
Other                                        6,939        3,219       1,196          997         949       13,301
                                        ----------   ----------  ----------   ----------  ----------   ----------
SUBTOTAL                                    30,123       31,078      40,994       28,799      33,049      164,044

Nuclear Fuel                                 7,612       11,208         965       11,924         221       31,930
                                        ----------   ----------  ----------   ----------  ----------   ----------

 TOTAL EXPENDITURES                        $37,735      $42,286     $41,959      $40,723     $33,270     $195,974
                                          ========     ========    ========     ========    ========     ========

Rate Base and Other Selected Data
AFUDC (Pre-tax)                              2,051        2,228       1,624        1,886       1,161
Depreciation
  Book Plant                                53,239       56,497      57,722       57,959      57,862
  Conservation                              10,223       10,223       8,906        6,312       4,332
  Decommissioning                            2,235        2,328       2,435        2,547       2,660
Additional Required
  Amortization (pre-tax) (1)
    Conservation Assets                      6,400       13,000      (3,517)      (6,312)     (4,332)
    Other Regulatory Assets                      0            0      20,300       49,500      54,500
Amortization of Deferred
  Return on Seabrook Unit 1
  Phase-In (after tax)                      12,586       12,586      12,586            0           0

Estimated Rate Base
  (end of period)                        1,183,674    1,132,169   1,067,561    1,026,295     958,657

(1) Additional amortization of pre-1997 conservation costs and other unspecified regulatory assets, as ordered by the DPUC in its December 31, 1996 Order, provided that common equity return on utility investment exceeds 10.5% after recording the additional amortization.

Note: Capital Expenditures and their effect on certain capital related items are estimates subject to change due to future events and conditions that may be substantially different than those used in developing the projections.

                         LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had $86.9 million of cash and temporary cash investments, an increase of $80.5 million from the balance at December 31, 1996. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                     (Millions)

       Balance, December 31, 1996                                       $ 6.4
                                                                        -----

       Net cash provided by operating activities                        108.5

       Net cash provided by (used in) financing activities:
       -   Financing activities, excluding dividend payments             31.0
       -   Dividend payments                                            (30.6)

       Cash invested in plant, including nuclear fuel                   (28.4)
                                                                        -----

             Net increase                                                80.5
                                                                        -----

       Balance,  September 30, 1997                                     $86.9
                                                                        =====


     The Company's capital requirements are presently projected as follows:

                                                           1997       1998       1999       2000       2001
                                                           ----       ----       ----       ----       ----
                                                                              (millions)
Cash on Hand - Beginning of Year                           $ 6.4     $ 24.2    $  -       $  -       $  -
Internally Generated Funds less Dividends                   87.9      111.0     110.9      113.5      105.9
                                                           -----      -----     -----      -----      -----
         Subtotal                                           94.3      135.2     110.9      113.5      105.9

Less:
Capital Expenditures                                        37.7       42.3      41.9       40.7       33.3
                                                           -----      -----     -----      -----      -----

Cash Available to pay Debt Maturities and Redemptions       56.6       92.9      69.0       72.8       72.6

Less:
Maturities and Mandatory Redemptions                        10.8      104.6     105.0      155.5       81.0
Optional Redemptions                                        21.6        -          -          -          -
                                                           -----      -----     -----      -----      -----

External Financing Requirements                           $(24.2)     $11.7     $36.0      $82.7       $8.4
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

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 10, 1997. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of September 30, 1997, the Company had $40 million of short-term borrowings outstanding under this facility.

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

     URI has four wholly-owned subsidiaries. The largest URI subsidiary, American Payment Systems, Inc., manages a national network of agents for the processing of bill payments made by customers of other utilities. Another subsidiary of URI, Thermal Energies, Inc., is participating in the development of district heating and cooling facilities in the downtown New Haven area, including the energy center for an office tower and participation as a 62% partner in the energy center for a city hall and office tower complex. A third URI subsidiary, Precision Power, Inc., provides power-related equipment and services to the owners of commercial buildings and industrial facilities. URI's fourth subsidiary, United Bridgeport Energy, Inc., is participating in a merchant wholesale electric generating facility being constructed on land proposed to be leased from UI at its Bridgeport Harbor Station generating plant.

     The Board of Directors of the Company has authorized the investment of a maximum of $27 million, in the aggregate, of the Company's assets into its unregulated subsidiary ventures, and, at September 30, 1997, $27 million had been so invested.

                              RESULTS OF OPERATIONS

THIRD QUARTER OF 1997 VS. THIRD QUARTER OF 1996
-----------------------------------------------

     Earnings for the third quarter of 1997 were $23.4 million, or $1.68 per share, up $5.5 million, or $.41 per share, from the third quarter of 1996. Earnings from operations, which exclude one-time items, decreased by $3.9 million, or $.25 per share, in the third quarter of 1997 compared to the third quarter of 1996. The one-time item recorded in the third quarter of 1996 was a charge of $8.7 million (after-tax), or $.61 per share, from early retirement and voluntary severance programs. The one-time gain recorded in the third quarter of 1997 was $.05 per share related to subleasing office space.

     Retail operating revenues decreased by about $7.1 million in the third quarter of 1997 compared to the third quarter of 1996:

  .   A  retail  kilowatt-hour  sales  increase  of 1.4%  from  the  prior  year increased retail revenues by $2.6 million and sales margin (revenue less fuel expense and revenue-based taxes) by $2.0 million. The third quarters of both 1997 and 1996 experienced roughly the same milder than normal temperatures. This would indicate that "real" (i.e. not attributable to abnormal weather) kilowatt-hour sales increased by about 1.0 percent in the third quarter of 1997 compared to the third quarter of 1996. Normal weather in the third quarter of 1997 would have added about $2.3 million to sales margin, or about $.10 per share.

  .   Reductions in customer  bills, as agreed to by the Company and the DPUC in
     December 1996, decreased retail revenues by about $7.1 million, including suspension of the fossil fuel adjustment clause (FAC) mechanism that reduced revenues by $2.3 million. This was consistent with the Company's expectations, as previously reported in the Company's Quarterly Report (Form 10-Q) for the fiscal quarter ended June 30, 1997. Other reductions in customer bills, due to rate mix, contract pricing and other pass-through reductions, amounted to $2.6 million.

     Wholesale "capacity" revenues increased $0.7 million in the third quarter of 1997 compared to the third quarter of 1996. Wholesale "energy" revenues, which decreased during the third quarter of 1997 compared to the third quarter of 1996, are a direct offset to wholesale energy expense and do not contribute to sales margin.

     Retail fuel and energy expenses increased by $1.8 million in the third quarter of 1997 compared to the third quarter of 1996. These expenses increased by $1.1 million due to the need to purchase more expensive energy to replace generation by the Connecticut Yankee nuclear generating unit, which was taken out of service on July 23, 1996, to replace some generation from the Seabrook nuclear generating unit, which ran at virtually 100 percent capacity in the third quarter of 1996 but at 98 percent in the third quarter of 1997, and from the write-off of some fuel assemblies related to the Seabrook unit refueling outage in the second quarter of 1997. For more on the status of the Connecticut Yankee and Millstone Unit 3 nuclear generating units, see the LOOKING FORWARD section. Retail fuel and energy expenses also increased in the third quarter of 1997 compared to the third quarter of 1996 by about $0.5 million, due to higher sales.

     Operating expenses for operations, maintenance and purchased capacity charges increased by $1.0 million in the third quarter of 1997 compared to the third quarter of 1996:

  .   Purchased capacity expense decreased $3.5 million,  due to declining costs from the retired Connecticut Yankee nuclear generating unit, more than offsetting the impact on margin from the loss of its generation.

  .   Operation and maintenance expense increased by $4.5 million. Some expenses associated with the second quarter Seabrook nuclear generating unit refueling outage were booked in the third quarter, and increased expenses by $0.8 million. Millstone 3 nuclear generating unit expenses increased by $1.1 million. Other power supply expenses increased by $1.2 million. Expenses associated with the Company's re-engineering efforts increased by a net $2.0 million. Other expenses, including conservation programs that are expensed in 1997 compared to being capitalized in 1996, increased by $1.4 million. These increases were partly offset by a $2.0 million reduction in pension expense, due to changes in actuarial assumptions and methodologies and an increase in the expected return on plan assets to 10%.

     Depreciation expense, exclusive of any accelerated amortization of conservation and load management program costs, increased by $0.4 million in the third quarter of 1997 compared to the third quarter of 1996. Income taxes, exclusive of the effects of one-time items, changed based on changes in taxable income and tax rates.

     Other net income increased slightly in the third quarter of 1997 compared to the third quarter of 1996, due to a small improvement in earnings from unregulated subsidiaries. The Company's largest unregulated subsidiary, American Payment Systems (APS), earned about $229,000 (after-tax) in the third quarter of 1997, an improvement of $568,000 over third quarter 1996 losses, marking the first positive earnings quarter in its history. Similar positive results are expected going forward, and APS is currently expected to "break even" for 1997, compared to a $2.2 million operating loss (after-tax and excluding one-time charges) in 1996.

     Interest charges continued their downward trend, decreasing by $1.3 million in the third quarter of 1997 compared to the third quarter of 1996 as a result of the Company's refinancing program and strong cash flow.


NINE MONTHS OF 1997 VS. NINE MONTHS OF 1996
-------------------------------------------

     Earnings for the first nine months of 1997 were $39.5 million, or $2.82 per share, down $0.5 million, or $.02 per share, from the first nine months of 1996. Earnings from operations, which exclude one-time items and accelerated amortization of costs attributable to one-time items, decreased by $16.2 million, or $1.14 per share, in the first nine months of 1997 compared to the first nine months of 1996. The one-time items recorded in the first nine months of 1997 were: a gain from an income tax expense reduction of $6.7 million, or $.48 per share, which makes provision for the cumulative deferred tax benefits associated with the future decommissioning of fossil fuel generating plants, and a $.05 per share gain related to subleasing office space. The one-time items recorded in the first nine months of 1996, which amounted to a net loss of $0.88 per share, were: charges of $23 million ($13.4 million after-tax), or $.95 per share, from early retirement and voluntary severance programs, a charge of $1.4 million ($0.8 million after-tax), or $.06 per share, for the cumulative loss on an office space sublease, and a gain of $1.8 million (after-tax), or $.13 per share, from the repurchase of preferred stock at a discount to par value.

     In an order by the Connecticut Department of Public Utility Control (DPUC) issued on December 31, 1996, the Company was instructed to accelerate the amortization of regulatory assets by as much as $4.1 million (after-tax), or $.29 per share, in 1997, provided that the return on utility common stock equity exceeded 10.5 percent for the year. The Company currently projects that, with the one-time tax benefit mentioned above, the full $4.1 million 1997 amortization amount can be charged and the 1997 return on utility common stock equity will still equal or exceed 10.5 percent. The full amount was charged in the second quarter of 1997. Absent one-time gains, the Company does not expect to achieve a 10.5 percent level of return on utility common stock equity from earnings from operations for the year. See the LOOKING FORWARD section for more information.

     Retail operating revenues decreased by about $24.1 million in the first nine months of 1997 compared to the first nine months of 1996:

  .   A  retail  kilowatt-hour  sales  decrease  of 0.8%  from  the  prior  year decreased retail revenues by $3.4 million and sales margin (revenue less fuel expense and revenue-based taxes) by $2.7 million. Sales decreased about 0.8% from milder weather during the first nine months of 1997 compared to the mild, but less so, weather experienced during the first nine months of 1996, and about 0.4% due to the leap year day in 1996. There appears to be a small, about 0.5%, "real" (i.e. not attributable to abnormal weather or leap year) kilowatt-hour sales increase in the first nine months of 1997 compared to the first nine months of 1996.

  .   Reductions in customer  bills, as agreed to by the Company and the DPUC in
     December 1996, decreased retail revenues by about $15.1 million, including suspension of the fossil fuel adjustment clause (FAC) mechanism that reduced revenues by $3.6 million. This was consistent with the Company's expectations, as previously reported in the Company's Quarterly Report (Form 10-Q) for the fiscal quarter ended June 30, 1997. Other reductions in customer bills, due to rate mix, contract pricing and other pass-through reductions, decreased retail revenues by about $5.6 million.

     Wholesale "capacity" revenues increased $2.0 million in the first nine months of 1997 compared to the first nine months of 1996. Wholesale "energy" revenues, which increased during the first nine months of 1997 compared to the first nine months of 1996 as a result of nuclear generating unit outages in the region, are a direct offset to wholesale energy expense and do not contribute to sales margin.

     Retail fuel and energy expenses increased by $10.3 million in the first nine months of 1997 compared to the first nine months of 1996. These expenses increased by $8.8 million due to the need to purchase more expensive energy to replace generation by nuclear generating units: for the Connecticut Yankee unit, which ran at nearly full capacity in the first six and one-half months of 1996, for Millstone Unit 3, which ran at nearly full capacity in the first quarter of 1996, and for an unplanned eight-day extension of a Seabrook nuclear generating unit refueling outage in the second quarter of 1997 that increased the Company's replacement generation cost by about $0.7 million. The Seabrook unit was returned to service on June 28, 1997. Millstone Unit 3 was taken out of service on March 30, 1996 and Connecticut Yankee was taken out of service on July 23, 1996. For more on the status of the Connecticut Yankee and Millstone Unit 3 units, see the LOOKING FORWARD section. Retail fuel and energy expenses increased in the first nine months of 1997 compared to the first nine months of 1996 by about $1.8 million, due primarily to higher fossil fuel prices over the nine-month period. Under current DPUC regulations, these costs are not passed on to customers through the FAC.

     Operating expenses for operations, maintenance and purchased capacity charges increased by $3.1 million in the first nine months of 1997 compared to the first nine months of 1996:

  .   Purchased capacity expense decreased $3.6 million,  due to declining costs from the retired Connecticut Yankee nuclear generating unit, and also due to slightly lower cogeneration costs.

  .   Operation  and  maintenance  expense  increased by $6.7  million.  General expenses at the Seabrook and Millstone 3 nuclear generating units increased by $1.7 million and $3.5 million respectively, and a refueling outage cost overrun at the Seabrook unit increased expenses by about $0.8 million. Expenses associated with the Company's re-engineering efforts increased by a net $1.7 million. Other general expenses increased by about $1.0 million. The increase at Millstone Unit 3 was partly offset by the reversal of a portion of a 1996 provision in "Other income (deductions)"; and other expense increases were partly offset by a $2.0 million reduction in pension expense, due to changes in actuarial assumptions and methodologies and an increase in the expected return on plan assets to 10%.

     Depreciation expense, exclusive of any accelerated amortization of conservation and load management program costs, increased by $2.1 million in the first nine months of 1997 compared to the first nine months of 1996. Income taxes, exclusive of the effects of one-time items, changed based on changes in taxable income and tax rates.

     Other net income increased by $1.5 million in the first nine months of 1997 compared to the first nine months of 1996, due to an improvement in earnings (reduction in losses) from unregulated subsidiaries. The Company's largest unregulated subsidiary, American Payment Systems, had losses of $197,000 (after-tax) in the first nine months of 1997, an improvement of $954,000 over losses in the first nine months of 1996 of about $1,151,000.

     Interest charges continued their significant decline, decreasing by $4.9 million, or 9 percent, in the first nine months of 1997 compared to the first nine months of 1996 as a result of the Company's refinancing program and strong cash flow. Also, total preferred dividends (net-of-tax) decreased slightly in the first nine months of 1997 compared to the first nine months of 1996 as a result of purchases of preferred stock by the Company in 1996.

                                 LOOKING FORWARD

(THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CURRENTLY EXPECTED. READERS ARE CAUTIONED THAT THE COMPANY REGARDS SPECIFIC NUMBERS AS ONLY THE "MOST LIKELY" TO OCCUR WITHIN A RANGE OF POSSIBLE VALUES.)

Five-year rate plan
-------------------

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

1997
----

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

     Absent the one-time gains recorded in the second and third quarters of 1997, the Company does not anticipate, at this time, achieving a 10.5 percent return on utility common stock equity for the year. Even with the one-time gains, achievement of an 11.5% return, or roughly $3.30-$3.40 per share, may not be possible. Consistently milder than normal weather for the first three quarters of 1997 has reduced sales margin by about $4.0-$6.0 million, or about $.17-$.25 per share. Unanticipated retail revenue reductions due to rate mix, possibly caused by milder weather sales patterns, have reduced sales margin by an additional $1.4 million, or $.06 per share, with the most significant impact in the summer months.

     It is unlikely that the Company's aggressive cost control measures will be able to overcome these impacts in the fourth quarter, where earnings are expected to be in the $.45-$.55 per share range (assuming normal weather). Based on these assumptions, earnings from operations for the year should be in the neighborhood of $3.05-$3.10 per share, while total earnings would be higher based on the level of any net one-time gains for the year.

     As a result of the Order, it is anticipated that retail revenues for 1997 will decrease from 1996 levels. A reduction of about $15 million will be due to reductions in customer bills as agreed to by the Company and the DPUC in December 1996. (These reductions will be partially offset by about $3 million in conservation spending reductions. New conservation spending is no longer capitalized, and changes in conservation expense, relative to the assumptions used by the DPUC in the Order, will be reflected in retail rates through the operation of the Conservation Adjustment Mechanism.) Year-to-date, the Company has experienced $11.5 million of the anticipated decline, with the remainder expected to occur in the fourth quarter.

     Also, as part of the Order, the operation of the Company's long-standing fossil fuel adjustment clause (FAC) mechanism, that allowed recovery in retail rates of changes in fossil fuel costs, was suspended within a broad range of fuel prices. Revenues will decline by about $6 million in 1997 compared to 1996 due to this suspension of the FAC. While the Company stands to benefit if the prices that the Company pays for its oil purchases fall below about $15 a barrel, current prices are above that level. Although the Company cannot predict the direction that fossil fuel prices will take in 1997 or 1998 and whether it can mitigate entirely this loss of FAC revenue, it is actively engaged in hedging transactions to limit the Company's exposure to increases in fossil fuel prices.

     The Company's revenues are also dependent on the level of retail sales. The two primary factors that affect retail sales volume are economic conditions and weather. Overall, 1996 weather was milder than normal;

however, 1996 also had a leap year day. These two factors were offsetting in their impact on retail sales, and actual retail sales for 1996 of 5,340 gigawatt-hours should be considered about "normal" for that year. On this basis, the Company experienced about 1% of "real" sales growth in 1996 (i.e. exclusive of weather and leap year factors) over "normal" 1995 sales. A similar level of growth in 1997 from all customer groups would have added about $6 million to sales margin (revenue less fuel expense and revenue-based taxes). Year-to-date net retail sales for 1997 are 0.8 percent less than those in 1996, due principally to weather-related factors. If "normal" retail sales for the fourth quarter of 1997 are realized, and assuming 0.5 percent real growth from 1996, total 1997 retail gigawatt-hour sales would be 5,322 gigawatt-hours, or 0.3% below the total 1996 sales level. On a weather-corrected basis, 1997 sales would be 5,366 gigawatt-hours, or 0.5% above 1996 sales.

     No significant  change in wholesale  capacity sales revenue was anticipated for 1997. However, wholesale capacity price has strengthened in short-term markets, due to regional outages of nuclear generating plants and changes in the New England Power Pool capability responsibility requirements for its participants. The Company has increased revenue by $2.1 million from such sales in the first nine months of 1997. The strength of these markets for the remainder of the year and into 1998 will depend on the timing of the return to service of the nuclear units at Millstone Station and how the capacity and energy markets perform under the new New England Power Pool bidding system when it is implemented. Implementation of the bidding system is currently expected in mid-1998.

     The Company has dealt with the potential loss of customers as a result of self-generation, relocation or discontinuation of operations by successfully negotiating 60 multi-year contracts with major customers, including its largest customer, Yale University, which is constructing a cogeneration unit that will produce approximately one half of this customer's electricity requirements (about 1% of the Company's total 1997 estimated retail sales) commencing sometime in early 1998. Additional multi-year customer contracts may be signed in the future. While providing cost reduction and price stability for customers and helping the Company maintain its customer base for the long term, these contracts are expected to cause reductions in retail revenue that have averaged $2-$3 million per year, incrementally, in the recent past. Year-to-date reductions of $3-$4 million have been experienced in 1997 compared to 1996.

     The Company expects that generating output from its ownership shares in nuclear generating units (Seabrook Unit 1, Millstone Unit 3, and Connecticut Yankee) will be significantly less in 1997 than in 1996. Seabrook Unit 1 operated at a nearly 97% capacity factor in 1996, well above the assumed "normal" 90% level between refueling outages. A more normal level of Seabrook Unit 1 operation in 1997, and the downtime for a 50-day refueling outage in the second quarter of 1997, will cause the Company to purchase or generate energy using higher cost fuels, leading to about a $3 million increase in fuel expense for the year, net of a replacement fuel provision accrued between scheduled refueling outages. The Company's total operation and maintenance expenses for Seabrook Unit 1, including costs of the refueling outage, will also contribute to an expected $7 million increase in operations and maintenance expense in 1997 over 1996 levels, which will be partly offset by a decrease of $1.2 million in provisions for routine plant outage costs.

     Millstone Unit 3 was taken out of service on March 30, 1996, and will remain shut down pending a comprehensive Nuclear Regulatory Commission (NRC) inquiry into the conformity of the unit and its operations with all applicable NRC regulations and standards. Relative to 1996, the loss of low-cost energy from this unit for all of 1997 should add about $1.5 million to the Company's fuel expense. It is not likely that Unit 3 will return to service before year-end 1997, but when it does commence generating, the Company's sales margin will improve from a fuel expense decline of about $500,000, partly offset by replacement fuel provision of about $100,000, for every month of normal operation. The Company's total operation and maintenance expenses for Millstone Unit 3 are now estimated to be $12 million for 1997, which includes the increased costs of correcting deficiencies resulting from the NRC's inquiry. The Company anticipates that, once NRC deficiencies are corrected and Unit 3 is returned to service, operating costs should ramp down to more normal levels for an efficient and safe nuclear unit of this class. On August 7, 1997, the Company and the other nine minority, non-operating joint owners of Millstone Unit 3 filed lawsuits against Northeast Utilities (NU) and its trustees, as well as a demand for arbitration against The Connecticut Light and Power Company and Western Massachusetts Electric Company, the subsidiaries of NU who are the majority joint owners of the unit and who have contracted with the minority joint owners to operate it. The nine non-operating joint owners, who together own about 19.5% of the unit, claim that NU and its subsidiaries failed to comply with NRC regulations, failed to operate Millstone Station in accordance with good utility operating practice and concealed their failures from the non-operating joint owners and the NRC. The arbitration and lawsuits seek to recover costs of purchasing replacement power and increased operation and maintenance costs resulting from the shutdown of Millstone Unit 3.

     The Connecticut Yankee unit was taken out of service on July 23, 1996 and, by decision of the Board of Directors of that company in December of 1996, has been retired. Relative to 1996, the loss of low cost energy from this unit for all of 1997 (it operated at virtually 100% output in 1996 before shutting down) should add about $4.5 million to the Company's fuel expense. This increased fuel expense is expected to be more than offset by a ramping down of Connecticut Yankee's operating expenses, which are now expected to DECREASE by about $5.8 million for the entire year 1997 ( from $18.3 million in 1996 to $12.5 million in 1997). These expenses are expected to continue to decline by substantial amounts before leveling out at about $6 million per year after 1999 until decommissioning is complete. However, the ability of the Company to recover its ownership share of future costs associated with the retirement of the Connecticut Yankee unit will be dependent upon the outcome of pending regulatory proceedings before the Federal Energy Regulatory Commission.

     To summarize, the total incremental impact of nuclear generating unit outages on the Company's expense levels anticipated for 1997 relative to 1996 is currently estimated as an increase of about $9 million in fuel expense and $4.5 million in operation and purchased capacity expense. This amount would be equivalent to about $.55 per share of the Company's common stock.

     Another major factor affecting the Company's earnings prospects will be the Company's ability to control operating expenses. The Company offered voluntary early retirement programs and a voluntary severance program to union, nonunion and management employees in 1996. The cost of these programs resulted in a 1996 pre-tax charge of $23 million and should lead to a 1997 employee reduction of 230 employees (by year-end) from a level of approximately 1,300 employees at year-end 1995. A portion of the resulting personnel cost savings occurred in 1996, but the majority of the savings will be realized as the Company's process re-engineering efforts are completed over the next several years. Incremental savings from personnel reductions of $4 million in 1997 ($2.4 million realized in the first nine months) and another $6 million in 1998 are estimated. Other unquantified process re-engineering savings are anticipated over this time frame as well.

     Anticipated depreciation expense should increase by $2-3 million in 1997 from 1996 levels, a slower rate of increase than in prior years because 1996 capital spending of $45 million (excluding nuclear fuel) was at its lowest level in over 15 years, and also because new conservation program spending is no longer capitalized and depreciated.

     The Company expects continued reductions in annual interest expense of about $7-8 million to a 1997 level of $62-63 million, at current interest rates. This reduction is due to refinancings of some Company debt in 1996 and 1997, and to a significant repayment of debt in 1996 and 1997 made possible by the Company's excellent cash flow position. In fact, although the Company had no net change in retained earnings in 1996, it was able to improve its equity ratio from 31.7% to 33.2% as a result of debt reduction. The anticipated 1997 interest expense level is about 45% below the 1989 level and would mark the eighth consecutive year of net interest expense decline.

     In the fall of 1996, using proceeds of a lower cost bank term loan, the Company was successful in purchasing $67 million of the approximately $200 million principal amount of outstanding Seabrook Secured Lease Obligation Bonds, for its own account. The interest income that the Company receives from its $67 million investment in these bonds appears on the income statement as a credit to interest expense, partially offsetting the interest expense incurred on the Seabrook Secured Lease Obligation Bonds.

     The Company expects an improvement in unregulated subsidiary earnings in 1997 compared to the results of 1996, due partly to non-recurrence of one-time pre-tax charges incurred in 1996 totaling $4.3 million and, also, the achievement of a near "break-even" level in earnings from its American Payment Systems, Inc. subsidiary operations, which improvement would result in an increase in the Company's pre-tax income of $3-$4 million. In the near term, the Company's investments in these subsidiaries are unlikely to have a major positive effect on earnings, but the Company continues to believe that these investments will contribute to future earnings growth.

     As announced in a press release dated July 1, 1997, the Company has agreed to lend up to $15 million to the Company's Employee Stock Ownership Plan ("ESOP") for the purpose of purchasing shares of the Company's common stock in open-market transactions. As of October 22, 1997, approximately 314,000 shares had been purchased by the ESOP. Based on this number of shares purchased, the net effect will be to increase earnings per share by about $.02 in 1997 and by an additional $.04 per share in 1998 over 1997. The earnings per share impact will gradually reverse, to no net change at the end of the 12-year period, as the shares are allocated to employees' ESOP accounts and the loan is repaid.

     The Company expects that 1997 quarterly earnings from operations will follow a pattern similar to that of 1996, with third quarter earnings contributing over half of the annual total. Summer seasonal retail sales and summer pricing are the predominant factors contributing to this pattern.

1998 and on
-----------

     Looking forward to 1998, the Company is expecting significant expense declines from a number of sources. From the nuclear generating units, it is expected that operation and maintenance expenses associated with Seabrook Unit 1 and Connecticut Yankee should decline by a total of about $8 million (about $2 million less of a decrease than previously estimated, due to recent budget changes); if Millstone Unit 3 returns to service, the expense associated with that unit should decline as well. Seabrook Unit 1 should have no refueling outage in 1998 and, if it operates at normal 90% availability, fuel expense should decline by about $1.4 million, net of the replacement fuel provision accrual between scheduled refueling outages; if Millstone Unit 3 returns to service, fuel expense should decline by $400,000 for every month of operation, net of the replacement fuel provision accrual of $100,000 per month...up to $4 million for the year if full power is reached by April 1, 1998. As noted above, personnel costs should decline by about $6 million from the full benefits of voluntary separation programs. Interest costs are expected to continue to decline by about $10 million from reductions in interest rates and repayment of debt, reaching a level (about $51 million) last experienced in 1984.

     To summarize, the potential for 1998 expense reduction from the items identified above is $27 to $31 million. While there will probably be some decline in 1997 retail revenues due to bill reductions (no net sales growth is anticipated, as Yale University begins to cogenerate a portion of its electricity requirements), and while other factors may increase costs (e.g. wage increases, depreciation), the substantial expense reductions identified above should allow earnings from operations to increase into the above-11.5% return on common stock equity "sharing" range of the DPUC Order and well above a $3.40 per share level.

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

     Although the $2.88 indicated annual common stock dividend level for 1996 represented a payout of 100% of total 1996 earnings, the Company's cash flow remains, and is expected to remain, very strong. Net cash provided by operating activities was $144.8 million in 1996, nearly 3.6 times the common stock dividend payout, one of the highest such "coverage" levels in the utility industry. The DPUC Order will limit earnings from utility operations such that further dividend increases may have to be delayed for several years. However, the Order should allow the Company to recover some of its regulatory assets more rapidly, help it prepare for competition in the electric utility industry, and help maintain its cash flow at its excellent current level through the end of the decade. If the Company is able to grow income and earnings into the Order's "sharing" range in 1998, the common stock dividend payout ratio at the current indicated dividend rate would be close to 80%.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. On May
7, 1994,  the Company  received a  "Certificate  of  Correction....to  correct a clerical omission or mistake" from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994, generating tax claims of approximately $3.5 million. On March 1, 1995, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1995-1996, which notices purport to increase said assessed value by approximately 48% over the valuation declared by the Company, generating tax claims of approximately $3.5 million. On May 11, 1995, the Company received notices of assessment changes relative to the assessed values of the Company's personal property for the tax years 1992-1993 and 1993-1994, which notices purport to increase said assessed values by approximately 45% and 49%, respectively, over the valuations declared by the Company, generating tax claims of approximately $4.1 million and $3.5 million, respectively. On March 8, 1996, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1996-1997, which notices purport to increase said assessed value by approximately 57% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.8 million. On March 7, 1997, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1997-1998, which notices purport to increase said assessed value by approximately 54% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.7 million. The
Company is vigorously contesting each of these actions by the City's tax assessor. In January 1996, the Connecticut Superior Court granted the Company's motion for summary judgment against the City relative to the earliest tax year at issue, 1991-1992, ruling that, after January 31, 1992, the tax assessor had no statutory authority to revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. This Superior Court decision, which would also have been applicable to and defeated the assessor's valuation increases for the two subsequent tax years, 1992-1993 and 1993-1994, was appealed by the City. On April 11, 1997, the Connecticut Supreme Court reversed the Superior Court's decisions in this and two other companion cases involving other taxpayers, ruling that the tax assessor had a three-year period in which to audit and revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. It is currently anticipated that all of the pending cases for all of the tax years in dispute will now be scheduled for trial in the Superior Court relative to the Company's claim that the tax assessor's increases in personal property tax assessments for the three earliest years were unlawful for other reasons and relative to the vigorously contested issue, for all of the tax years, as to the reasonableness of the tax assessor's valuation method, both as to amount and methodology. It is the present opinion of the Company that the ultimate outcome of this dispute will not have a significant impact on the long-term financial position of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

           Exhibit
          Table Item            Exhibit
           Number               Number                                   Description
          ----------            -------                                  -----------

            (10)                 10.22        Copy of Amended and Restated Employment  Agreement,  effective as of March 1,  1997,  between The United  Illuminating  Company and
                                              Richard  J.  Grossi,  amending  and  replacing  Exhibits 10.14a*,
                                              10.14b** and 10.14c***.

            (10)                 10.23        Copy of Amended and Restated Employment  Agreement,  effective as of March 1,  1997,  between The United  Illuminating  Company and
                                              Robert  L.  Fiscus,  amending  and  replacing   Exhibits 10.15a*,
                                              10.15b** and 10.15c***.

            (10)                 10.24        Copy of Amended and Restated Employment  Agreement,  effective as of March 1,  1997,  between The United  Illuminating  Company and
                                              James  F.  Crowe,   amending  and   replacing   Exhibits 10.16a*,
                                              10.16b** and 10.16c***.

            (10)                 10.25        Copy of Employment Agreement,  dated as of March 1, 1997, between
                                              The United Illuminating Company and Albert N. Henricksen.

            (10)                 10.26        Copy of Employment Agreement,  dated as of March 1, 1997, between
                                              The United Illuminating Company and Anthony J. Vallillo.

            (10)                 10.27        Copy of Employment Agreement,  dated as of March 1, 1997, between
                                              The United Illuminating Company and Rita L. Bowlby.

            (10)                 10.28        Copy of Employment Agreement,  dated as of March 1, 1997, between
                                              The United Illuminating Company and Stephen F. Goldschmidt.

            (10)                 10.29        Copy of Employment Agreement,  dated as of March 1, 1997, between
                                              The United Illuminating Company and James L. Benjamin.

            (10)                 10.30        Copy of Employment Agreement,  dated as of March 1, 1997, between
                                              The United Illuminating Company and Kurt D. Mohlman.

            (10)                 10.31        Copy of Employment Agreement,  dated as of March 1, 1997, between
                                              The United Illuminating Company and Charles J. Pepe.

           Exhibit
          Table Item            Exhibit
           Number               Number                                   Description
          ----------            -------                                  -----------

            (12), (99)           12           Statement  Showing  Computation  of Ratios of  Earnings  to Fixed
                                              Charges  and Ratios of Earnings  to  Combined  Fixed  Charges and
                                              Preferred  Stock  Dividend   Requirements  (Twelve  Months  Ended
                                              September 30,  1997 and Twelve  Months Ended  December 31,  1996,
                                              1995, 1994, 1993 and 1992).

            (27)                 27           Financial Data Schedule

    * Filed with Annual Report (Form 10-K) for fiscal year ended December 31, 1992.
   ** Filed with Annual Report (Form 10-K) for fiscal year ended  December 31,
      1995.
  *** Filed with Quarterly  Report (Form 10-Q) for fiscal quarter ended June 30,
      1995.


     (b) Reports on Form 8-K.

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE UNITED ILLUMINATING COMPANY




Date      ll/13/97                 Signature       /s/ Robert L.Fiscus
    -----------------                       ----------------------------------
                                                       Robert L. Fiscus
                                                       President and
                                                       Chief Financial Officer

                                  EXHIBIT INDEX

        Exhibit
      Table Item    Exhibit
        Number      Number                                      Description                                   Page No.
      ----------    -------                                     -----------                                   --------

          (10)       10.22        Copy of Amended and  Restated  Employment  Agreement,  effective  as of
                                  March 1,  1997, between The United Illuminating  Company and Richard J.
                                  Grossi,   amending  and   replacing   Exhibits 10.14a*,   10.14b**  and
                                  10.14c***.

          (10)      10.23         Copy of Amended and  Restated  Employment  Agreement,  effective  as of
                                  March 1,  1997, between The United  Illuminating  Company and Robert L.
                                  Fiscus,   amending  and   replacing   Exhibits 10.15a*,   10.15b**  and
                                  10.15c***.

          (10)      10.24         Copy of Amended and  Restated  Employment  Agreement,  effective  as of
                                  March 1,  1997,  between The United  Illuminating  Company and James F.
                                  Crowe, amending and replacing Exhibits 10.16a*, 10.16b** and 10.16c***.

          (10)      10.25         Copy of Employment  Agreement,  dated as of March 1,  1997, between The
                                  United Illuminating Company and Albert N. Henricksen.

          (10)      10.26         Copy of Employment  Agreement,  dated as of March 1,  1997, between The
                                  United Illuminating Company and Anthony J. Vallillo.

          (10)      10.27         Copy of Employment  Agreement,  dated as of March 1,  1997, between The
                                  United Illuminating Company and Rita L. Bowlby.

          (10)      10.28         Copy of Employment  Agreement,  dated as of March 1,  1997, between The
                                  United Illuminating Company and Stephen F. Goldschmidt.

          (10)      10.29         Copy of Employment  Agreement,  dated as of March 1,  1997, between The
                                  United Illuminating Company and James L. Benjamin.

          (10)      10.30         Copy of Employment  Agreement,  dated as of March 1,  1997, between The
                                  United Illuminating Company and Kurt D. Mohlman.

          (10)      10.31         Copy of Employment  Agreement,  dated as of March 1,  1997, between The
                                  United Illuminating Company and Charles J. Pepe.

        (12), (99)  12            Statement  Showing  Computation  of Ratios of Earnings to Fixed Charges
                                  and Ratios of Earnings to Combined  Fixed Charges and  Preferred  Stock
                                  Dividend  Requirements  (Twelve  Months  Ended  September 30,  1997 and
                                  Twelve Months Ended December 31, 1996, 1995, 1994, 1993 and 1992).

          (27)      27            Financial Data Schedule
