Form 10-K
period 1997-12-31
UNITED ILLUMINATING CO
filed 1998-03-03
CIK 101265

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                 ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from              to
                                       --------------   ---------------

                          Commission File Number 1-6788

                         THE UNITED ILLUMINATING COMPANY

             (Exact name of registrant as specified in its charter)

          CONNECTICUT                                  06-0571640
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

157 CHURCH STREET, NEW HAVEN, CONNECTICUT                           06506
(Address of principal executive offices)                          (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 203-499-2000

             ------------------------------------------------------

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

SECURITIES REGISTERED PURSUANT TO
 SECTION 12(G) OF THE ACT:          COMMON STOCK, NO PAR VALUE,
                                    OF THE UNITED ILLUMINATING COMPANY


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates on January 31, 1998 was $617,981,481, computed on the basis of the average of the high and low sale prices of said stock reported in the listing of composite transactions for New York Stock Exchange listed securities, published in The Wall Street Journal on February 2, 1998.

The number of shares outstanding of the registrant's only class of common stock, as of January 31, 1998, was 14,278,256.

                       DOCUMENTS INCORPORATED BY REFERENCE

                   Document                                          Part of this Form 10-K into which document is incorporated
                   --------                                          ----------------------------------------------------------
Definitive Proxy Statement, dated March 27, 1998,
for Annual Meeting of the Shareholders to be held on May 20, 1998.                        III

                         THE UNITED ILLUMINATING COMPANY
                                    FORM 10-K
                                DECEMBER 31, 1997

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
GLOSSARY                                                                     4

PART I

    Item 1.  Business.                                                       6

    -  General                                                               6

    -  Franchises, Regulation and Competition                                6

       -  Franchises                                                         6

       -  Regulation                                                         6

       -  Competition                                                        7

    -  Rates                                                                 8

    -  Financing                                                             9

    -  Fuel Supply                                                          11

       -  Fossil Fuel                                                       11

       -  Nuclear Fuel                                                      12

    -  Arrangements with Other Utilities                                    12

       -  New England Power Pool                                            12

       -  New England Transmission Grid                                     13

       -  Hydro-Quebec                                                      13

    -  Environmental Regulation                                             13

    -  Employees                                                            16

    -  Year 2000 Issue                                                      17

    Item 2.  Properties.                                                    18

    -  Generating Facilities                                                18

       -  Tabulation of Peak Loads, Resources, and Margins                  19

    -  Transmission and Distribution Plant                                  20

    -  Capital Expenditure Program                                          21

    -  Nuclear Generation                                                   22

       -  General Considerations                                            23

       -  Insurance Requirements                                            24

       -  Waste Disposal and Decommissioning                                24

   Item 3.  Legal Proceedings.                                              26

                                                                           PAGE
                                                                           ----
   Item 4.  Submission of Matters to a Vote of Security Holders.            27

   Executive Officers of the Company                                        28

PART II

   Item 5.  Market for the Company's Common Equity and Related
            Stockholder Matters.                                            29

   Item 6.  Selected Financial Data.                                        30

   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                            34

   -   Major Influences on Financial Condition                              34

   -   Liquidity and Capital Resources                                      35

   -   Subsidiary Operations                                                37

   -   Results of Operations                                                38

   -   Looking Forward                                                      41

   Item 8.  Financial Statements and Supplementary Data.                    45

   -   Consolidated Financial Statements for the Years 1997,
       1996 and 1995                                                        45

       -  Statement of Income                                               45

       -  Statement of Cash Flows                                           46

       -  Balance Sheet                                                     47

       -  Retained Earnings                                                 49

   -   Notes to Consolidated Financial Statements                           50

       -  Statement of Accounting Policies                                  50

       -  Capitalization                                                    56

       -  Rate-Related Regulatory Proceedings                               61

       -  Accounting for Phase-in Plan                                      62

       -  Short-Term Credit Arrangements                                    62

       -  Income Taxes                                                      64

       -  Supplementary Information                                         66

       -  Pension and Other Benefits                                        67

       -  Jointly Owned Plant                                               70

       -  Unamortized Cancelled Nuclear Project                             70

       -  Fuel Financing Obligations and Other Lease Obligations            71

       -  Commitments and Contingencies                                     72

          -   Capital Expenditure Program                                   72

                                                                           PAGE
                                                                           ----
PART II (CONTINUED)

          -   Nuclear Insurance Contingencies                               72

          -   Other Commitments and Contingencies                           72

              -  Connecticut Yankee                                         72

              -  Hydro-Quebec                                               73

              -  Property Taxes                                             73

              -  Environmental Concerns                                     74

              -  Site Decontamination, Demolition and Remediation Costs     74

       -  Nuclear Fuel Disposal and Nuclear Plant Decommissioning           74

       -  Fair Value of Financial Instruments                               77

       -  Quarterly Financial Data (Unaudited)                              78

   Reports of Independent Accountants                                       79

   Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures.                                      82


PART III

   Item 10.  Directors and Executive Officers of the Company                82

   Item 11.  Executive Compensation.                                        82

   Item 12.  Security Ownership of Certain Beneficial Owners
             and Management.                                                82

   Item 13.  Certain Relationships and Related Transactions.                82


PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K.                                                   83

   Consents of Independent Accountants                                      90

   Signatures                                                               92

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

                                     PART I

Item 1. Business.

                                     GENERAL

     The United Illuminating Company (UI or the Company) is an operating electric public utility company, incorporated under the laws of the State of Connecticut in 1899. It is engaged principally in the production, purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut. The population of this area is approximately 704,000 or 21% of the population of the State. The service area, largely urban and suburban in character, includes the principal cities of Bridgeport (population 137,000) and New Haven (population 124,000) and their surrounding areas. Situated in the service area are retail trade and service centers, as well as large and small industries producing a wide variety of products, including helicopters and other transportation equipment, electrical equipment, chemicals and pharmaceuticals. Of the Company's 1997 retail electric revenues, approximately 42% was derived from residential sales, 40% from commercial sales, 16% from industrial sales and 2% from other sales.

     UI has one wholly-owned subsidiary, United Resources, Inc. (URI), that serves as the parent corporation for several unregulated businesses, each of which is incorporated separately to participate in business ventures that will complement and enhance UI's electric utility business and serve the interests of the Company and its shareholders and customers.

     URI has four wholly-owned subsidiaries. The largest URI subsidiary, American Payment Systems, Inc., manages a national network of agents for the processing of bill payments made by customers of other utilities. Another subsidiary of URI, Thermal Energies, Inc., is participating in the development of district heating and cooling facilities in the downtown New Haven area, including the energy center for an office tower and participation as a 52% partner in the energy center for a city hall and office tower complex. A third URI subsidiary, Precision Power, Inc., provides power-related equipment and services to the owners of commercial buildings and industrial facilities. URI's fourth subsidiary, United Bridgeport Energy, Inc., is participating in a merchant wholesale electric generating facility being constructed on land leased from UI at its Bridgeport Harbor Station generating plant.

     The Board of Directors of the Company has authorized the investment of a maximum of $27 million, in the aggregate, of the Company's assets into its unregulated subsidiary ventures, and, at December 31, 1997, $27 million had been so invested.

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

     In UI's principal market, retail sales of electricity in the Company's franchised service territory, competitive pressures are rising from several sources. Industrial and large commercial customers may have the ability to own and operate facilities that generate their own electric energy requirements. If these facilities satisfy certain statutory requirements, UI can be required to purchase their output that exceeds their owners' needs, at UI's avoided cost. These customers may also substitute natural gas or oil for electricity as fuel for heating and cooling purposes, and industrial customers may have the option of relocating their facilities to a lower-cost environment. As a result of these pressures, and with the approval of the DPUC, UI offers special rate and service agreements to induce industrial and large commercial customers to remain on the Company's system. The Company now has 62 multi-year contracts with major customers, including its largest customer. This customer is constructing a cogeneration unit that is expected to produce enough electricity, commencing sometime in early 1998, to supply approximately one-half of the customer's requirements. The customer's remaining requirements will continue to be supplied by UI under a special rate and service agreement. To the extent that the Company loses revenues from customers leaving the system or paying for service under special rate or service agreements, the Company's only opportunity to replace such revenues will be through increased wholesale sales and retail sales growth. The Company is not capitalizing these "lost" revenues for future rate recovery. See "Rates".

     Although UI has not historically been a major wholesale supplier of bulk electric power (power sold to other utilities), it has marketed generating capacity and energy aggressively in recent years, seeking to sell outside its service territory the power it produces in excess of the present needs of its own customers. Competition in the wholesale power market can be expected to increase by reason of the Federal Energy Policy Act of 1992, which was designed to foster competition in the wholesale market by facilitating the ownership and operation of independently-owned generating facilities and authorizing the FERC to order electric utilities to furnish transmission service to the owners of these generating facilities. Competition may also increase in the wholesale power market as a result of a FERC rulemaking that seeks to promote competition in that market by requiring electric utilities to furnish non-discriminatory transmission service to all buyers and sellers in the marketplace, and due to the entry of brokers and marketers, who buy and sell generating capacity and energy without owning or operating any generating or transmission facilities. In its rulemaking, the FERC has stressed the importance of allowing electric utilities to recover the costs of existing facilities (primarily generation) that would be rendered uneconomic ("stranded") by a competitive bulk power market. The structure of the wholesale power market will also change due to the implementation of the restructuring of the New

England Power Pool (NEPOOL), which envisions separate markets for several energy, capacity, and ancillary services products. See "Arrangements with Other Utilities".

     The FERC has stated that state regulatory commissions should address the issue of recovery by electric utilities of the costs of existing facilities that would be stranded by retail access. The legislatures and regulatory commissions in several states have considered or are considering "retail access". This, in general terms, means the transmission by an electric utility of energy produced by another entity over the utility's transmission and distribution system to a retail customer in the utility's own service territory. A retail access requirement would have the effect of permitting retail customers to purchase electric capacity and energy, at the election of such customers, from the electric utility in whose service area they are located or from any other electric utility, independent power producer or power marketer. In 1995, the Connecticut Legislature established a task force to review these issues and to make recommendations on electric industry restructuring within Connecticut. The task force concluded its work in December 1996 and issued a report and related recommendations. In its 1997 session, the Connecticut legislature drafted, but failed to bring to a vote, comprehensive legislation that would have introduced retail access in Connecticut over a period of several years, with a provision for the recovery of stranded costs by service area utilities. The legislature is currently considering legislation of this same sort in its 1998 session. Among many other factors, decisions and actions concerning retail access in other states could impact the timing and form of this legislation.

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

     In anticipation of increased competition, the Company has initiated a continuing and focused effort to reduce and control costs, to reinforce customer loyalty and to develop additional sources of revenue. See "Rates". See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Major Influences on Financial Condition" and "Looking Forward".

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

     On December 31, 1996, the DPUC completed a financial and operational review of the Company and ordered a five-year incentive regulation plan for the years 1997-2001. The DPUC did not change the existing retail base rates charged to customers; but its order increased amortization of the Company's conservation and load management program investments during 1997-1998, and accelerated the recovery of unspecified regulatory assets during 1999-2001 if the Company's common stock equity return on utility investment exceeds 10.5% after recording the increased conservation and load management amortization. The order also reduced the level of conservation adjustment mechanism revenues in retail prices, provided a reduction in customer prices through a surcredit in each of the five plan years, and accepted the Company's proposal to modify the operation of the fossil fuel clause mechanism. The Company's authorized return on utility common stock equity was reduced from 12.4% to 11.5%. Earnings above 11.5%, on an annual basis, are to be utilized one-third for customer price reductions, one-third to increase amortization of regulatory assets, and one-third retained as earnings. As a result of the DPUC's order, customer prices were required to be reduced, on average, by 3% in 1997 compared to 1996. Retail revenues actually decreased by approximately $30 million, or 4.6%, in 1997 due to customer price reductions. Also as a result of the order, customer prices are required to be reduced by an additional 1% in 2000, and another 1% in 2001, compared to 1996.

     By its terms, the DPUC's 1996 order should be reopened in 1998 to determine the regulatory assets to be subjected to accelerated recovery in 1999, 2000 and 2001.

                                    FINANCING

     The Company's capital requirements are presently projected as follows:

                                                                 1998       1999       2000       2001       2002
                                                                 ----       ----       ----       ----       ----
                                                                                  (millions)
Cash on Hand - Beginning of Year                                $ 32.0      $10.4    $  -        $ -        $ -
Internally Generated Funds less Dividends                        118.5      108.0     109.3       97.0       68.6
                                                                 -----      -----     -----       ----       ----
         Subtotal                                                150.5      118.4     109.3       97.0       68.6

Less:
Capital Expenditures                                              35.9       32.7      39.6       31.1       30.7
                                                                 -----      -----     -----       ----       ----

Cash Available to pay Debt Maturities and Redemptions            114.6       85.7      69.7       65.9       37.9

Less:
Maturities and Mandatory Redemptions                             104.2      103.4     150.4       75.3        0.3
                                                                 -----      -----     -----       ----       ----

External Financing Requirements (Surplus)                       $(10.4)    $ 17.7    $ 80.7      $ 9.4     $(37.6)
                                                                 ======    ======    ======      =====     =======

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

     On July 30, 1997, the Company borrowed $98.5 million from the Business Finance Authority of the State of New Hampshire (BFA), representing the proceeds from the issuance by the BFA of $98.5 million principal amount of tax-exempt Pollution Control Refunding Revenue Bonds (PCRRBs). The Company is obligated, under its borrowing agreement with the BFA, to pay to a trustee for the PCRRBs' bondholders such amounts as will pay, when due, the principal of and the premium, if any, and interest on the PCRRBs. The PCRRBs will mature in 2027, and their interest rate is adjusted periodically to reflect prevailing market conditions. The PCRRBs' interest rate, which is being adjusted weekly, was 3.75% at December 31, 1997. The Company has used the proceeds of this $98.5 million borrowing to cause the redemption and repayment of $25 million of 9 3/8%, 1987 Series A, Pollution Control Revenue Bonds, $43.5 million of 10 3/4%, 1987 Series B, Pollution Control Revenue Bonds, and $30 million of Adjustable Rate, 1990 Series A, Solid Waste Disposal Revenue Bonds, three outstanding series of tax-exempt bonds on which the Company also had a payment obligation to a trustee for the bondholders. Expenses associated with this transaction, including redemption premiums totaling $2,055,000 and other expenses of approximately $1,500,000, were paid by the Company.

     In August 1997, the Company purchased at a discount on the open market, and canceled, 500 shares of its $100 par value 4.72%, Series B preferred stock and 200 shares of its $100 par value 4.64%, Series C preferred stock. These shares, having a par value of $70,000, were purchased for $41,100, creating a net gain of $28,900.

     On November 12, 1997, the Company refinanced the secured lease obligation bonds that were issued in 1990 in connection with the sale and leaseback by the Company of a portion of its ownership share in Seabrook Unit 1. All of the outstanding $69,593,000 principal amount of 9.76% Series 2006 Seabrook Lease Obligation Bonds (the "9.76% Bonds") and $129,055,000 principal amount of 10.24% Series 2020 Seabrook Lease Obligation Bonds (the "10.24% Bonds") were redeemed. The redemption premiums paid on the 9.76% Bonds and the 10.24% Bonds were $1,884,549 and $8,589,901, respectively. The Bonds were refunded with the proceeds from the issuance of $203,088,000 principal amount of 7.83% Seabrook Lease Obligation Bonds due January 2, 2019 (the "7.83% Bonds"), the principal of which will be payable from time to time in installments. Transaction expenses totaling $1,530,022 and redemption premiums totaling $8,139,978 were paid from the proceeds of the 7.83% Bonds and will be repaid as part of the Company's Lease payments over the remaining term of the Lease. The remainder of the redemption premiums ($2,334,472) and transaction expenses were paid by the Company and will be amortized over the remainder of the Lease term. The transaction reduces the interest rate on the leaseback arrangement, which is treated as long-term debt on the Company's Consolidated Balance Sheet, from 8.45% to 7.56%. The Company owned $16,997,000 principal amount of the 9.76% Bonds and $49,850,000 principal amount of the 10.24% Bonds. The Company used the proceeds from the redemption of these bonds ($70,662,688, including redemption premiums totaling $3,815,688), plus available funds and short-term borrowings, to purchase $101,388,000 principal amount of the 7.83% Bonds. The Company intends to hold the 7.83% Bonds until maturity and has recognized the investment as an offset to long-term debt on its Consolidated Balance Sheet.

     On January 13, 1998, the Company issued and sold $100 million principal amount of 6.25% four-year and eleven month Notes. The yield on the Notes, which were issued at a discount, is 6.30%; and the Notes will mature on December 15, 2002. The proceeds from the sale of the Notes were used to repay $100 million principal amount of 7 3/8% Notes, which matured on January 15, 1998.

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 9, 1998. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 1997, the Company had $30 million of short-term borrowings outstanding under this facility.

     In addition, as of December 31, 1997, one of the Company's subsidiaries, American Payment Systems, Inc., had borrowings of $7.8 million outstanding under a bank line of credit agreement.

     The Company's long-term debt instruments do not limit the amount of short-term debt that the Company may issue. The Company's revolving credit agreement described above requires it to maintain an available earnings/interest charges ratio of not less than 1.5:1.0 for each 12-month period ending on the last day of each calendar quarter. For the 12-month period ended December 31, 1997, this coverage ratio was 3.23:1.0.

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

     On the basis of the formulas contained in the Preferred Stock provisions and the Seabrook Unit 1 lease financing documents, the coverages for each of the five years ended December 31, 1997 are set forth below.


                                  Preferred Stock           Seabrook Lease
                                    Provisions                Provisions
                               ------------------------    -----------------
                               Preferred    Long-term      Earnings/Interest
       Year                     Stock      Indebtedness          Ratio
       ----                    ---------   ------------    -----------------

       1993                      3.33          3.67               2.59
       1994                      2.72          3.14               2.86
       1995                      2.68          2.71               3.31
       1996                      2.38          2.39               2.78
       1997                      2.48          2.60               3.23

     The Company has a 5.45% participating share in Phase II of the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. See "Arrangements with Other Utilities - Hydro-Quebec". As a participant, the Company is obligated to furnish a guarantee for its participating share of the debt financing for Phase II of the facility. As of December 31, 1997, the Company's guarantee liability for this debt amounted to approximately $7.4 million.

                                   FUEL SUPPLY

                                   FOSSIL FUEL

     The Company burns coal, residual oil, jet oil and natural gas at its fossil fuel generating stations in Bridgeport and New Haven. During 1997, approximately
1.1 million tons of coal, 4.9 million barrels of fuel oil and 0.3 billion cubic feet of natural gas were consumed in the generation of electricity. The Company owns fuel oil storage tanks at its generating stations in Bridgeport and New Haven that have maximum capacities of approximately 680,000 and 650,000 barrels of oil, respectively. In addition, the Company maintains, through an inventory finance arrangement, an approximate 34-day coal supply of 125,000 tons at its Bridgeport Harbor Station.

     The Company burns coal at the largest generating unit at its Bridgeport generating station; however, this generating unit is also capable of burning oil. The Company has a coal supply contract that extends until July 31, 2007, subject to earlier termination provisions. The Company's fuel oil supply contracts for its New Haven and Bridgeport generating stations will expire on March 31, 1998, and the Company expects to meet its fuel oil needs by entering into one or more new fuel oil supply contracts and/or through purchases on the spot market.

     The Company's New Haven Harbor Station has a dual-fuel capability of burning natural gas and oil. Under an agreement that expires on December 31, 2000, the Company is obligated to burn approximately 6 billion cubic feet of gas per year, when offered by the supplier at a price that is competitive with oil. During 1997, no natural gas was purchased pursuant to this agreement; and an additional 0.3 billion cubic feet of natural gas was purchased on the spot market.

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

                                  CONVERSION TO
                                  HEXAFLUORIDE     ENRICHMENT      FABRICATION
                                  -------------    ----------      -----------

     Millstone Unit 3                 2003            2002             2011
     Seabrook Unit 1                  2006            2002             2006


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

     Because of the evolving industry-wide changes that are described at "Franchises, Regulation and Competition - Competition," NEPOOL has been restructured. Its membership has been broadened to cover all entities engaged in the electricity business in New England, including power marketers and brokers, independent power producers and load aggregators. The operation of the regional bulk power system has been turned over to an independent entity, ISO New England, Inc., so that the regional bulk power system will continue to be operated both in accordance with the NEPOOL objectives and free of any adverse impact on competition in the wholesale power market, where various energy and capacity products will be traded in open competition among all participants. The restructuring changes have been filed with the FERC, for its approval, as an amendment to the NEPOOL
Agreement; and the resulting FERC proceedings are expected to be completed during 1998.

                          NEW ENGLAND TRANSMISSION GRID

     Under other agreements related to the Company's participation in the ownership of Seabrook Unit 1 and Millstone Unit 3, the Company contributes to the financial support of certain 345 kilovolt transmission facilities that are a part of the New England transmission grid.

                                  HYDRO-QUEBEC

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which the Company has a 5.75% participating share, has a 690 megawatt equivalent capacity value; and Phase II, in which the Company has a 5.45% participating share, increased the equivalent capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. Additionally, the Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of December 31, 1997, the Company's guarantee liability for this debt was approximately $7.4 million.

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

     The federal Clean Water Act requires permits for discharges of effluents into navigable waters and requires that all discharges of pollutants comply with federally approved state water quality standards. The Connecticut Department of Environmental Protection (DEP) has adopted, and the federal government has approved, water quality standards for receiving waters in Connecticut. A joint federal and state permit system, administered by the DEP, has been established to assure that applicable effluent limitations and water quality standards are met in connection with the construction and operation of facilities that affect or discharge into these waters. The discharge permits for the Company's Bridgeport Harbor, English and New Haven Harbor generating stations expired in February and May of 1992, and September of 1996, respectively. Applications for renewal of these permits had been filed in August and November of 1991, and April of 1996, respectively, and while these renewal applications are pending, the terms of the expired permits continue in effect. The application for English Station, in New Haven, has been modified to reflect changes in the operating status of this generating facility and changes in the permitting system. Several new permits have been issued for specific discharges at New Haven Harbor, Bridgeport Harbor and/or English Stations; and, although other new permits for specific discharges have not yet been issued, the Company has not been advised by the DEP that any of these facilities has a permitting problem. The DEP has determined that the thermal component of the discharges at each of the stations will not result in a violation of state water quality standards. All discharge permits may be reopened and amended to incorporate more stringent standards and effluent limitations that may be adopted by federal and state authorities. Compliance with this permit system has necessitated substantial capital and operational expenditures by UI, and it is expected that such expenditures will continue to be required in the future.

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

     Amendments to the Clean Air Act in 1990 will require a significant reduction in nationwide SO2 emissions by fossil fuel-fired generating units to a permanent total emissions cap in the year 2000. This reduction is to be achieved by the allotment of allowances to emit SO2, measured in tons per year, to each owner of a unit, and requiring the owner to hold sufficient allowances each year to cover the emissions of SO2 from the unit during that year. Allowances are transferable and can be bought and sold. The Company believes that, under the allowances allocation formula, it will hold more than sufficient allowances to permit continued operation of its existing generating units without incurring substantial expenditures for additional SO2 controls. The Company is marketing its surplus allowances.

     The same 1990 Clean Air Act amendments also contain major new requirements for the control of nitrogen oxides (NOx) that are applicable to generating units located in or near areas, such as UI's service territory, where ambient air quality standards for photochemical oxidants have not been attained. These amendments also require the installation and/or modification of continuous emission monitoring systems, and require all existing generating units to apply for and obtain operating permits. The Company expects to submit applications for such operating permits in early 1998. These applications will verify compliance with all existing requirements applicable to the generating units at Bridgeport Harbor, English and New Haven Harbor generating stations. Controls installed have resulted in achievement of NOx emissions from Bridgeport Harbor Unit 3, the largest generating unit at Bridgeport Harbor Station, substantially below, and at a date significantly in advance of, that required under the statute. As a result, the DEP has approved UI's creation of transferable and marketable NOx emission reduction credits, and supplemental approvals are anticipated for the creation of additional credits at this generating unit through April 1999. During 1997, UI consummated nineteen sales of NOx emission reduction credits, and it continues to market these credits. These sales have not had a significant impact on the Company's earnings. In September 1994, the Ozone Transport Commission (OTC) (consisting of the twelve northeastern-most states plus the District of Columbia) adopted a Memorandum of Understanding (MOU) that obligates certain of those states, including Connecticut, to adopt regulations that will further limit emissions of NOx from large stationary sources, including utility boilers. The MOU calls for the reductions to occur in two steps; the first in 1999 and the second in 2003. On December 30, 1997, the Connecticut DEP proposed regulations that would implement the requirements of the OTC MOU. It is expected that the regulations, when promulgated, will become part of the federally mandated revisions to Connecticut's plan for achieving compliance with air quality standards for photochemical oxidants (Nox, ozone and particulate matter). On July 18, 1997, the EPA published final revisions to the national air quality standards for ozone and particulate matter. On November 7, 1997, the EPA published a proposed rule that would require states to adopt regulations to ensure that a significant transport of ozone pollution across state boundaries in the eastern United States is prevented. Since not all of these three sets of new regulations have been adopted in final form, the Company is not yet able to assess accurately the applicability and impact of implementing these regulations to and on its generating facilities. Compliance may require substantial additional capital and operational expenditures in the future. In addition, due to the 1990 amendments and other provisions of the Clean Air Act, future construction or modification of fossil-fired generating units and all other sources of air pollution in southwestern Connecticut will be conditioned on installing state-of-the-art nitrogen oxides controls and obtaining nitrogen oxide emission offsets -- in the form of reductions in emissions from other sources -- which may hinder or preclude such construction or modification programs in UI's service area, depending on ambient pollutant levels over which the Company has no control.

     A merchant wholesale electric generating facility (Bridgeport Energy Project) is being constructed on land leased from UI at its Bridgeport Harbor Station. It is anticipated that UI's Bridgeport Harbor Unit 1 will be placed in deactivated reserve status on or about July 1, 1998, when the first phase of the Bridgeport Energy Project is completed.

UI has provided emission offsets necessary for the licensing of the Bridgeport Energy Project; and UI has agreed to provide Clean Air Act allowances required for the operation of this facility to the extent that they are available from Bridgeport Harbor Units 1 and 2 and are not obtained for the facility from another source. Given the very low emissions rates expected from the Bridgeport Energy Project, it currently appears likely that UI will continue to have surplus SO2 allowances for sale.

     The Company's generating stations in Bridgeport and New Haven comply with the air quality and emission performance standards adopted by those cities.

     Under the federal Toxic Substances Control Act (TSCA), the EPA has issued regulations that control the use and disposal of polychlorinated biphenyls
(PCBs). PCBs had been widely used as insulating fluids in many electric utility transformers and capacitors manufactured before TSCA prohibited any further manufacture of such PCB equipment. Fluids with a concentration of PCBs higher than 500 parts per million and materials (such as electrical capacitors) that contain such fluids must be disposed of through burning in high temperature incinerators approved by the EPA. Solid wastes containing PCBs must be disposed of in either secure chemical waste landfills or in high-efficiency incinerators. In response to EPA regulations, UI has phased out the use of certain PCB capacitors and has tested all Company-owned transformers located inside customer-owned buildings and replaced all transformers found to have fluids with detectable levels of PCBs (higher than 1 part per million) with transformers that have no detectable PCBs. Presently, no transformers having fluids with levels of PCBs higher than 500 parts per million are known by UI to remain in service in its system, except at one of UI's generating stations. Compliance with TSCA regulations has necessitated substantial capital and operational expenditures by UI, and such expenditures may continue to be required in the future, although their magnitude cannot now be estimated. The Company has agreed to participate financially in the remediation of a source of PCB contamination attributed to UI-owned electrical equipment on property in New Haven. Although the scope of the remediation and the extent of UI's participation have not yet been fully determined, in 1990 the owners of the property estimated the total remediation cost to be approximately $346,000.

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

     The Company has estimated that the total cost of decontaminating and demolishing its Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $8.3 million had been incurred as of December 31, 1997, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 DPUC retail rate decision, beginning January 1, 1993, the Company has been recovering through retail rates $1.075 million of these remediation costs per year. The remediation cost, property value and recovery from customers will be subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

     The Company is presently remediating an area of PCB contamination at its English Station generating site, including repair and/or replacement of approximately 560 linear feet of sheet piling. The total cost of the remediation and sheet piling repair is presently estimated at $3.5 million, and the Company plans to repair/replace a major portion of the remaining sheet piling at this location at an estimated cost of $6 million.

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

                                    EMPLOYEES

     As of December 31, 1997, the Company had 1,175 employees, including 127 in subsidiary operations. Of the electric utility employees, approximately 79% had been with the Company for 10 or more years.

     Approximately 545 of the Company's operating, maintenance and clerical employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes. On June 30, 1997, the Company's unionized employees accepted a new five-year agreement, amending and extending the existing agreement that was scheduled to remain in effect through May 15, 1998. The new agreement provides for, among other things, 2% annual wage increases beginning in May 1998, and annual lump sum bonuses of 2.5% of base annual straight time wages (not cumulative). These provisions will restrict the growth of the Company's bargaining unit base wage expense to about $500,000 per year. The agreement also provides for job security for longer-term bargaining unit employees and will allow the Company some flexibility in adjusting work methods as part of its ongoing process re-engineering efforts.

     There has been no work stoppage due to labor disagreements since 1966, other than a strike of three days duration in May 1985; and employee relations are considered satisfactory by the Company.

                                 YEAR 2000 ISSUE

     The Company's planning and operations functions, and its cash flow, are dependent on the timely flow of electronic data to and from its customers, suppliers and other electric utility system managers and operators. In order to assure that this data flow will not be disturbed by the problems emanating from the fact that many existing computer programs were designed without considering the impact of the year 2000 and use only two digits to identify the year in the date field of the programs (the Year 2000 Issue), the Company initiated in mid-1997, and is pursuing, an aggressive program to identify and correct all deficiencies in its computer systems and in the computer systems of the critical suppliers and other persons with whom data must be exchanged. A complete inventory and assessment of the Company's computer system applications, hardware, software and embedded technologies has been completed, and recommended solutions to all identified risks and exposures have been generated. A remediation, retirement, renovation and testing program has commenced. Necessary upgrades to mainframe hardware and software are expected to be completed and tested during 1998, and a parallel program with respect to desktop hardware and software is currently projected to be completed and tested by March 31, 1999. Request for documented compliance information have been sent to all critical suppliers, data sharers and facility building owners and, as responses are received, appropriate solutions and testing programs are being developed and executed. The Company believes that the successful implementation of this program, which is currently estimated to cost approximately $2.6 million, will preclude any significant adverse impact of the Year 2000 Issue on its operations and financial condition.

Item 2.  Properties
                              GENERATING FACILITIES

     The electric generating capability of the Company as of December 31, 1997, based on summer ratings of the generating units, was as follows:

                                                    YEAR OF         MAX CLAIMED                   UI
UI OPERATED:                         FUEL         INSTALLATION     CAPABILITY, MW             ENTITLEMENT
---------------------------          ----         ------------     --------------             -----------
                                                                                             %         Mw
Bridgeport Harbor Station 1        #6 Oil          1957                  76.09             100.00     76.09(1)
Bridgeport Harbor Station 2        #6 Oil          1961                 170.00             100.00    170.00(2)
Bridgeport Harbor Station 3        #6 Oil/Coal      1968/1985           385.00             100.00    385.00(3)
Bridgeport Harbor Station 4        Jet Oil         1967                  16.15             100.00     16.15
New Haven Harbor Station           #6 Oil/Gas      1975                 466.00              93.71    436.69(4)
English Station 7                  #6 Oil          1948                  34.06             100.00     34.06(5)
English Station 8                  #6 Oil          1953                  38.49             100.00     38.49(5)

OPERATED BY OTHER UTILITIES:
---------------------------

Millstone Unit 3,                Nuclear           1986                1119.60              3.685     41.26(6)
Waterford, Connecticut

Seabrook Unit 1,                 Nuclear           1990                1162.00              17.50    203.35(7)
Seabrook, New Hampshire

POWER PURCHASES FROM
COGENERATION FACILITIES:
-----------------------

Bridgeport RESCO,                Refuse            1988                  59.45             100.00     59.45
Bridgeport, Connecticut
Shelton Landfill                 Gas               1995                   1.61             100.00      1.61
Shelton, Connecticut
                                                                                                    -------

Total                                                                                               1462.15
                                                                                                    =======


(1) Effective January 1, 1994, Bridgeport Harbor Station 1 was removed from operation and dispatching under NEPOOL and was placed in deactivated reserve. The unit was reactivated in July 1996 and placed under NEPOOL dispatch to help alleviate power shortages in Connecticut caused by the outages of the three nuclear generating units at Millstone Station and the Connecticut Yankee Unit. See "Nuclear Generation". It is anticipated that Bridgeport Harbor Station 1 will be returned to deactivated reserve status on or about July 1, 1998, when the first phase of a merchant wholesale electric generating facility (Bridgeport Energy Project) being constructed on land leased from UI at Bridgeport Harbor Station.
(2) Commencing with the completion of the second phase of the Bridgeport Energy Project, scheduled for July of 1999, a wholesale power marketer will have an option to purchase the capability and energy generated by Bridgeport Harbor Station 2, for a period of twelve years, pursuant to a wholesale power contract.
(3) The unit has burned coal since January 1985.
(4) Represents UI's 93.705% ownership share of total net capability. This unit is jointly owned by UI (93.705%), Fitchburg Gas and Electric Light Company (4.5%) and the electric departments of three Massachusetts municipalities (1.795%). See Item 1. Business - "Fuel Supply".
(5) English Station 7 and 8 were placed in deactivated reserve, effective January 1, 1992.
(6) Represents UI's 3.685% ownership share of total net capability. This unit is currently shut down for safety reasons, awaiting NRC authorization for restart. See "Nuclear Generation".
(7) Represents UI's 17.5% ownership share of total net capability. In August 1990, UI sold to and leased back from an owner trust established for the benefit of an institutional investor a portion of UI's 17.5% ownership interest in this unit. This portion of the unit is subject to the lien of a first mortgage granted by the owner trustee.

                TABULATION OF PEAK LOADS, RESOURCES, AND MARGINS
                        1997 ACTUAL, 1998 - 2002 FORECAST
                                   (MEGAWATTS)

                                                Actual                            Forecast
                                                ------        --------------------------------------------------
                                                 1997         1998        1999       2000       2001       2002
At Time of Peak Load on UI's System:
-----------------------------------

Capacity of generating units operated
 by UI (1)                                     1070.77      1088.55     1088.55    1088.55    1088.55    l088.55
-------------------------------------

Entitlements in nuclear units (1) (2)
-----------------------------
  Millstone Unit 3 (3)                           41.26        41.26       41.26      41.26      41.26      41.26
  Seabrook Unit 1                               203.35       203.35      203.35     203.35     203.35     203.35
                                                ------       ------      ------     ------     ------     ------
                                                244.61       244.61      244.61     244.61     244.61     244.61
                                                ------       ------      ------     ------     ------     ------

Equivalent capacity value of
 entitlement in Hydro-Quebec (1) (2)             98.08        98.08       98.08      98.08      98.08       0
----------------------------

Purchases from cogeneration facilities
--------------------------------------
  Bridgeport RESCO                               59.45        59.45       59.45      59.45      59.45      59.45
  Shelton Landfill                                1.61         1.50        1.57       1.54       1.36       1.32

Purchase from New York Power Authority            1.14         1.14        1.14       1.14       1.14       1.14
--------------------------------------

Purchases from (sales to) other utilities
-----------------------------------------
  Net power contracts - fossil                 (119.56)        2.56        2.56     (30.64)    (30.64)    (30.64)
                                               -------      -------     -------    -------    -------    -------
Total generating resources                     1356.10      1495.89     1495.96    1462.73    1462.55    1364.43
                                               =======      =======     =======    =======    =======    =======

Calculation of UI's capability
 responsibility (4)
------------------------------
Peak load                                      1173.00      1179.00     1190.00    1207.00    1220.00    1230.00
Required reserve margin                         167.06       214.86      257.24     260.91     263.72     184.50
                                               -------      -------     -------    -------    -------    -------
Total capability responsibility                1340.06      1393.86     1447.24    1467.91    1483.72    1414.50
                                               =======      =======     =======    =======    =======    =======

Available Margin (5)                             13.29        99.39       46.01      (7.86)    (23.67)    (52.53)
                                               =======      =======     =======    =======    =======    =======

(1) Capacity shown reflects summer ratings of generating units.
(2) Winter ratings of UI nuclear and Hydro-Quebec interconnection's equivalent capacity value entitlements (megawatts):
         Millstone Unit 3           -       42.22
         Seabrook Unit 1            -      203.35
         Hydro-Quebec               -       34.34
(3) At the time of 1997 summer peak, Millstone Unit 3 still retained capability rating for the purposes of satisfying UI's required capacity as a NEPOOL participant. It is assumed that unit will be back in operation by the time of 1998 summer peak.
(4) UI's required capacity as a NEPOOL participant.
(5) Total generating resources, excluding purchases from New York Power Authority and Shelton Landfill, less capability responsibility. In addition, UI maintains two units (English Station 7 and 8) in deactivated reserve, representing a total of 72.55 MW of generating capacity.

     During 1997, the peak load on the Company's system was approximately 1,173 megawatts, which occurred in July. UI's total generating capability at the time was 1,356 megawatts, including a 98 megawatt increase in capability provided by the equivalent capacity value of UI's entitlements in the Hydro-Quebec facility and reflecting the net effect of temporary arrangements with other electric utilities and cogenerators. The Company is currently forecasting an annual average compound growth in peak load of 0.8% during the period 1997 to 2007. Based on current forecasts of loads, UI's generating capability will exceed its projected July-August capability responsibility to NEPOOL for generating capacity through at least 1999, and English Station Units 7 and 8 can be reactivated if higher than anticipated load growth occurs. If, due to the permanent loss of a generating unit or higher than expected load growth, UI's own generating capability becomes inadequate to meet its capability responsibility to NEPOOL, UI expects to be able to reduce the load on its system by the implementation of additional demand-side management programs, to acquire other demand-side and supply-side resources, and/or to purchase capacity from other utilities or from the installed capability spot market, as necessary. However, because the generation and transmission systems of the major New England utilities, including UI, are operated as if they were a single system, the ability of UI to meet its load is and will be dependent on the ability of the region's generation and transmission systems to meet the region's load. See "Nuclear Generation" and Item 1. Business - "Competition" and "Arrangements with Other Utilities".

     Shown below is a summary of the Company's sources and uses of electricity for 1997.

                                  MEGAWATT-HOURS
                                      (000's)
SOURCES                                       USES
-------                                       ----

OWNED                                         Retail Customers           5,376
   Nuclear (Seabrook Unit 1)          1,390
   Coal                               2,760   Wholesale
   Oil                                2,951   Delivered to NEPOOL        1,256
   Gas & Gas Turbines                    28   Contracts                  1,745
                                      -----
       Total Owned                    7,129
                                              Company Use & Losses         255
PURCHASED                                                                -----
   Contracts                            962              Total Uses      8,632
   NEPOOL                               240                              =====
   Hydro-Quebec                         301
                                      -----
       Total Sources                  8,632
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

     The Company owns and operates 25 bulk electric supply substations with a capacity of 2,634,000 KVA and 40 distribution substations with a capacity of 212,500 KVA. The Company has 3,150 pole-line miles of overhead distribution lines and 130 conduit-bank miles of underground distribution lines.

     See  "Capital   Expenditure  Program"  concerning  the  estimated  cost  of additions to the Company's transmission and distribution facilities.

                           CAPITAL EXPENDITURE PROGRAM

     The Company's 1998-2002 capital expenditure program, excluding allowance for funds used during construction (AFUDC), and its effect on certain capital related items is presently budgeted as follows:

                                          1998         1999         2000        2001         2002         TOTAL
                                          ----         ----         ----        ----         ----         -----
                                                                       (000's)
Production                               $7,747      $13,911      $12,620      $9,615      $11,920       $55,813
Distribution                             15,686       12,783       14,213      13,983       14,405        71,070
Transmission                                875        1,923        3,408         783          467         7,456
Other                                     3,281        3,361          789         612          959         9,002
                                         ------       ------       ------      ------       ------       -------
SUBTOTAL                                 27,589       31,978       31,030      24,993       27,751       143,341

Nuclear Fuel                              8,325          746        8,569       6,160        2,892        26,692
                                         ------       ------       ------      ------       ------       -------

  Total Expenditures                    $35,914      $32,724      $39,599     $31,153      $30,643      $170,033
                                         ======       ======       ======      ======       ======       =======

Rate Base and Other Selected Data:
---------------------------------
AFUDC (Pre-tax)                           1,683        1,836        1,853       1,563        1,505
Depreciation
  Book Plant                             57,192       58,213       58,158      57,945       58,778
  Conservation Assets                    10,309        5,390            0           0            0
  Decommissioning                         2,676        2,781        2,892       3,007        3,128
Additional Required
 Amortization (pre-tax)(1)
  Conservation Assets                    13,000            0            0           0            0
  Other Regulatory Assets                     0       20,300       49,500      54,500            0
Amortization of Deferred
 Return on Seabrook Unit 1
 Phase-In (after-tax)                    12,586       12,586            0           0            0

Estimated Rate Base
 (end of period)                      1,106,666    1,042,700      989,995     928,513      895,962

(1) Additional amortization of pre-1997 conservation costs and other unspecified regulatory assets, as ordered by the DPUC in its December 31, 1996 Order, provided that, as expected, common equity return on utility investment exceeds 10.5% after recording the additional amortization.

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

     Seabrook Unit 1 commenced commercial operation in June of 1990, pursuant to an operating license issued by the NRC, which will expire in 2026. It is jointly owned by eleven New England electric utility entities, including the Company, and is operated by a service company subsidiary of Northeast Utilities (NU). Through December 31, 1997, Seabrook Unit 1 has operated at a lifetime capacity factor of 79%.

     Millstone Unit 3 commenced commercial operation in April of 1986, pursuant to a 40-year operating license issued by the NRC. It is jointly owned by thirteen New England electric utility entities, including the Company, and is operated by another service company subsidiary of NU. Through March 30, 1996, when Millstone Unit 3 was taken out of service following an engineering evaluation that determined that four safety-related valves would not be able to perform their design function during certain postulated events, Millstone Unit 3 had operated at a lifetime capacity factor of 71.9%. In April, May and June of 1996, a series of NRC letters to NU and its operating service company subsidiary stated: that the NRC had identified programmatic issues and design deficiencies at Millstone Unit 3 that were similar in nature to those previously identified at Millstone Units 1 and 2, the two other Millstone Station nuclear generating units, which had been taken out of service in November of 1995 and February of 1996, respectively, and are owned by operating subsidiaries of NU and are also operated by the NU service company subsidiary that operates Millstone Unit 3; that the NRC had concluded that the corrective action program at Millstone Station was not currently effective in resolving identified deficiencies; that none of the generating units at Millstone Station may be restarted until the effectiveness of a corrective action program is demonstrated; and that Millstone Station had been placed on the NRC's "watch list" as a Category 3 facility. The NRC deems Category 3 plants as having significant weaknesses that warrant maintaining the plant in shutdown condition until it is demonstrated that adequate programs have been established and implemented to ensure substantial improvement. In October of 1996, the NRC announced that an independent NRC review had concluded that the work environment and management failures were the source of a high volume of employee concerns and allegations related to safety of plant operations and harassment and intimidation of employees at Millstone Station. Concurrently, the NRC issued an order directing NU to devise and implement a compliance plan for handling safety concerns raised by Millstone Station employees, and for assuring an environment free from retaliation and discrimination, and ordering NU to contract for an independent third party to oversee its corrective action program for the employee concerns program. NU is engaged in an extensive effort to address and correct all of the above-described problems at Millstone Station and to develop a comprehensive plan for returning each of the Millstone Station nuclear generating units to service. Although UI's management anticipates that all of the above-described problems with respect to Millstone Unit 3 will be resolved, UI cannot, at this time, predict how long it will take to resolve them, or when the NRC will allow Millstone Unit 3 to return to service.

     While Millstone Unit 3 is out of service, UI is incurring incremental replacement power costs estimated at approximately $500,000 per month, and experiencing an adverse impact on net earnings per share of approximately $.02 per month. In addition to these costs of replacement power, substantial incremental direct costs are being incurred to address the above-described problems with respect to Millstone Unit 3, and the Company may be responsible for its 3.685% joint ownership share of these costs. UI and the other nine non-NU owners of Millstone Unit 3 have been paying their monthly shares of the costs of the unit, but have reserved their rights to contest whether one or more of the NU service company subsidiary that is the operator of Millstone Unit 3 and two operating NU subsidiary electric utility companies that are the majority joint owners of Millstone Unit 3 are responsible for the additional costs that the other joint owners have experienced as a result of the shutdown of Millstone Unit 3. On August 7, 1997, the Company and the other nine minority, non-NU joint owners of Millstone Unit 3 filed lawsuits against NU and its trustees, as well as a demand for arbitration against The Connecticut Light and Power Company and Western Massachusetts Electric Company, the operating electric utility subsidiaries of NU that are the majority joint owners of the unit and have contracted with the minority joint owners to operate it. The ten non-NU joint owners, who together own about 19.5% of the unit, claim that NU and its subsidiaries failed to comply with NRC regulations, failed to operate

Millstone Station in accordance with good utility operating practice and concealed their failures from the non-operating joint owners and the NRC. The arbitration and lawsuits seek to recover costs of purchasing replacement power and increased operation and maintenance costs resulting from the shutdown of Millstone Unit 3.

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

     At December 31, 1997, UI's equity investment in Connecticut Yankee was approximately $10.5 million. The estimate of the sum of future payments for the closing, decommissioning and recovery of the remaining investment in the Connecticut Yankee Unit is approximately $606 million. The Company's estimate of its remaining share of costs, including decommissioning, less return of investment (approximately $10.5 million) and return on investment (approximately $6.3 million), is approximately $40.8 million. This estimate, which is subject to ongoing review and revision, has been recorded by the Company as a regulatory asset and an obligation on the Consolidated Balance Sheet. The power purchase contract under which UI has purchased its 9.5% entitlement to the unit's power output will permit Connecticut Yankee to recover UI's share of these costs from UI. Connecticut Yankee has filed revised decommissioning cost estimates and amendments to the power contracts with its owners, including UI, with the FERC. Based on regulatory precedent, Connecticut Yankee believes it will continue to collect from its power purchasers its decommissioning costs, the owners' unrecovered investments in Connecticut Yankee and other costs associated with the permanent shutdown of the Connecticut Yankee Unit. UI expects that it will continue to be allowed to recover all FERC-approved costs from its customers through retail rates.

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

     The NRC requires each nuclear generating unit to obtain property insurance coverage in a minimum amount of $1.06 billion and to establish a system of prioritized use of the insurance proceeds in the event of a nuclear incident. The system requires that the first $1.06 billion of insurance proceeds be used to stabilize the nuclear reactor to prevent any significant risk to public health and safety and then for decontamination and cleanup operations. Only following completion of these tasks would the balance, if any, of the segregated insurance proceeds become available to the unit's owners. For each of the three nuclear generating units in which the Company has an interest, the Company is required to pay its ownership and/or leasehold share of the cost of purchasing such insurance. Although each of these units has purchased $2.75 billion of property insurance coverage, representing the limits of coverage currently available from conventional nuclear insurance pools, the cost of a nuclear incident could exceed available insurance proceeds. Under those circumstances, the nuclear insurance pools that provide this coverage may levy assessments against the insured owner companies if pool losses exceed the accumulated funds available to the pool. The maximum potential assessments against the Company with respect to losses occurring during current policy years are approximately $5.0 million.

                       WASTE DISPOSAL AND DECOMMISSIONING

     Costs associated with nuclear plant operations include amounts for disposal of nuclear wastes, including spent fuel, and for the ultimate decommissioning of the plants. Under the Nuclear Waste Policy Act of 1982, the federal Department of Energy (DOE) is required to design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel. The Act requires the DOE to provide, beginning in 1998, for the disposal of spent nuclear fuel and high level radioactive waste from commercial nuclear plants through contracts with the owners and generators of such waste; and the DOE has established disposal fees that are being paid to the federal government by electric utilities owning or operating nuclear generating units. In return for payment of the prescribed fees, the federal government was required to take title to and dispose of the utilities' high level wastes and spent nuclear fuel beginning no later than January 1998. However, the DOE has announced that its first high level waste repository will not be in operation earlier than 2010 and possibly not earlier than 2013, notwithstanding the DOE's statutory and contractual responsibility to begin disposal of high-level radioactive waste and spent fuel beginning not later than January 31, 1998.

     The DOE also announced that, absent a repository, the DOE had no statutory obligation to begin accepting high level wastes and spent nuclear fuel for disposal by January 31, 1998; and the DOE did not begin accepting such wastes and fuel by the date. Numerous utilities and state governments have obtained a judicial determination that the DOE had and has a statutory and contractual responsibility to take title to and dispose of high level wastes and spent nuclear fuel commencing not later than January 31, 1998, and that the contracts between the DOE and the plant owners and generators of such wastes and fuel will provide a potentially adequate remedy for the latter in the event of a breach of the contracts. The DOE is contesting these judicial declarations; and it is unclear at this time whether the United States Congress will enact legislation to address high level wastes/spent fuel disposal issues.

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

     Disposal  costs for  low-level  radioactive  wastes  (LLW) that result from operation or decommissioning of nuclear generating units have increased significantly in recent years and may continue to rise. The cost increases are a function of increased packaging and transportation costs, and higher fees and surcharges imposed by the disposal facilities. Currently, the Chem Nuclear LLW facility at Barnwell, South Carolina, is open to the Connecticut Yankee Unit, Millstone Unit 3, and Seabrook Unit 1 for disposal of LLW. The Envirocare LLW facility at Clive, Utah, is also open to these generating units for portions of their LLW. All three units have contracts in place for LLW disposal at these disposal facilities.

     Because access to LLW disposal may be lost at any time, Millstone Unit 3 and Seabrook Unit 1 have storage plans that will allow on-site retention of LLW for at least five years in the event that disposal is interrupted. The Connecticut Yankee Unit, which has been retired from commercial operation, has a similar storage program, although disposal of its LLW will take place in connection with its decommissioning.

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

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $473 million (in 1998 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be approximately $83 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during 1997 was $1.9 million. UI's share of the fund at December 31, 1997 was approximately $12.4 million.

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The current decommissioning cost estimate for Millstone Unit 3 is $557 million (in 1998 dollars), of which the Company's share would be approximately $21 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to a decommissioning trust fund managed by Northeast Utilities (NU). UI's share of the Millstone Unit 3 decommissioning payments made during 1997 was $487,000. UI's share of the fund at December 31, 1997 was approximately $5.1 million. The decommissioning trust fund for the Connecticut Yankee Unit is also managed by NU. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $2.1 million were funded by UI during 1997, and UI's share of the fund at December 31, 1997 was $24.9 million. The current decommissioning cost estimate for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit commencing in 1997, is $456 million, of which UI's share would be $43 million.

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

Item 3.  Legal Proceedings.

     On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. On May
7, 1994,  the Company  received a  "Certificate  of  Correction....to  correct a clerical omission or mistake" from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994, generating tax claims of approximately $3.5 million. On March 1, 1995, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1995-1996, which notices purport to increase said assessed value by approximately 48% over the valuation declared by the Company, generating tax claims of approximately $3.5 million. On May 11, 1995, the Company received notices of assessment changes relative to the assessed values of the Company's personal property for the tax years 1992-1993 and 1993-1994, which notices purport to increase said assessed values by approximately 45% and 49%, respectively, over the valuations declared by the Company, generating tax claims of approximately $4.1 million and $3.5 million, respectively. On March 8, 1996, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1996-1997, which notices purport to increase said assessed value by approximately 57% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.8 million. On March 7, 1997, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1997-1998, which notices purport to increase said assessed value by approximately 54% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.7 million. The
Company is vigorously contesting each of these actions by the City's tax assessor. In January 1996, the Connecticut Superior Court granted the Company's motion for summary judgment against the City relative to the earliest tax year at issue, 1991-1992, ruling that, after January 31, 1992, the tax assessor had no statutory authority to revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. This Superior Court decision, which would also have been applicable to and defeated the assessor's valuation increases for the two subsequent tax years, 1992-1993 and 1993-1994, was appealed by the City. On April 11, 1997, the Connecticut Supreme Court reversed the Superior Court's decisions in this and two other companion cases involving other taxpayers, ruling that the tax assessor had a three-year period in which to audit and revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. It is currently anticipated that all of the pending cases for all of the tax years in dispute will now be scheduled for trial in the Superior Court relative to the Company's claim that the tax assessor's increases in personal property tax assessments for the three earliest years were unlawful for other reasons and relative to the vigorously contested issue, for all of the tax years, as to the reasonableness of the tax assessor's valuation method, both as to amount and methodology. It is the present opinion of the Company that the ultimate outcome of this dispute will not have a significant impact on the long-term financial position of the Company. The Company would seek permission from the DPUC to recover from its retail customers the expense of any adverse court decision or settlement.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1997.

                        EXECUTIVE OFFICERS OF THE COMPANY

     The names and ages of all executive officers of the Company and all such persons chosen to become executive officers, all positions and offices with the Company held by each such person, and the period during which he or she has served as an officer in the office indicated, are as follows:

NAME                        AGE                 POSITION                                       EFFECTIVE DATE
----                        ---                 --------                                       --------------

Richard J. Grossi            62      Chairman of the Board of Directors                        May 1, 1991
                                       and Chief Executive Officer
Robert L. Fiscus             60      Vice Chairman of the Board of Directors
                                       and Chief Financial Officer                             February 23, 1998
Nathaniel D. Woodson         56      President                                                 February 23, 1998
James F. Crowe               55      Group Vice President Power Supply Services                October 1, 1996
Albert N. Henricksen         56      Group Vice President Support Services                     October 1, 1996
Anthony J. Vallillo          49      Group Vice President Client Services                      October 1, 1996
Rita L. Bowlby               59      Vice President-Corporate Affairs                          February 1, 1993
Stephen F. Goldschmidt       52      Vice President Planning and Information Resources         October 1, 1996
E. Jon Majkowski             55      Vice President/President Subsidiaries (URI, PPI & TEI)    October 1, 1996
James L. Benjamin            56      Controller                                                January 1, 1981
Kurt D. Mohlman              49      Treasurer and Secretary                                   January 1, 1994
Charles J. Pepe              49      Assistant Treasurer and Assistant Secretary               January 1, 1994

     There is no family relationship between any director, executive officer, or person nominated or chosen to become a director or executive officer of the Company. All executive officers of the Company hold office during the pleasure of the Company's Board of Directors. Messrs. Grossi, Fiscus, Crowe, Henricksen, Vallillo, Goldschmidt, Benjamin, Mohlman, Pepe and Ms. Bowlby have entered into employment agreements with the Company. There is no arrangement or understanding between any executive officer of the Company and any other person pursuant to which such officer was selected as an officer.

     A brief account of the business experience during the past five years of each executive officer of the Company is as follows:

     RICHARD J. GROSSI. Mr. Grossi has served as Chairman of the Board of Directors and Chief Executive Officer during the five-year period.

     ROBERT L. FISCUS. Mr. Fiscus served as President and Chief Financial Officer during the period January 1, 1993 to February 23, 1998. He has served as Vice Chairman of the Board of Directors and Chief Financial Officer since February 23, 1998.

     NATHANIEL D. WOODSON. Mr. Woodson served as Vice President and General Manager of the Energy Systems Business Unit of Westinghouse Electric Corporation during the period January 1, 1993 to April 30, 1996. He has served as President of the Company since February 23, 1998.

     JAMES F. CROWE. Mr. Crowe served as Executive Vice President during the period January 1, 1993 to January 1, 1994, and as Executive Vice President and Chief Customer Officer from January 1, 1994 to October 1, 1996. He has served as Group Vice President Power Supply Services since October 1, 1996.

     ALBERT N. HENRICKSEN. Mr. Henricksen served as Vice President-Human and Environmental Resources during the period January 1, 1993 to January 1, 1994, and as Vice President-Administration from January 1, 1994 to October 1, 1996. He has served as Group Vice President Support Services since October 1, 1996.

     ANTHONY J. VALLILLO. Mr. Vallillo served as Vice President-Marketing during the period January 1, 1993 to October 1, 1996. He has served as Group Vice President Client Services since October 1, 1996.

     RITA L. BOWLBY. Ms. Bowlby has served as Vice President-Corporate Affairs during the five-year period.

     STEPHEN F. GOLDSCHMIDT. Mr. Goldschmidt served as Vice President-Planning during the period January 1, 1993 to January 1, 1994, and as Vice President-Information Resources from January 1, 1994 to October 1, 1996. He has served as Vice President Planning and Information Resources since October 1, 1996.

     E. JON MAJKOWSKI. Mr. Majkowski served as Vice President/President-UI Subsidiaries during the period January 1, 1993 to October 1 1996. He has served as Vice President/President Subsidiaries (URI, PPI & TEI) since October 1, 1996.

     JAMES L. BENJAMIN. Mr. Benjamin has served as Controller of the Company during the five-year period.

     KURT D. MOHLMAN. Mr. Mohlman served as Director of Financial Planning and Investor Relations during the period January 1, 1993 to January 1, 1994. He has served as Treasurer and Secretary of the Company since January 1, 1994.

     CHARLES J. PEPE. Mr. Pepe served as Director of Financing during the period January 1, 1993 to January 1, 1994. He has served as Assistant Treasurer and Assistant Secretary of the Company since January 1, 1994.

                                     PART II


Item 5.  Market for the Company's Common Equity and Related Stockholder Matters.

     UI's Common Stock is traded on the New York Stock Exchange, where the high and low sale prices during 1997 and 1996 were as follows:

                                      1997 SALE PRICE          1996 SALE PRICE
                                      ---------------          ---------------
                                      HIGH        LOW          HIGH       LOW
                                      ----        ---          ----       ---

       First Quarter                 32 5/8      24 1/2       39 3/4     36 1/4
       Second Quarter                30 7/8      24 1/2       38         35 3/4
       Third Quarter                 37          31 1/2       37 1/2     33 7/8
       Fourth Quarter                45 15/16    37           35         31 3/8

     UI has paid quarterly dividends on its Common Stock since 1900. The quarterly dividends declared in 1996 and 1997 were at a rate of 72 cents per share.

     The indenture under which $200 million principal amount of Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $104.1 million were free from such limitations at December 31, 1997.

     As of December 31, 1997, there were 16,057 Common Stock shareowners of record.

ITEM 6. SELECTED FINANCIAL DATA
                                                                    1997             1996               1995
=====================================================================================================================
FINANCIAL RESULTS OF OPERATION ($000'S)
Sales of electricity
    Retail
        Residential                                                 $259,842          $265,562          $260,694
        Commercial                                                   248,984           263,609           259,715
        Industrial                                                   102,967           108,825           106,963
        Other                                                         11,778            11,880            11,736
                                                                -------------    --------------     -------------
    Total Retail                                                     623,571           649,876           639,108
    Wholesale (1)                                                     82,871            72,844            48,232
Other operating revenues                                               3,825             3,300             3,109
                                                                -------------    --------------     -------------
    Total operating revenues                                         710,267           726,020           690,449
                                                                -------------    --------------     -------------
Fuel and interchange energy -net
    Retail -own load                                                 109,542            95,359            96,538
    Wholesale                                                         73,124            65,158            41,631
Capacity purchased-net                                                39,976            46,830            47,420
Depreciation                                                          74,618 (3)        65,921            61,426
Other amortization, principally deferred return and cancelled plant   13,758            13,758            13,758
Other operating expenses, excluding tax expense                      200,803           219,630 (5)       183,749
Gross earnings tax                                                    23,618            26,757            27,379
Other non-income taxes                                                28,922            30,382            31,564
                                                                -------------    --------------     -------------
    Total operating expenses, excluding income taxes                 564,361           563,795           503,465
                                                                -------------    --------------     -------------
Deferred return - Seabrook Unit 1                                          0                 0                 0
AFUDC                                                                  1,575             2,375             2,762
Other non-operating income(loss)                                       4,186            (7,166)           (4,272)
Interest expense
   Long-term debt - net                                               56,158            65,046            63,431
   Other                                                               6,068             4,721            13,140
                                                                -------------    --------------     -------------
    Total                                                             62,226            69,767            76,571
                                                                -------------    --------------     -------------
Minority interest in preferred securities                              4,813             4,813             3,583
Income tax expense
   Operating income tax                                               41,333 (4)        53,090            59,828
   Non-operating income tax                                           (2,496)           (9,332)           (4,901)
                                                                -------------    --------------     -------------
    Total                                                             38,837            43,758            54,927
                                                                -------------    --------------     -------------
Income(loss) before cumulative effect of accounting change            45,791            39,096            50,393
Cumulative effect of change in accounting - net of tax                     0                 0                 0
                                                                -------------    --------------     -------------
Net income (loss)                                                     45,791            39,096 (6)        50,393
Discount on preferred stock redemption                                   (48)           (1,840)           (2,183)
Preferred and preference stock dividends                                 205               330             1,329
                                                                -------------    --------------     -------------
Income (loss) applicable to common stock                             $45,634           $40,606           $51,247
---------------------------------------------------------------------------------------------------------------------
Operating income                                                    $104,573          $109,135          $127,156
=====================================================================================================================
FINANCIAL CONDITION ($000'S)
Plant in service-net                                              $1,222,174        $1,258,306        $1,277,910
Construction work in progress                                         25,448            40,998            41,817
Plant-related regulatory asset                                             0                 0                 0
Other property and investments                                        58,441            49,091            53,355
Current assets                                                       165,027           163,350           137,277
Deferred charges and regulatory assets                               360,635           449,150           475,258
                                                                -------------    --------------     -------------
   Total Assets                                                   $1,831,725        $1,960,895        $1,985,617
---------------------------------------------------------------------------------------------------------------------
Common stock equity                                                 $438,963          $440,016          $439,981
Preferred, preference stock and preferred securities                  54,351            54,461            60,539
Long-term debt excluding current portion                             644,670           759,680           845,684
Noncurrent liabilities (7)                                           119,868           138,816            65,747
Current portion of long-term debt                                    100,000            69,900            40,800
Notes payable                                                         37,751            10,965                 0
Other current liabilities (7)                                        130,993           129,007           102,336
Deferred income tax liabilities and other                            305,129           358,050           430,530
                                                                -------------    --------------     -------------
   Total Capitalization and Liabilities                           $1,831,725        $1,960,895        $1,985,617
=====================================================================================================================

  (1) Operating Revenues, for years prior to 1992, include wholesale power exchange contract sales that were reclassified from Fuel and Capacity expenses in accordance with Federal Energy Regulatory Commission requirements.
  (2) Includes reclassification of certain Commercial and Industrial customers.
  (3) Includes the effect of charges of $6.4 million, before-tax, for additional amortization of conservation & load management costs.
  (4) Includes the effect of credits of $6.7 million, before-tax, to provide tax provision for fossil generation decommissioning.
  (5) Includes the effect of charges of $23.0 million, before-tax, associated with voluntary early retirement programs.
  (6) Includes the effect of charges of $13.4 million, after-tax,associated with voluntary early retirement programs.


     1994              1993               1992              1991             1990             1989             1988
============================================================================================================================



      $252,386          $238,185           $226,455         $226,751          $211,891         $205,183         $200,170
       250,771 (2)       256,559            253,456 (2)      255,782           234,704          219,852          208,801
       104,242 (2)        97,466             97,010 (2)       91,895            94,526           92,855           96,665
        11,469            11,349             11,065           10,886            10,536            9,943            9,732
---------------    --------------     --------------    -------------    --------------   --------------   --------------
       618,868           603,559            587,986          585,314           551,657          527,833          515,368
        34,927            45,931             75,484           84,236            85,657           77,925           63,263
         2,953             3,533              3,855            3,821             3,332            3,348            3,570
---------------    --------------     --------------    -------------    --------------   --------------   --------------
       656,748           653,023            667,325          673,371           640,646          609,106          582,201
---------------    --------------     --------------    -------------    --------------   --------------   --------------

        99,589            98,694            108,084          123,010           119,285          128,739          121,425
        27,765            39,356             55,169           61,858            69,117           62,681           53,837
        44,769            47,424             43,560           44,668            42,827           50,234           35,465
        58,165            56,287             50,706           48,181            36,526           35,618           24,069
         1,172             1,780             10,415           10,415             4,173           10,415           10,415
       193,098           203,427 (8)        183,426          178,912           176,419          144,867          133,407
        27,403            27,955             27,362           27,223            25,595           24,506           23,948
        32,458            29,977             31,869           28,673            24,648           20,294           21,695
---------------    --------------     --------------    -------------    --------------   --------------   --------------
       484,419           504,900            510,591          522,940           498,590          477,354          424,261
---------------    --------------     --------------    -------------    --------------   --------------   --------------
             0             7,497             15,959           17,970            21,503                0                0
         3,463             4,067              3,232            5,190             3,443           65,443           75,656
        (1,907)               71             18,545            2,697            22,654         (219,742)         (23,369)

        73,772            80,030             88,666           90,296            94,056           91,126           90,022
        10,301            12,260             12,882            9,847            15,468           22,849           12,069
---------------    --------------     --------------    -------------    --------------   --------------   --------------
        84,073            92,290            101,548          100,143           109,524          113,975          102,091
---------------    --------------     --------------    -------------    --------------   --------------   --------------
             0                 0                  0                0                 0                0                0

        44,937            33,309             48,712           47,231            43,493           37,963           44,045
        (3,214)           (6,322)           (12,558)         (19,299)          (17,409)        (101,135)         (14,548)
---------------    --------------     --------------    -------------    --------------   --------------   --------------
        41,723            26,987             36,154           27,932            26,084          (63,172)          29,497
---------------    --------------     --------------    -------------    --------------   --------------   --------------
        48,089            40,481             56,768           48,213            54,048          (73,350)          78,639
        (1,294)                0                  0            7,337                 0                0                0
---------------    --------------     --------------    -------------    --------------   --------------   --------------
        46,795            40,481 (9)         56,768           55,550            54,048          (73,350)          78,639
             0                 0                  0                0                 0                0                0
         3,323             4,318              4,338            4,530             4,751            8,233           11,348
---------------    --------------     --------------    -------------    --------------   --------------   --------------
       $43,472           $36,163            $52,430          $51,020           $49,297         ($81,583)         $67,291
----------------------------------------------------------------------------------------------------------------------------
      $127,392          $114,814           $108,022         $103,200           $98,563          $93,789         $113,895
============================================================================================================================

    $1,268,145        $1,243,426         $1,224,058       $1,219,871        $1,209,173         $562,473         $560,930
        57,669            77,395             59,809           54,771            50,257          675,831          812,246
             0                 0                  0                0                 0           81,768           88,339
        53,267            58,096             65,320           79,009            90,006           91,648           83,860
       157,309           187,981            247,954          164,839           161,066          170,823          166,270
       538,601           567,394            556,493          554,365           553,986          605,696          653,418
---------------    --------------     --------------    -------------    --------------   --------------   --------------
    $2,074,991        $2,134,292         $2,153,634       $2,072,855        $2,064,488       $2,188,239       $2,365,063
----------------------------------------------------------------------------------------------------------------------------
      $428,028          $423,324           $422,746         $401,771          $379,812         $362,584         $473,674
        44,700            60,945             60,945           62,640            69,700           70,000          104,000
       708,340           875,268            893,457          909,998           899,993          868,884          862,287
        59,458            62,666             44,567          110,217           110,850          117,200          119,165
       193,133           143,333             92,833           37,500            41,667           18,667            3,667
        67,000                 0             84,099           13,000            15,000           45,000                0
       122,084           117,343            114,757          114,280           138,173          133,459          115,043
       452,248           451,413            440,230          423,449           409,293          572,445          687,227
---------------    --------------     --------------    -------------    --------------   --------------   --------------
    $2,074,991        $2,134,292         $2,153,634       $2,072,855        $2,064,488       $2,188,239       $2,365,063
============================================================================================================================

  (7) Amounts for years prior to 1996 were reclassified in 1996.
  (8) Includes the effect of a reorganization charge of $13.6 million, before-tax, associated with a voluntary early retirement program.
  (9) Includes the effect of a reorganization charge of $7.8 million, after-tax.


ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)
                                                                    1997             1996               1995
=====================================================================================================================
COMMON STOCK DATA
 Average number of shares outstanding                             13,975,802        14,100,806        14,089,835
 Number of shares outstanding at year-end                         13,907,824        14,101,291        14,100,091
 Earnings(loss) per share (average) - basic                            $3.27             $2.88             $3.64
 Earnings(loss) per share (average) - diluted                          $3.26             $2.87             $3.63
 Recurring earnings(loss) per share (average) (1)                      $3.11             $3.94             $3.61
 Book value per share                                                 $31.56            $31.20            $31.20
 Average return on equity
     Total                                                             10.45%             9.20%            11.84%
     Utility                                                           11.54%            11.51%            13.04%
 Dividends declared per share                                          $2.88             $2.88             $2.82
 Market Price:
    High                                                            $45.9375           $39.750           $38.500
    Low                                                             $24.5000           $31.375           $29.500
    Year-end                                                        $45.9375           $31.375           $37.375
=====================================================================================================================
Net cash provided by operating activities, less dividends ($000's)  $127,807          $103,943          $120,033
Capital expenditures, excluding AFUDC                                $33,436           $47,174           $59,363
=====================================================================================================================
OTHER FINANCIAL AND STATISTICAL DATA
Sales by class (MWh's)
      Residential                                                  1,903,096         1,891,988         1,890,575
      Commercial                                                   2,253,488         2,258,501         2,273,965
      Industrial                                                   1,170,815         1,141,109         1,126,458
      Other                                                           48,717            48,291            48,435
                                                                -------------    --------------     -------------
        Total                                                      5,376,116         5,339,889         5,339,433
                                                                -------------    --------------     -------------
Number of retail customers by class (average)
      Residential                                                    280,283           279,024           278,326
      Commercial                                                      29,228            28,666            28,550
      Industrial                                                       1,697             1,652             1,599
      Other                                                            1,163             1,141             1,122
                                                                -------------    --------------     -------------
        Total                                                        312,371           310,483           309,597
                                                                -------------    --------------     -------------
Revenue per kilowatt hour by class (cents)
      Residential                                                      13.65             14.04             13.79
      Commercial                                                       11.05             11.67             11.42
      Industrial                                                        8.79              9.54              9.50
Average large industrial customers time of use rate (cents)             8.12              8.26              8.53
System requirements (MWh)                                          5,631,296         5,640,957         5,647,690
Peak load - kilowatts                                              1,173,160         1,044,620         1,156,740
Generating capability- peak(kilowatts)                             1,356,100         1,522,350         1,434,102
Load factor                                                            54.80%            61.64%            55.74%
Fuel generation mix percentages
      Coal                                                                44                38                37
      Oil                                                                 15                 8                 7
      Nuclear                                                             25                37                37
      Cogeneration                                                         9                 9                 9
      Gas                                                                  2                 3                 5
      Hydro                                                                5                 5                 5
---------------------------------------------------------------------------------------------------------------------
Revenues - retail sales ($000's)
      Base                                                          $621,874          $642,106          $637,219
      Fuel adjustment clause                                           1,697             7,770             1,889
      Sales provision adjustment                                           0                 0                 0
                                                                -------------    --------------     -------------
        Total                                                       $623,571          $649,876          $639,108
                                                                -------------    --------------     -------------
Revenues - retail sales per kWh (cents)
      Base                                                             11.57             12.02             11.93
      Fuel adjustment clause                                            0.03              0.15              0.04
      Sales provision adjustment                                        0.00              0.00              0.00
                                                                -------------    --------------     -------------
        Total                                                          11.60             12.17             11.97
                                                                -------------    --------------     -------------
Fuel and energy cost per kWh (cents)                                    1.95              1.69              1.71
      Fossil                                                            2.39              2.41              2.22
      Nuclear                                                           0.61              0.46              0.85
---------------------------------------------------------------------------------------------------------------------
Number of employees at year-end                                        1,175             1,287             1,358
Total payroll($000'S)                                                $68,640           $69,276           $72,984
=====================================================================================================================

  (1) Recurring earnings(loss) per share (average) is not a generally accepted accounting principle measurement. Management provides this measurement for informational purposes only.
  (2) Includes reclassification of certain Commercial and Industrial customers.

     1994              1993               1992              1991             1990             1989             1988
============================================================================================================================

    14,085,452        14,063,854         13,941,150       13,899,906        13,887,748       13,887,748       13,887,748
    14,086,691        14,083,291         14,033,148       13,932,348        13,887,748       13,887,748       13,887,748
         $3.09             $2.57              $3.76            $3.67             $3.55           ($5.87)           $4.85
         $3.08             $2.56              $3.74            $3.66             $3.55           ($5.87)           $4.85
         $3.28             $3.13              $3.17            $2.90             $3.55           ($5.87)           $4.85
        $30.39            $30.06             $30.12           $28.84            $27.35           $26.11           $34.11

         10.19%             8.45%             12.67%           13.01%            13.39%          -18.88%           14.75%
         12.50%            10.97%             14.46%           13.39%            13.97%           20.21%           32.91%
         $2.76             $2.66              $2.56            $2.44             $2.32            $2.32            $2.32

       $39.500           $45.875            $42.000          $39.125           $34.125          $34.250          $27.500
       $29.000           $38.500            $34.125          $30.000           $26.875          $24.750          $19.125
       $29.500           $40.250            $41.500          $39.000           $31.125          $34.250          $26.875
============================================================================================================================
       $94,807          $104,547           $109,020          $73,865           $39,189          $31,437          $40,607
       $63,044           $94,743            $66,390          $63,157           $64,018          $77,041          $83,735
============================================================================================================================


     1,892,955         1,844,041          1,799,456        1,851,447         1,826,700        1,883,363        1,870,318
     2,285,942 (2)     2,359,023          2,303,216 (2)    2,347,757         2,259,340        2,254,099        2,174,200
     1,135,831 (2)     1,036,547            997,168 (2)      980,071         1,060,751        1,109,119        1,186,336
        48,718            50,715             52,984           55,118            58,013           60,427           61,303
---------------    --------------     --------------    -------------    --------------   --------------   --------------
     5,363,446         5,290,326          5,152,824        5,234,393         5,204,804        5,307,008        5,292,157
---------------    --------------     --------------    -------------    --------------   --------------   --------------

       275,441           273,752            273,936          274,064           275,637          276,385          274,884
        28,394 (2)        28,968             28,848 (2)       29,768            29,808           29,526           28,826
         1,538 (2)           959              1,017 (2)          268               319              347              367
         1,127             1,175              1,358            1,361             1,352            1,316            1,267
---------------    --------------     --------------    -------------    --------------   --------------   --------------
       306,500           304,854            305,159          305,461           307,116          307,574          305,344
---------------    --------------     --------------    -------------    --------------   --------------   --------------

         13.33             12.92              12.58            12.25             11.60            10.89            10.70
         10.97             10.88              11.00            10.89             10.39             9.75             9.60
          9.18              9.40               9.73             9.38              8.91             8.37             8.15
          8.69              8.89               8.84             8.64              8.06             7.58             7.14
     5,652,657         5,630,581          5,475,664        5,541,477         5,501,495        5,603,502        5,581,897
     1,130,780         1,114,900          1,034,440        1,145,820         1,054,600        1,094,400        1,132,100
     1,462,290         1,515,420          1,402,800        1,474,190         1,449,600        1,289,800        1,271,500
         57.07%            57.65%             60.26%           55.21%            59.55%           58.45%           56.13%

            35                31                 34               34                43               39               37
            14                16                 17               21                24               37               41
            32                38                 35               29                20               11               11
             9                 8                  8                9                 9                9                7
             4                 1                  1                4                 3                3                0
             6                 6                  5                3                 1                1                4
----------------------------------------------------------------------------------------------------------------------------

      $619,097          $605,887           $608,176         $607,997          $589,346         $577,611         $574,422
          (229)           (2,328)           (41,221)         (37,497)          (45,900)         (49,778)         (59,054)
             0                 0             21,031           14,814             8,211                0                0
---------------    --------------     --------------    -------------    --------------   --------------   --------------
      $618,868          $603,559           $587,986         $585,314          $551,657         $527,833         $515,368
---------------    --------------     --------------    -------------    --------------   --------------   --------------

         11.54             11.45              11.80            11.62             11.32            10.88            10.85
          0.00             (0.04)             (0.80)           (0.72)            (0.88)           (0.93)           (1.11)
          0.00              0.00               0.41             0.28              0.16             0.00             0.00
---------------    --------------     --------------    -------------    --------------   --------------   --------------
         11.54             11.41              11.41            11.18             10.60             9.95             9.74
---------------    --------------     --------------    -------------    --------------   --------------   --------------
          1.76              1.75               2.43             2.67              2.63             2.78             2.53
          2.14              2.08               2.98             3.11              2.89             2.98             2.74
          0.94              1.23               1.42             1.62              1.55             0.89             0.87
----------------------------------------------------------------------------------------------------------------------------
         1,377             1,490              1,554            1,571             1,587            1,627            1,620
       $75,441           $75,305            $74,052          $71,888           $69,237          $65,175          $62,387
============================================================================================================================

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

     A major factor affecting the Company's earnings prospects will be the success of the Company's efforts to implement the regulatory framework ordered by the DPUC at the end of 1996. On December 31, 1996, the DPUC completed a financial and operational review of the Company and ordered a five-year incentive regulation plan for the years 1997-2001. The DPUC did not change the existing retail base rates charged to customers; but its order increased amortization of the Company's conservation and load management program investments during 1997-1998, and accelerated the recovery of unspecified regulatory assets during 1999-2001 if the Company's common stock equity return on utility investment exceeds 10.5% after recording the increased conservation and load management amortization. The order also reduced the level of conservation adjustment mechanism revenues in retail prices, provided a reduction in customer prices through a surcredit in each of the five plan years, and accepted the Company's proposal to modify the operation of the fossil fuel clause mechanism. The Company's authorized return on utility common stock equity was reduced from 12.4% to 11.5%. Earnings above 11.5%, on an annual basis, are to be utilized one-third for customer price reductions, one-third to increase amortization of regulatory assets, and one-third retained as earnings. As a result of the DPUC's order, customer prices were required to be reduced, on average, by 3% in 1997 compared to 1996. Retail revenues actually decreased by approximately $30 million, or 4.6%, in 1997 due to customer price reductions. Also as a result of the order, customer prices are required to be reduced by an additional 1% in 2000, and another 1% in 2001, compared to 1996.

     By its terms, the DPUC's 1996 order should be reopened in 1998 to determine the regulatory assets to be subjected to accelerated recovery in 1999, 2000 and 2001.

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

     A retail access requirement has the effect of permitting retail customers to purchase electric capacity and energy, at the election of such customers, from the electric utility in whose service area they are located or from any other electric utility, independent power producer or power marketer. The costs of existing facilities that become unrecoverable by the service area electric utility on account of the loss of sales to these customers are said to be "stranded costs". In 1995, the Connecticut Legislature established a task force to review these issues and to make recommendations on electric industry restructuring within Connecticut. The task force concluded its work in December 1996 and issued a report and related recommendations. In its 1997 session, the Connecticut legislature drafted, but failed to bring to a vote, comprehensive legislation that would have introduced retail access in Connecticut over a period of several years, with a provision for the recovery of stranded costs by service area utilities. The legislature is currently considering legislation of this same sort in its 1998 session. Among many other factors, decisions and actions concerning retail access in other states could impact the timing and form of this legislation.

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


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements are presently projected as follows:

                                                                  1998       1999      2000       2001       2002
                                                                  ----       ----      ----       ----       ----
                                                                                     (millions)
Cash on Hand - Beginning of Year                                $ 32.0      $10.4    $  -        $ -        $ -
Internally Generated Funds less Dividends                        118.5      108.0     109.3       97.0       68.6
                                                                 -----      -----     -----       ----       ----

         Subtotal                                                150.5      118.4     109.3       97.0       68.6

Less:
Capital Expenditures                                              35.9       32.7      39.6       31.1       30.7
                                                                 -----      -----     -----       ----       ----

Cash Available to pay Debt Maturities and Redemptions            114.6       85.7      69.7       65.9       37.9

Less:
Maturities and Mandatory Redemptions                             104.2      103.4     150.4       75.3        0.3
                                                                 -----      -----     -----       ----       ----

External Financing Requirements (Surplus)                       $(10.4)    $ 17.7    $ 80.7      $ 9.4     $(37.6)
                                                                 =====      =====     =====       ====      =====

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

     On July 30, 1997, the Company borrowed $98.5 million from the Business Finance Authority of the State of New Hampshire (BFA), representing the proceeds from the issuance by the BFA of $98.5 million principal amount of tax-exempt Pollution Control Refunding Revenue Bonds (PCRRBs). The Company is obligated, under its borrowing agreement with the BFA, to pay to a trustee for the PCRRBs' bondholders such amounts as will pay, when due, the principal of and the premium, if any, and interest on the PCRRBs. The PCRRBs will mature in 2027, and their interest rate is adjusted periodically to reflect prevailing market conditions. The PCRRBs' interest rate, which is being adjusted weekly, was 3.75% at December 31, 1997. The Company has used the proceeds of this $98.5 million borrowing to cause the redemption and repayment of $25 million of 9 3/8%, 1987 Series A, Pollution Control Revenue Bonds, $43.5 million of 10 3/4%, 1987 Series B, Pollution Control Revenue Bonds, and $30 million of Adjustable Rate, 1990 Series A, Solid Waste Disposal Revenue Bonds, three outstanding series of tax-exempt bonds on which the Company also had a payment obligation to a trustee for the bondholders. Expenses associated with this transaction, including redemption premiums totaling $2,055,000 and other expenses of approximately $1,500,000, were paid by the Company.

     In August 1997, the Company purchased at a discount on the open market, and canceled, 500 shares of its $100 par value 4.72%, Series B preferred stock and 200 shares of its $100 par value 4.64%, Series C preferred stock. These shares, having a par value of $70,000, were purchased for $41,100, creating a net gain of $28,900.

     On November 12, 1997, the Company refinanced the secured lease obligation bonds that were issued in 1990 in connection with the sale and leaseback by the Company of a portion of its ownership share in Seabrook Unit 1. All of the outstanding $69,593,000 principal amount of 9.76% Series 2006 Seabrook Lease Obligation Bonds (the "9.76% Bonds") and $129,055,000 principal amount of 10.24% Series 2020 Seabrook Lease Obligation Bonds (the "10.24% Bonds") were redeemed. The redemption premiums paid on the 9.76% Bonds and the 10.24% Bonds were $1,884,549 and $8,589,901, respectively. The Bonds were refunded with the proceeds from the issuance of $203,088,000 principal amount of 7.83% Seabrook Lease Obligation Bonds due January 2, 2019 (the "7.83% Bonds"), the principal of which will be payable from time to time in installments. Transaction expenses totaling $1,530,022 and redemption premiums totaling $8,139,978 were paid from the proceeds of the 7.83% Bonds and will be repaid as part of the Company's Lease payments over the remaining term of the Lease. The remainder of the redemption premiums ($2,334,472) and transaction expenses were paid by the Company and will be amortized over the remainder of the Lease term. The transaction reduces the interest rate on the leaseback arrangement, which is treated as long-term debt on the Company's Consolidated Balance Sheet, from 8.45% to 7.56%. The Company owned $16,997,000 principal amount of the 9.76% Bonds and $49,850,000 principal amount of the 10.24% Bonds.

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

     On January 13, 1998, the Company issued and sold $100 million principal amount of 6.25% four-year and eleven month Notes. The yield on the Notes, which were issued at a discount, is 6.30%; and the Notes will mature on December 15, 2002. The proceeds from the sale of the Notes were used to repay $100 million principal amount of 7 3/8% Notes, which matured on January 15, 1998.

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 9, 1998. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 1997, the Company had $30 million of short-term borrowings outstanding under this facility.

     In addition, as of December 31, 1997, one of the Company's subsidiaries, American Payment Systems, Inc., had borrowings of $7.8 million outstanding under a bank line of credit agreement.

     At December 31, 1997, the Company had $32.0 million of cash and temporary cash investments, an increase of $25.6 million from the balance at December 31, 1996. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                    (Millions)
                                                                     --------

       Balance, December 31, 1996                                     $  6.4
                                                                       -----

       Net cash provided by operating activities                       168.4

       Net cash provided by (used in) financing activities:
       -   Financing activities, excluding dividend payments           (34.2)
       -   Dividend payments                                           (40.6)
       Net cash used in investing activities, excluding
           investment in plant                                         (34.6)
       Cash invested in plant, including nuclear fuel                  (33.4)
                                                                        ----

             Net Change in Cash                                         25.6
                                                                        ----

       Balance,  December 31, 1997                                     $32.0
                                                                        ====

The Company's long-term debt instruments do not limit the amount of short-term debt that the Company may issue. The Company's revolving credit agreement described above requires it to maintain an available earnings/interest charges ratio of not less than 1.5:1.0 for each 12-month period ending on the last day of each calendar quarter. For the 12-month period ended December 31, 1997 this coverage ratio was 3.23:1.0.

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

     URI has four wholly-owned subsidiaries. The largest URI subsidiary, American Payment Systems, Inc., manages a national network of agents for the processing of bill payments made by customers of other utilities. Another subsidiary of URI, Thermal Energies, Inc., is participating in the development of district heating and cooling facilities in the downtown New Haven area, including the energy center for an office tower and participation as a 52% partner in the energy center for a city hall and office tower complex. A third URI subsidiary, Precision Power, Inc., provides power-related equipment and services to the owners of commercial buildings and industrial facilities. URI's fourth subsidiary, United Bridgeport Energy, Inc., is participating in a merchant wholesale electric generating facility being constructed on land leased from UI at its Bridgeport Harbor Station generating plant.

     The after-tax impact of the subsidiaries on the consolidated financial statements of the Company is as follows:

                                                                    ASSETS
                          NET INCOME (LOSS)      EARNINGS         AT DEC. 31
                                (000'S)          PER SHARE          (000'S)
                          ----------------       ---------        ----------
                                             (Basic & Diluted)
              1997              $(542)            $(0.04)          $27,873
              1996             (5,237)             (0.37)           36,385
              1995             (2,640)             (0.19)           16,323

In 1996, the Company made provisions for losses of $2.6 million (after-tax) associated with agent collections and miscellaneous other items at its American Payment Systems, Inc. subsidiary.

                              RESULTS OF OPERATIONS

1997 VS. 1996
-------------

     Earnings for the year 1997 were $45.6 million, or $3.27 basic earnings per share, up $5.0 million, or $.39 per share, from 1996. Earnings from operations, which exclude one-time items and accelerated amortization of costs attributable to one-time items, decreased by $12.2 million, or $.83 per share, in 1997 compared to 1996. The most significant one-time item recorded in 1997 was a gain from an income tax expense reduction of $6.7 million in the second quarter, or $.48 per share, which makes provision for the cumulative deferred tax benefits associated with the future decommissioning of fossil-fueled generating plants. By order of the Connecticut Department of Public Utility Control (DPUC), the Company was required to accelerate the amortization of regulatory assets by as much as $6.4 million ($4.1 million after-tax), or $.30 per share, provided that the 1997 return on utility common stock equity would exceed 10.5 percent for the year. As a result of the tax benefit, the full $6.4 million was charged in the second quarter of 1997. SEE THE LOOKING FORWARD SECTION FOR MORE INFORMATION ON THE DPUC ORDER.

     Additional 1997 one-time items include a $.05 per share gain related to subleasing office space, a gain of $2.5 million ($1.5 million after-tax), or $.11 per share, related to forgone benefits associated with the 1996 voluntary retirement and separation programs, and a charge of $4.3 million ($2.5 million after-tax), or $.18 per share, for terminating a consulting contract. The one-time items recorded in 1996, which amounted to a net loss of $1.06 per share were: charges of $23.0 million ($13.4 million after-tax), or $.95 per share, from early retirement and voluntary severance programs, a charge of $1.4 million ($0.8 million after-tax), or $.06 per share, for the cumulative loss on an office space sublease, a charge of $2.6 million (after-tax), or $.18 per share, related to subsidiary operations, and a gain of $1.8 million (after-tax), or $.13 per share, from the repurchase of preferred stock at a discount to par value.

     Retail operating revenues decreased by about $26.3 million in 1997 compared to 1996:

  . Results for 1997 reflect an ADJUSTMENT TO RETAIL KILOWATT-HOUR SALES AND REVENUE, made in the fourth quarter of 1997, to reverse prior period overestimates of transmission losses. The adjustment added 25 million kilowatt-hours, a 0.5 percent increase compared to 1996 kilowatt-hour sales, and $2.7 million of revenues.

  . An additional retail kilowatt-hour sales increase of 0.2% from the prior year increased retail revenues by $1.6 million and sales margin (revenue less fuel expense and revenue-based taxes) by $1.1 million. The Company believes that weather factors had a negative impact on retail kilowatt-hour sales of about 0.5 percent. There was one less day in 1997 (1996 was a leap year), which decreased retail kilowatt-hour sales by 0.3 percent. This would indicate that "real" (i.e. not attributable to abnormal weather or the leap year day in 1996) kilowatt-hour sales increased by about 1.0-1.5 percent for the year.

  . Reductions in customer bills, as agreed to by the Company and the DPUC in December 1996, decreased retail revenues by about $23.0 million, including suspension of the fossil fuel adjustment clause (FAC) mechanism that reduced revenues by $6.0 million. This was a somewhat greater decrease than expected, principally because of a decrease in conservation spending. Other reductions in customer bills, due to rate mix, contract pricing and other pass-through reductions, amounted to $7.6 million.

     Wholesale "capacity" revenues increased $2.1 million in 1997 compared to 1996. Wholesale "energy" revenues, which increased during 1997 compared to 1996 as a result of nuclear generating unit outages in the region, are a direct offset to wholesale energy expense and do not contribute to sales margin.

     Retail fuel and energy expenses increased by $14.2 million in 1997 compared to 1996. These expenses increased by $12.6 million due to the need for more expensive energy to replace generation by nuclear generating units: for the Connecticut Yankee unit, which ran at nearly full capacity in the first six and one-half months of 1996, for Millstone Unit 3, which ran at nearly full capacity in the first quarter of 1996, for an unplanned eight-day extension of a Seabrook unit refueling outage in the second quarter of 1997 that increased the Company's replacement generation cost by about $0.7 million, and for an unplanned Seabrook unit outage that began on December 5, 1997. The Seabrook unit was returned to service from the last outage on January 17, 1998. Millstone Unit 3 was taken out of service on March 30, 1996 and Connecticut Yankee was taken out of service on July 23, 1996. For more on the status of the Connecticut Yankee and Millstone Unit 3 units, see the LOOKING FORWARD section. Retail fuel and energy expenses also increased by about $1.6 million in 1997 compared to 1996, due to higher fossil fuel prices. By order of the DPUC, these costs are not passed on to customers through the FAC.

     Operating expenses for operations, maintenance and purchased capacity charges decreased by $1.7 million, excluding the impact of one-time items, in 1997 compared to 1996:

  . Purchased capacity expense decreased $6.9 million, due to declining costs from the retired Connecticut Yankee nuclear generating unit, and also due to slightly lower cogeneration costs.

  . Operation and maintenance expense increased by $5.1 million. General, refueling and unscheduled outage expenses at the Seabrook nuclear generating unit increased about $2.9 million, and general expenses at the Millstone 3 nuclear generating unit increased $4.8 million. Expenses associated with the Company's re-engineering efforts increased by a net $1.0 million. Other general expenses increased by about $2.9 million. These increases were partly offset by a $4.6 million reduction in pension expense due to investment performance and changes in actuarial assumptions and methodologies, and health benefit reductions of $1.9 million. The increase at Millstone Unit 3 was partly offset by the reversal of a portion of a 1996 provision in "Other income (deductions)".

     Depreciation expense, excluding the impact of one-time items, increased by $2.3 million in 1997 compared to 1996. Income taxes, exclusive of the effects of one-time items, changed based on changes in taxable income and tax rates.

     Other net income increased by $4.6 million in 1997 compared to 1996 due to an improvement in earnings (reduction in losses) from unregulated subsidiaries. The Company's largest unregulated subsidiary, American Payment Systems, earned about $101,000 ($47,000 after-tax) in 1997, an improvement of $3.8 million ($2.2 million after-tax) over 1996 losses, excluding one-time items, of about $3.7 million ($2.1 million after-tax). Other UI subsidiaries lost $1.0 million ($0.6 million after-tax) compared to a loss of $0.8 million in 1996. The remainder of the improvement in other net income was due to an increase of $0.8 million in interest income.

     Interest charges continued their significant decline, decreasing by $7.5 million, or 11 percent, in 1997 compared to 1996 as a result of the Company's refinancing program and strong cash flow. Also, total preferred dividends (net-of-tax) decreased slightly in 1997 compared to 1996 as a result of purchases of preferred stock by the Company in 1996.

1996 VS. 1995
-------------

     Earnings for the year 1996 were $40.6 million, or $2.88 basic earnings per share, down $10.6 million, or $.76 per share, from 1995. Earnings from operations, which exclude one-time items, were $55.6 million, or $3.94 per share for 1996, up $4.9 million, or $.33 per share, from 1995. The one-time items recorded in 1996, that totaled to a charge of $1.06 per share, were: a gain of $1.8 million (after-tax), or $.13 per share, from the purchase of preferred stock by the Company at a discount to par value, charges of $23.0 million ($13.4 million after-tax), or $.95 per share, reflecting the estimated costs of early retirements and voluntary separations as part of the Company's on-going organization review and cost reduction program, a charge of $1.4 million ($0.8 million after-tax), or $.06 per share, for the cumulative loss on an office space sublease, and a charge of $2.6 million (after-tax), or $.18 per share, that the Company was required to make provisions for losses associated with agent collections and miscellaneous other items at its American Payment Systems, Inc. subsidiary. The one-time items recorded in 1995, that totaled to a gain of $.03 per share, were: a charge of $.12 per share, taken in the third quarter of 1995, to reflect the effects of legislated future state income tax rate reductions that reduced future tax benefits on plant previously written off, and gains of $.15 per share from the purchase of preferred stock by the Company at a discount to par value.

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

     Retail fuel and energy expenses decreased by $1.2 million in 1996 compared to 1995. A decrease of $9.0 million was due to lower nuclear fuel prices, primarily at the Seabrook nuclear generating unit. Higher kilowatt-hour generation at the Seabrook nuclear generating unit, that had a refueling outage in 1995, reduced fuel and energy expenses by $1.9 million, while lower kilowatt-hour generation, due to the shutdowns at the Connecticut Yankee and Millstone Unit 3 nuclear generating units, increased fuel and energy expense by $5.3 million. For more on the status of the operation of these units, see the LOOKING FORWARD section. Other fuel and energy expenses increased by $4.4 million, primarily from increases in "pass through" charges, including fossil fuel costs.

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

Five-year rate plan
-------------------

     On December 31, 1996, the DPUC issued an order (the Order) that implemented a 5-year regulatory framework that would reduce the Company's retail prices and accelerate the recovery of certain "regulatory" assets beginning with deferred conservation costs. The Order's schedule of price reductions and accelerated amortizations was based on a DPUC pro forma financial analysis that anticipated the Company would be able to implement such changes and earn an allowed return on common stock equity invested in utility assets of 11.5% over the period 1997 to 2001. The Order established a set formula to share any income that would produce a return above the 11.5% level: one-third would be applied to customer bill reductions, one-third would be applied to additional amortization of regulatory assets, and one-third would be retained by shareowners.

     It should be noted that, although the Order was for the five-year period 1997-2001 and the Company agreed that it would begin to implement the multi-year plan, it did not agree to commit to the five-year period. In addition, the DPUC, in the Order, acknowledged that the Order could be revisited in the light of any new legislation. The Connecticut legislature did not pass an electric utility restructuring bill in the 1997 legislative session, but such legislation has been reintroduced in 1998.


1998 Earnings
-------------

     The Company's income from its utility business is greatly affected by: retail sales that fluctuate with weather conditions and economic activity, fossil fuel prices, nuclear generating unit availability and operating costs, and interest rates. These are all items over which the Company has little control, although the Company engages in economic development activities to increase sales, and hedges its exposure to volatile fuel costs and interest rates.

     The Company's revenues are principally dependent on the level of retail sales. The two primary factors that affect retail sales volume are economic conditions and weather. The Company estimates that mild 1997 weather reduced retail kilowatt-hour sales by about 0.5 percent for the year. Because much of the mild weather occurred in the summer months, when prices are higher than average, the revenue impact was exacerbated. It is estimated that mild weather may have reduced revenues by as much as $5.2 million for the year, and sales margin (revenue less fuel expense and revenue-based taxes) by as much as $4.2 million. Weather corrected retail sales for 1997 were probably in the 5,375-5,420 gigawatt-hour range. On this basis, the Company experienced about 1-1.5 percent of "real" sales growth in 1997 (i.e. exclusive of weather and leap year factors) over "normal" 1996 sales, with almost all of the growth occurring in the last half of the year. A similar level of growth in 1998 compared to 1997 from all customer groups would add about $6-$8 million to sales margin.

     Reductions in revenues could occur for several reasons. The Company has dealt with the potential loss of customers as a result of self-generation, relocation or discontinuation of operations by successfully negotiating 62 multi-year contracts with major customers. Such a contract has been signed with Yale University, the Company's largest customer, which is constructing a cogeneration unit that will produce approximately one half of its annual electricity requirements (about 1.5 percent of the Company's total 1997 retail sales) commencing sometime in early 1998. While providing cost reduction and price stability for customers and helping the Company maintain its customer base for the long term, these contracts are expected to cause future reductions in retail revenues. They reduced retail revenues by about $3 million in 1997 compared to 1996, but are not expected to approach that level of change in 1998. Additionally, rate migration (customers switching to rates that are more favorable because of usage patterns) reduced retail revenues by about $3 million in 1997 compared to 1996; but the impact of rate migration on revenues in 1998 compared to 1997 is expected to be less than $1 million. Also, as part of the Order, the operation of the Company's long-standing fossil fuel adjustment clause (FAC) mechanism that allowed for recovery in retail rates of changes in fossil fuel costs was suspended within a broad range of fuel prices. FAC revenues will decline by about $2 million in 1998, to zero, compared to 1997, due to this suspension of the FAC.

     To summarize, assuming 1997 rates of "real" growth and the expected loss of sales due to Yale University cogeneration, little change in retail kilowatt-hour sales is expected in 1998 compared to 1997. Retail revenues should decline by several million dollars or more if the Company is in the "sharing" range above an 11.5% return on common stock equity. The overall average retail price anticipated for 1998 is about 11.6 cents per kilowatt-hour, almost 5 percent below the 1996 peak level.

     Wholesale capacity prices strengthened in short-term markets during 1997, due to outages of regional nuclear generating plants and changes in the New England Power Pool (NEPOOL) capability responsibility requirements for its participants. Wholesale capacity and transmission sales revenues increased $2.1 million in 1997 compared to 1996. The strength of these markets for 1998 will depend on the timing of the return to service of the nuclear units at Millstone Station, on the addition of new generation sources, and on how the capacity and energy markets perform under the new NEPOOL open competition system, designed to meet Federal Energy Regulatory Commission (FERC) open access orders, when it is implemented. Implementation of this system is currently expected in mid-1998; but this date is subject to NEPOOL information system development and testing and further orders from the FERC. No significant sales margin improvement is expected from wholesale capacity sales. Wholesale energy revenues should remain similar to wholesale energy expense and not contribute significantly to sales margin.

     Another major factor affecting the Company's 1998 earnings prospects will be the Company's ability to control operating expenses. The Company offered voluntary early retirement programs and a voluntary severance program to union, nonunion and management employees in 1996. A portion of the resulting personnel cost savings occurred in 1996 and 1997, but the majority of the savings will be realized in 1998. Savings of $6 million from personnel reductions are estimated.

     The Company is expecting other significant expense declines in 1998 compared to 1997 from a number of sources. From the nuclear generating units, it is expected that operation and maintenance expenses associated with the Seabrook and Connecticut Yankee units should decline by a total of about $9 million. The Seabrook unit should have no refueling outage in 1998 and, if it operates at an assumed 95% availability (it was available virtually 100% between outages in 1997), net fuel expense should decline by about $2 million.

     Millstone Unit 3 was taken out of service on March 30, 1996, and will remain shut down pending a comprehensive Nuclear Regulatory Commission (NRC) inquiry into the conformity of the unit and its operations with all applicable NRC regulations and standards. The Company anticipates that, once NRC deficiencies are corrected and Unit 3 is returned to service, operating costs should ramp down to more normal levels for an efficient and safe nuclear unit of this class. Also, if Millstone Unit 3 returns to service, net fuel expense should decline by $400,000 per month for every month of operation, net of the replacement fuel provision of about $100,000 per month...up to $3.6 million for the year, if full power is reached by May 1, 1998.

     Pension and health benefit expenses, excluding one-time items, are expected to decrease by about $2.5 million in 1998 compared to 1997. NEPOOL expenses are expected to increase by about $1.0 million, and information system expenses associated with the "year 2000 issue" are expected to increase by $2.0 million. Other operation and maintenance expenses may increase or decrease by amounts that cannot be predicted at this time.

     Interest costs are expected to continue to decline by about $10 million in 1998, reaching a level of about $52 million, a level that was last experienced in 1984. This interest cost reduction is largely a result of 1997 debt refinancings and debt paydown (long-term debt was reduced by $85 million in 1997) and an expected 1998 debt paydown of more than $70 million.

     Other factors should increase costs. Other operation and maintenance expense should increase in 1998, compared to 1997, by about $6 million, reflecting increased fossil-fueled generating unit scheduled maintenance and provisions for future outages. Base depreciation, excluding accelerated amortization, should increase about $2.0 million; and accelerated amortization per the DPUC Order will increase by about $7 million. Other operating expenses will have some increases and some decreases that should more or less offset one another.

     In summary, the Company expects substantial net expense reductions that should more than compensate for the loss of one-time items realized in 1997, cover the increase in accelerated conservation and load management amortization, and allow utility earnings to increase above an 11.5% return on common stock equity into the "sharing" range of the DPUC Order. The 11.5% return level would produce utility earnings of about $3.40-$3.45 per share, while "shared" earnings should add an additional $.05-$.10 per share. Non-utility earnings should increase by about $.05-$.10 per share in 1998 compared to 1997, primarily from an anticipated improvement in the earnings of American Payment Systems, Inc. The other subsidiaries are expected to break even in 1998. The Company expects that 1998 quarterly earnings from operations will follow a pattern similar to that of 1997 on a weather-normalized basis.

     Although the current $2.88 indicated annual common stock dividend level for 1997 represented a payout of 88% of total 1997 earnings, the Company's cash flow remains, and is expected to remain, very strong. Net cash provided by operating activities was $168 million in 1997, over 4 times the common stock dividend payout, one of the highest such "coverage" levels in the utility industry. The DPUC Order will limit earnings from utility operations such that further dividend increases may have to be delayed for several years. However, the Order should allow the Company to recover regulatory assets more rapidly, help it prepare for competition in the electric utility industry, and help maintain cash flow at its excellent current level through the end of the decade. If the Company is able to grow income and earnings in 1998 to the extent indicated above, the common stock dividend payout ratio at the current indicated annual dividend rate would be reduced to approximately 80%.

Longer Term
-----------

     On June 30, 1997, the Company's unionized employees accepted a new five-year agreement, amending and extending the existing agreement that was scheduled to remain in effect through May 15, 1998. The new agreement provides for, among other things, 2% annual wage increases beginning in May 1998, and annual lump sum bonuses of 2.5% of base annual straight time wages (not cumulative). These provisions will restrict the growth of the Company's bargaining unit base wage expense to about $500,000 per year. The agreement also provides for job security for longer-term bargaining unit employees, and will allow the Company some flexibility in adjusting work methods, as part of its ongoing process re-engineering efforts.

     Connecticut Yankee expenses are expected to continue to decline by substantial amounts before leveling out at about $6 million per year after 1999, compared to $11.8 million in 1997, until decommissioning is complete. However, the ability of the Company to recover its ownership share of future costs associated with the retirement of the Connecticut Yankee unit will be dependent upon the outcome of pending regulatory filings with the Federal Energy Regulatory Commission.

        On August 7, 1997, the Company and the other nine minority joint owners of Millstone Unit 3 that are not subsidiaries of Northeast Utilities (NU) filed lawsuits against NU and its trustees, as well as a demand for arbitration against The Connecticut Light and Power Company and Western Massachusetts Electric Company, the operating electric utility subsidiaries of NU that are the majority joint owners of the unit and have contracted with the minority joint owners to operate it. The ten non-NU joint owners, who together own about 19.5% of the unit, claim that NU and its subsidiaries failed to comply with NRC regulations, failed to operate Millstone Station in accordance with good utility operating practice and concealed their failures from the non-operating joint owners and the NRC. The arbitration and lawsuits seek to recover costs of purchasing replacement power and increased operation and maintenance costs resulting from the shutdown of Millstone Unit 3.

     The Company's planning and operations functions, and its cash flow, are dependent on the timely flow of electronic data to and from its customers, suppliers and other electric utility system managers and operators. In order to assure that this data flow will not be disturbed by the problems emanating from the fact that many existing computer programs were designed without considering the impact of the year 2000 and use only two digits to identify the year in the date field of the programs (the Year 2000 Issue), the Company initiated in mid-1997, and is pursuing, an aggressive program to identify and correct all deficiencies in its computer systems and in the computer systems of the critical suppliers and other persons with whom data must be exchanged. A complete inventory and assessment of the Company's computer system applications, hardware, software and embedded technologies has been completed, and recommended solutions to all identified risks and exposures have been generated. A remediation, retirement, renovation and testing program has commenced. Necessary upgrades to mainframe hardware and software are expected to be completed and tested during 1998, and a parallel program with respect to desktop hardware and software is currently projected to be completed and tested by March 31, 1999. Request for documented compliance information have been sent to all critical suppliers, data sharers and facility building owners and, as responses are received, appropriate solutions and testing programs are being developed and executed. The Company believes that the successful implementation of this program, which is currently estimated to cost approximately $2.6 million, will preclude any significant adverse impact of the Year 2000 Issue on its operations and financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         THE UNITED ILLUMINATING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                      1997           1996           1995
                                                                                      ----           ----           ----
OPERATING REVENUES (NOTE G)                                                         $710,267       $726,020       $690,449
                                                                                -------------   ------------   ------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                                 182,666        160,517        138,169
     Capacity purchased                                                               39,976         46,830         47,420
     Early retirement program charges                                                      -         23,033              -
     Other                                                                           158,600        158,945        147,660
  Maintenance                                                                         42,203         37,652         36,089
  Depreciation                                                                        74,618         65,921         61,426
  Amortization of cancelled nuclear project and deferred return (Note D and J)        13,758         13,758         13,758
  Income taxes (Note A and F)                                                         41,333         53,090         59,828
  Other taxes (Note G)                                                                52,540         57,139         58,943
                                                                                -------------   ------------   ------------
       Total                                                                         605,694        616,885        563,293
                                                                                -------------   ------------   ------------
OPERATING INCOME                                                                     104,573        109,135        127,156
                                                                                -------------   ------------   ------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction                                    336            940            390
  Other-net (Note G)                                                                   4,186         (7,166)        (4,272)
  Non-operating income taxes                                                           2,496          9,332          4,901
                                                                                -------------   ------------   ------------
       Total                                                                           7,018          3,106          1,019
                                                                                -------------   ------------   ------------
INCOME BEFORE INTEREST CHARGES                                                       111,591        112,241        128,175
                                                                                -------------   ------------   ------------
INTEREST CHARGES
  Interest on long-term debt                                                          63,063         66,305         63,431
  Interest on Seabrook obligation bonds owned by the company                          (6,905)        (1,259)             -
  Other interest (Note G)                                                              3,280          2,092          9,002
  Allowance for borrowed funds used during construction                               (1,239)        (1,435)        (2,372)
                                                                                -------------   ------------   ------------
                                                                                      58,199         65,703         70,061
  Amortization of debt expense and redemption premiums                                 2,788          2,629          4,138
                                                                                -------------   ------------   ------------
       Net Interest Charges                                                           60,987         68,332         74,199
                                                                                -------------   ------------   ------------

MINORITY INTEREST IN PREFERRED SECURITIES                                              4,813          4,813          3,583
                                                                                -------------   ------------   ------------

NET INCOME                                                                            45,791         39,096         50,393
Discount on preferred stock redemptions                                                  (48)        (1,840)        (2,183)
Dividends on preferred stock                                                             205            330          1,329
                                                                                -------------   ------------   ------------
INCOME APPLICABLE TO COMMON STOCK                                                    $45,634        $40,606        $51,247
                                                                                =============   ============   ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                                   13,976         14,101         14,090
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                                 13,992         14,131         14,108

EARNINGS PER SHARE OF COMMON STOCK - BASIC                                             $3.27          $2.88          $3.64
                                                                                =============   ============   ============
EARNINGS PER SHARE OF COMMON STOCK - DILUTED                                           $3.26          $2.87          $3.63
                                                                                =============   ============   ============

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                                      $2.88          $2.88          $2.82


            The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                               THE UNITED ILLUMINATING COMPANY
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                  (THOUSANDS OF DOLLARS)

                                                        1997            1996             1995
                                                        ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                           $45,791         $39,096          $50,393
                                                   ------------    ------------     ------------
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                      79,487          70,363           66,958
     Deferred income taxes                               7,986          (2,276)          27,495
     Deferred investment tax credits - net                (762)           (762)            (762)
     Amortization of nuclear fuel                        5,799           5,690           13,571
     Allowance for funds used during construction       (1,575)         (2,375)          (2,762)
     Amortization of deferred return                    12,586          12,586           12,586
     Early retirement costs accrued                          -          23,033                -
     Changes in:
             Accounts receivable - net                  16,944         (23,555)           9,489
             Fuel, materials and supplies                2,863             239               69
             Prepayments                                   211            (557)           9,256
             Accounts payable                              641          22,657            2,555
             Interest accrued                           (3,569)           (671)          (6,420)
             Taxes accrued                               3,663          (4,794)         (11,310)
             Other assets and liabilities               (1,644)          6,078           (9,627)
                                                   ------------    ------------     ------------
     Total Adjustments                                 122,630         105,656          111,098
                                                   ------------    ------------     ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES           168,421         144,752          161,491
                                                   ------------    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock                                         (6,432)             40              440
   Long-term debt                                       98,500          82,500          150,000
   Preferred securities of subsidiary                        -               -           50,000
   Notes payable                                        26,786          10,965          (67,000)
   Securities redeemed and retired:
     Preferred stock                                      (110)         (6,078)         (34,161)
     Long-term debt                                   (151,199)        (72,895)        (165,103)
     Discount on preferred stock redemption                 48           1,840            2,183
   Expenses of issues                                   (1,500)           (442)          (2,222)
   Lease obligations                                      (315)           (291)          (1,169)
   Dividends
     Preferred stock                                      (206)           (410)          (1,944)
     Common stock                                      (40,408)        (40,399)         (39,514)
                                                   ------------    ------------     ------------
NET CASH USED IN FINANCING ACTIVITIES                  (74,836)        (25,170)        (108,490)
                                                   ------------    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Plant expenditures, including nuclear fuel         (33,436)        (47,174)         (59,363)
    Investment in Seabrook obligation bonds            (34,541)        (71,084)               -
                                                   ------------    ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                  (67,977)       (118,258)         (59,363)
                                                   ------------    ------------     ------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                               25,608           1,324           (6,362)
BALANCE AT BEGINNING OF PERIOD                           6,394           5,070           11,432
                                                   ------------    ------------     ------------
BALANCE AT END OF PERIOD                               $32,002          $6,394           $5,070
                                                   ============    ============     ============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                $59,441         $69,669          $76,271
                                                   ============    ============     ============
   Income taxes                                        $26,773         $51,415          $32,100
                                                   ============    ============     ============

               The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 1997, 1996 AND 1995

                                     ASSETS
                             (Thousands of Dollars)

                                                           1997              1996               1995
                                                           ----              ----               ----
Utility Plant at Original Cost
  In service                                            $1,867,145        $1,843,952         $1,809,925
  Less, accumulated provision for depreciation             644,971           585,646            532,015
                                                     --------------    --------------    ---------------
                                                         1,222,174         1,258,306          1,277,910

  Construction work in progress                             25,448            40,998             41,817
  Nuclear fuel                                              25,990            23,010             25,967
                                                     --------------    --------------    ---------------
      Net Utility Plant                                  1,273,612         1,322,314          1,345,694
                                                     --------------    --------------    ---------------

Other Property and Investments                              32,451            26,081             27,388
                                                     --------------    --------------    ---------------

Current Assets
  Cash and temporary cash investments                       32,002             6,394              5,070
  Accounts receivable
    Customers, less allowance for doubtful
    accounts of $1,800, $2,300 and $6,300                   57,231            63,722             63,987
    Other                                                   27,914            38,367             14,547
  Accrued utility revenues                                  25,269            29,139             28,318
  Fuel, materials and supplies, at average cost             19,147            22,010             22,249
  Prepayments                                                3,397             3,608              3,051
  Other                                                         67               110                 55
                                                     --------------    --------------    ---------------
          Total                                            165,027           163,350            137,277
                                                     --------------    --------------    ---------------

Deferred Charges
  Unamortized debt issuance expenses                         6,611             6,580              7,577
  Other                                                      5,727             1,485              2,377
                                                     --------------    --------------    ---------------
          Total                                             12,338             8,065              9,954
                                                     --------------    --------------    ---------------

Regulatory Assets (future amounts due from customers
                     through the ratemaking process)
  Income taxes due principally to book-tax
    differences (Note A)                                   228,992           289,672            358,168
  Connecticut Yankee                                        51,313            64,851                  -
  Deferred return - Seabrook Unit 1                         25,171            37,757             50,343
  Unamortized redemption costs                              23,027            25,063             22,244
  Unamortized cancelled nuclear project                     12,125            13,297             24,620
  Uranium enrichment decommissioning costs                   1,312             1,377              1,505
  Other                                                      6,357             9,068              8,424
                                                     --------------    --------------    ---------------
          Total                                            348,297           441,085            465,304
                                                     --------------    --------------    ---------------

                                                        $1,831,725        $1,960,895         $1,985,617
                                                     ==============    ==============    ===============


               The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.



                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET
                        December 31, 1997, 1996 and 1995

                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)

                                                                      1997              1996               1995
                                                                      ----              ----               ----
Capitalization (Note B)
  Common stock equity
    Common stock                                                    $288,730          $284,579           $284,542
    Paid-in capital                                                    1,349               772                769
    Capital stock expense                                             (2,182)           (2,182)            (2,207)
    Unearned employee stock ownership plan equity                    (11,160)                -                  -
    Retained earnings                                                162,226           156,847            156,877
                                                               --------------    --------------    ---------------
                                                                     438,963           440,016            439,981
  Preferred stock                                                      4,351             4,461             10,539
  Minority interest in preferred securities                           50,000            50,000             50,000
  Long-term debt
    Long-term debt                                                   746,058           826,527            845,684
    Investment in Seabrook obligation bonds                         (101,388)          (66,847)                 -
                                                               --------------    --------------    ---------------
      Net long-term debt                                             644,670           759,680            845,684

          Total                                                    1,137,984         1,254,157          1,346,204
                                                               --------------    --------------    ---------------

Noncurrent Liabilities
  Connecticut Yankee contract obligation                              40,821            54,752                  -
  Pensions accrued (Note H)                                           39,149            49,205             33,832
  Nuclear decommissioning obligation                                  17,538            12,851             10,317
  Obligations under capital leases                                    16,853            17,193             17,508
  Other                                                                5,507             4,815              4,090
                                                               --------------    --------------    ---------------
          Total                                                      119,868           138,816             65,747
                                                               --------------    --------------    ---------------

Current Liabilities
  Current portion of long-term debt                                  100,000            69,900             40,800
  Notes payable                                                       37,751            10,965                  -
  Accounts payable                                                    68,699            68,058             45,401
  Dividends payable                                                   10,051            10,205             10,072
  Taxes accrued                                                        4,166               503              5,297
  Interest accrued                                                    10,266            13,835             14,506
  Obligations under capital leases                                       340               315                291
  Other accrued liabilities                                           37,471            36,091             26,769
                                                               --------------    --------------    ---------------
          Total                                                      268,744           209,872            143,136
                                                               --------------    --------------    ---------------

Customers' Advances for Construction                                   1,878             1,888              2,655
                                                               --------------    --------------    ---------------

Regulatory Liabilitie (future amounts owed to customers
                         through the ratemaking process)
  Accumulated deferred investment tax credits                         16,385            17,147             17,909
  Other                                                                2,356             1,811              1,990
                                                               --------------    --------------    ---------------
          Total                                                       18,741            18,958             19,899
                                                               --------------    --------------    ---------------

Deferred Income Taxes (future tax liabilities owed
                         to taxing authorities)                      284,510           337,204            407,976

Commitments and Contingencies (Note L)
                                                               --------------    --------------    ---------------

                                                                  $1,831,725        $1,960,895         $1,985,617
                                                               ==============    ==============    ===============

                The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                                   THE UNITED ILLUMINATING COMPANY
                             CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                         FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                        (THOUSANDS OF DOLLARS)




                                              1997             1996             1995
                                              ----             ----             ----

BALANCE, JANUARY 1                          $156,847         $156,877         $145,559
Net income                                    45,791           39,096           50,393
Adjustments associated with repurchase
  of preferred stock                              48            1,815            1,988
                                        -------------    -------------    -------------
      Total                                  202,686          197,788          197,940
                                        -------------    -------------    -------------


Deduct Cash Dividends Declared
  Preferred stock                                205              330            1,329
  Common stock                                40,255           40,611           39,734
                                        -------------    -------------    -------------
      Total                                   40,460           40,941           41,063
                                        -------------    -------------    -------------


BALANCE, DECEMBER 31                        $162,226         $156,847         $156,877
                                        =============    =============    =============

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

     In addition, the Company has created, and owns, unregulated subsidiaries. The Board of Directors of the Company has authorized the investment of a maximum of $27 million in the unregulated subsidiaries, and, at December 31, 1997, $27 million had been invested. A wholly-owned subsidiary, United Resources, Inc., serves as the parent corporation to American Payment Systems, Inc., (APS) which manages a national network of agents for the processing of bill payments made by customers of other utilities.

(A)  STATEMENT OF ACCOUNTING POLICIES

ACCOUNTING RECORDS

     The accounting records are maintained in accordance with the uniform systems of accounts prescribed by the Federal Energy Regulatory Commission
(FERC) and the Connecticut Department of Public Utility Control (DPUC).

USE OF ESTIMATES

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

REGULATORY ACCOUNTING

     The consolidated financial statements of the Company are in conformity with generally accepted accounting principles and with accounting for regulated electric utilities prescribed by the Federal Energy Regulatory Commission (FERC) and the Connecticut Department of Public Utility Control (DPUC). Generally accepted accounting principles for regulated entities allow the Company to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". In accordance with SFAS No. 71, the Company has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process. In addition to the Regulatory Assets and Liabilities separately identified on the Consolidated Balance Sheet, there are other regulatory assets and liabilities such as conservation and load management costs and certain deferred tax liabilities. The Company also has obligations under long-term power contracts, the recovery of which is subject to regulation.

                              THE UNITED ILLUMINATING COMPANY

     The effects of competition could cause the operations of the Company, or a portion of its assets or operations, to cease meeting the criteria for application of these accounting rules. While the Company expects to continue to meet these criteria in the foreseeable future, if the Company, or a portion of its assets or operations, were to cease meeting these criteria, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met. If this change in accounting were to occur, it could have a material adverse effect on the Company's earnings and retained earnings in that year and could have a material adverse effect on the Company's ongoing financial condition as well. See Note (C), Rate-Related Regulatory Proceedings.

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

     The Company's utility plant in service as of December 31, 1997, 1996 and 1995 was comprised as follows:

                                1997               1996                 1995
                                ----               ----                 ----
                                                  (000's)
    Production              $1,131,285         $1,124,113           $1,122,001
    Transmission               161,288            160,970              158,373
    Distribution               401,426            387,825              375,962
    General                     52,776             47,889               45,924
    Future use plant            30,594             32,751               32,762
    Other                       89,776             90,404               74,903
                             ---------          ---------            ---------
                            $1,867,145         $1,843,952           $1,809,925
                             =========          =========            =========

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

     In accordance with the applicable regulatory systems of accounts, the Company capitalizes AFUDC, which represents the approximate cost of debt and equity capital devoted to plant under construction. In accordance with FERC prescribed accounting, the portion of the allowance applicable to borrowed funds is presented in the Consolidated Statement of Income as a reduction of interest charges, while the portion of the allowance applicable to equity funds is presented as other income. Although the allowance does not represent current cash income, it has historically been recoverable under the ratemaking process over the service lives of the related properties. The Company compounds the allowance applicable to major construction projects semi-annually. Weighted average AFUDC rates in effect for 1997, 1996 and 1995 were 7.5%, 9.0% and 8.0%, respectively.

DEPRECIATION

     Provisions for depreciation on utility plant for book purposes are computed on a straight-line basis, using estimated service lives determined by independent engineers. One-half year's depreciation is taken in the year of addition and disposition of utility plant, except in the case of major operating units on which depreciation commences in the month

                              THE UNITED ILLUMINATING COMPANY
they are placed in service and ceases in the month they are removed from service. The aggregate annual provisions for depreciation for the years 1997, 1996 and 1995 were equivalent to approximately 3.15%, 3.12% and 3.07%, respectively, of the original cost of depreciable property.

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

CASH AND TEMPORARY CASH INVESTMENTS

     For cash flow purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and temporary cash investments. The Company records outstanding checks as accounts payable until the checks have been honored by the banks.

     The Company is required to maintain an operating deposit with the project disbursing agent related to its 17.5% ownership interest in Seabrook Unit 1. This operating deposit, which is the equivalent to one and one half months of the funding requirement for operating expenses, is restricted for use and amounted to $2.3 million, $3.4 million and $3.9 million, at December 31, 1997, 1996 and 1995, respectively.

INVESTMENTS

     The Company's investment in the Connecticut Yankee Atomic Power Company, a nuclear generating company in which the Company has a 9 1/2% stock interest, is accounted for on an equity basis. This investment amounted to $10.5 million, $10.1 million and $9.6 million at December 31, 1997, 1996 and 1995, respectively, and is included on the Consolidated Balance Sheet in "Other Property and Investments" at December 31, 1995 and as a regulatory asset at December 31, 1997 and 1996. See Note (L), Commitments and Contingencies - Other Commitments and Contingencies - Connecticut Yankee.

FOSSIL FUEL COSTS

     Historically, the amount of fossil fuel costs that cannot be reflected currently in customers' bills pursuant to the fossil fuel adjustment clause in the Company's rates has been deferred at the end of each accounting period. Since adoption of the deferred accounting procedure in 1974, rate decisions by the DPUC and its predecessors have consistently made specific provision for amortization and ratemaking treatment of the Company's existing deferred fossil fuel cost balances. As a result of a December 1996 DPUC decision, the Company has suspended this deferred

                              THE UNITED ILLUMINATING COMPANY
accounting procedure unless the average fossil fuel oil prices increase or decrease outside a certain bandwidth prescribed in the decision.

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

        As of December 31, 1997, the Company had entered into swap agreements for 1998 for 795,000 barrels of fuel oil at a weighted average price of $16.33 per barrel and had call options for 590,000 barrels of fuel oil at a weighted average price of $18.45 per barrel.

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

URANIUM ENRICHMENT OBLIGATION

     Under the Energy Policy Act of 1992 (Energy Act), the Company will be assessed for its proportionate share of the costs of the decontamination and decommissioning of uranium enrichment facilities operated by the Department of Energy. The Energy Act imposes an overall cap of $2.25 billion on the obligation assessed to the nuclear utility industry and limits the annual assessment to $150 million each year over a 15-year period. At December 31, 1997, the Company's unfunded share of the obligation, based on its ownership interest in Seabrook Unit 1 and Millstone Unit 3, was approximately $1.2 million. Effective January 1, 1993, the Company was allowed to recover these assessments in rates as a component of fuel expense. Accordingly, the Company has recognized these costs as a regulatory asset on its Consolidated Balance Sheet.

                              THE UNITED ILLUMINATING COMPANY

NUCLEAR DECOMMISSIONING TRUSTS

     External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $2,571,000, $2,130,000 and $1,882,000 during 1997, 1996 and 1995 into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At December 31, 1997, the Company's shares of the trust fund balances, which included accumulated earnings on the funds, were $12.4 million and $5.1 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

IMPAIRMENT OF LONG-LIVED ASSETS

     Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. This standard also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining allowable costs. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71 must be assessed on an ongoing basis. The Company does not have any assets that are impaired under this standard.

APS REVENUES AND AGENT COLLECTIONS

     APS recognized revenue of $31.7 million, $19.2 million and $6.8 million for the years 1997, 1996 and 1995, respectively, based on established fees per payment transaction processed. Cash associated with customer payments are the property of other utilities and have not been reflected in UI's consolidated financial statements.

EARNINGS PER SHARE

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

                              THE UNITED ILLUMINATING COMPANY

     The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years 1997, 1996 and 1995:

                                                             (In thousands except per share amounts)
                                                 Income Applicable to     Average Number of
                                                   Common Stock           Shares Outstanding       Earnings
                                                    (Numerator)             (Denominator)          per Share
                                                    -----------             -------------          ---------

1997
----
       Basic earnings per share                        $45,634                   13,976               $3.27
         Effect of dilutive stock options                 -                          16                (.01)
                                                        ------                   ------                ----
       Diluted earnings per share                      $45,634                   13,992               $3.26
                                                        ======                   ======                ====

1996
----
       Basic earnings per share                        $40,606                   14,101               $2.88
         Effect of dilutive stock options                 -                          30                (.01)
                                                        ------                   ------                ----
       Diluted earnings per share                      $40,606                   14,131               $2.87
                                                        ======                   ======                ====

1995
----
       Basic earnings per share                        $51,247                   14,090               $3.64
         Effect of dilutive stock options                 -                          18                (.01)
                                                        ------                   ------                ----
       Diluted earnings per share                      $51,247                   14,108               $3.63
                                                        ======                   ======                ====


STOCK-BASED COMPENSATION

     The Company accounts for employee stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock purchase plans, stock options, restricted stock, and stock appreciation rights. The statement defines the methods of determining the fair value of stock-based compensation and requires the recognition of compensation expense for book purposes. However, the statement allows entities to continue to measure compensation expense in accordance with the prior authoritative literature, APB No. 25, "Accounting for Stock Issued to Employees", but requires that pro forma net income and earnings per share be disclosed for each year for which an income statement is presented as if SFAS No. 123 had been applied. The accounting requirements of this statement are effective for transactions entered into after 1995. However, pro forma disclosures must include the effects of all awards granted after January 1, 1995. As of December 31, 1997, there were no options granted to which this statement would apply. The Company has not elected to adopt the expense recognition provisions of SFAS No. 123.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement, which is effective for financial statements issued for fiscal years beginning after December 15, 1997, requires entities to disclose specific financial and descriptive information about its reportable operating segments. Reportable operating segments are components of an entity about which separate financial information is available that is regularly used when evaluating segment performance and determining the allocation of resources. The Company currently does not have separate reportable segments to which this standard would apply.

                                              THE UNITED ILLUMINATING COMPANY

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


 (B) CAPITALIZATION
                                                                                    December 31,
                                            ---------------------------------------------------------------------------------------
                                                1997                          1996                          1995
                                               Shares                        Shares                        Shares
                                             Outstanding    $(000's)       Outstanding    $(000's)       Outstanding    $(000's)
                                            -------------- ------------   -------------- ------------   -------------- ------------

   COMMON STOCK EQUITY
     Common stock, no par value,
     at December 31(a)                         13,907,824     $288,730       14,101,291     $284,579       14,100,091     $284,542
      Shares authorized
       1995   30,000,000
       1996   30,000,000
       1997   30,000,000
     Paid-in capital                                             1,349                           772                           769
     Capital stock expense                                      (2,182)                       (2,182)                       (2,207)
     Unearned employee stock ownership plan equity             (11,160)                            -                             -
     Retained earnings (b)                                     162,226                       156,847                       156,877
                                                           ------------                  ------------                  ------------
          Total common stock equity                            438,963                       440,016                       439,981
                                                           ------------                  ------------                  ------------

   PREFERRED AND PREFERENCE STOCK (C)
     Cumulative preferred stock,
      $100 par value, shares
      authorized at December 31,
       1995   1,180,394
       1996   1,119,612
       1997   1,119,612
      Preferred stock issues:
       4.35% Series A                              10,894                        11,297                        21,247
       4.72% Series B                              17,158                        17,658                        30,490
       4.64% Series C                              12,745                        12,945                        12,945
       5 5/8% Series D                              2,712                         2,712                        40,712
                                            --------------                --------------                --------------
                                                   43,509        4,351           44,612        4,461          105,394       10,539
                                            -------------- ------------   -------------- ------------   -------------- ------------
     Cumulative preferred stock, $25 par
      value:  2,400,000 shares authorized
      Preferred stock issues                            -            -                -            -                -            -

     Cumulative preference stock, $25 par
      value:  5,000,000 shares authorized
      Preference stock issues                           -            -                -            -                -            -
                                                           ------------                  ------------                  ------------
        Total preferred stock not
         subject to mandatory redemption                         4,351                         4,461                        10,539
                                                           ------------                  ------------                  ------------

   MINORITY INTEREST IN PREFERRED SECURITIES (D)                50,000                        50,000                        50,000
                                                           ------------                  ------------                  ------------



                                              THE UNITED ILLUMINATING COMPANY

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                        December 31,
                                                                    -------------------------------------------------
                                                                        1997              1996             1995
                                                                      $(000's)          $(000's)         $(000's)
                                                                    -------------     -------------    --------------

   LONG-TERM DEBT (E)
     First Mortgage Bonds:
      9.44%, Series B                                                          -           $32,400           $43,200

   Other Long-term Debt
     Pollution Control Revenue Bonds:
       9 1/2%, 1986 Series, due June 1, 2016                                   -                 -             7,500
       Variable rate, 1996 Series, due June 26, 2026                       7,500             7,500                 -
       9 3/8%, 1987 Series, due July 1, 2012                                   -            25,000            25,000
      10 3/4%, 1987 Series, due November 1, 2012                               -            43,500            43,500
       8%, 1989 Series A, due December 1, 2014                            25,000            25,000            25,000
       5 7/8%, 1993 Series, due October 1, 2033                           64,460            64,460            64,460
     Solid Waste Disposal Revenue Bonds:
      Adjustable rate 1990 Series A, due September 1, 2015                     -            30,000            30,000
     Pollution Control Refunding Revenue Bonds:
       Variable rate, 1997 Series, due July 30, 2027                      98,500                 -                 -

     Notes:
       7.00%, 1992 Series E, due January  15, 1997                             -                 -            50,000
       7 3/8%, 1992 Series G, due January  15, 1998                      100,000           100,000           100,000
       6.20%, 1993 Series H, due January  15, 1999                       100,000           100,000           100,000

     Term Loans:
       6.95%, due August 29, 2000                                         50,000            50,000            50,000
       6.47%, due September 6, 2000                                       50,000            50,000            50,000
       6.4375%, due September 6, 2000                                     50,000            50,000            50,000
       6.675%, due October 25, 2001                                       25,000            25,000                 -
       7.005% due October 25, 2001                                        50,000            50,000                 -

     Obligation under the Seabrook Unit 1
      sale/leaseback agreement                                           225,601           243,660           248,030
                                                                    -------------     -------------    --------------
                                                                         846,061           896,520           886,690


     Unamortized debt discount less premium                                   (3)              (93)             (206)
                                                                    -------------     -------------    --------------

             Total long-term debt                                        846,058           896,427           886,484

   Less:
     Current portion included in Current Liabilities (e)                 100,000            69,900            40,800
     Investment-Seabrook Lease Obligation Bonds                          101,388            66,847                 -
                                                                    -------------     -------------    --------------


             Total long-term debt included in Capitalization             644,670           759,680           845,684
                                                                    -------------     -------------    --------------

             TOTAL CAPITALIZATION                                     $1,137,984        $1,254,157        $1,346,204
                                                                    =============     =============    ==============

                              THE UNITED ILLUMINATING COMPANY

     (A) COMMON STOCK

     The Company had 14,236,124 shares of its common stock, no par value, outstanding at December 31, 1997, of which 328,300 shares were unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP") and not recognized as outstanding for accounting purposes.

     The Company issued 134,833 shares of common stock in 1997, 1,200 shares of common stock in 1996 and 13,400 shares of common stock in 1995, pursuant to a stock option plan.

     In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods from one to ten years following the dates when the options are granted. The Connecticut Department of Public Utility Control (DPUC) has approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 17,799 shares of stock at an exercise price of $30 per share, 54,500 shares of stock at an exercise price of $30.75 per share, 4,000 shares of stock at an exercise price of $35.625 per share, 33,799 shares of stock at an exercise price of $39.5625 per share, and 5,000 shares of stock at an exercise price of $42.375 per share have been granted by the Board of Directors and remained outstanding at December 31, 1997.

     The Company has entered into an arrangement under which it loaned $11.5 million to The United Illuminating Company ESOP. The trustee for the ESOP used the funds to purchase shares of the Company's common stock in open market transactions. The shares will be allocated to employees' ESOP accounts, as the loan is repaid, to cover a portion of the Company's required ESOP contributions. The loan will be repaid by the ESOP over a twelve-year period, using the Company contributions and dividends paid on the unallocated shares of the stock held by the ESOP. As of December 31, 1997, 328,300 shares, with a fair market value of $15.1 million, had been purchased by the ESOP and had not been committed to be released or allocated to ESOP participants.

     (B) RETAINED EARNINGS RESTRICTION

     The indenture under which $200 million principal amount of Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $104.1 million were free from such limitations at December 31, 1997.

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

     Shares of preferred stock have preferential dividend and liquidation rights over shares of common stock. Preferred shareholders are not entitled to general voting rights. However, if any preferred dividends are in arrears for six or more

                              THE UNITED ILLUMINATING COMPANY
quarters, or if certain other events of default occurs, preferred shareholders are entitled to elect a majority of the Board of Directors until all preferred dividend arrears are paid and any event of default is terminated.

     Preference stock is a form of stock that is junior to preferred stock but senior to common stock. It is not subject to the earnings coverage requirements or minimum capital and surplus requirements governing the issuance of preferred stock. There were no shares of preference stock outstanding at December 31, 1997.

     (D) PREFERRED CAPITAL SECURITIES

     United Capital Funding Partnership L.P. ("United Capital") is a special purpose limited partnership in which the Company owns all of the general partner interests. United Capital has $50 million of its monthly income 9 5/8% Preferred Capital Securities, Series A, ("Preferred Capital Securities") outstanding, representing limited partnership interests in United Capital. United Capital loaned the proceeds of the issuance and sale of the Preferred Capital Securities to the Company in return for the Company's 9 5/8% Junior Subordinated Deferrable Interest Debentures, Series A, Due 2025.

     United Capital and the Company have registered an additional $50 million of Capital Securities and/or Subordinated Debentures for sale to the public from time to time, in one or more series, under the Securities Act of 1933.

     (E) LONG-TERM DEBT

     The expenses to issue long-term debt are deferred and amortized over the life of the respective debt issue.

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

     On July 30, 1997, the Company borrowed $98.5 million from the Business Finance Authority of the State of New Hampshire (BFA), representing the proceeds from the issuance by the BFA of $98.5 million principal amount of tax-exempt Pollution Control Refunding Revenue Bonds (PCRRBs). The Company is obligated, under its borrowing agreement with the BFA, to pay to a trustee for the PCRRBs' bondholders such amounts as will pay, when due, the principal of and the premium, if any, and interest on the PCRRBs. The PCRRBs will mature in 2027, and their interest rate is adjusted periodically to reflect prevailing market conditions. The PCRRBs' interest rate, which is being adjusted weekly, was 3.75% at December 31, 1997. The Company has used the proceeds of this $98.5 million borrowing to cause the redemption and repayment of $25 million of 9 3/8%, 1987 Series A, Pollution Control Revenue Bonds, $43.5 million of 10 3/4%, 1987 Series B, Pollution Control Revenue Bonds, and $30 million of Adjustable Rate, 1990 Series A, Solid Waste Disposal Revenue Bonds, three outstanding series of tax-exempt bonds on which the Company also had a payment obligation to a trustee for the bondholders. Expenses associated with this transaction, including redemption premiums totaling $2,055,000 and other expenses of approximately $1,500,000, were paid by the Company.

     On November 12, 1997, the Company refinanced the secured lease obligation bonds that were issued in 1990 in connection with the sale and leaseback by the Company of a portion of its ownership share in Seabrook Unit 1. All

                              THE UNITED ILLUMINATING COMPANY
of the outstanding $69,593,000 principal amount of 9.76% Series 2006 Seabrook Lease Obligation Bonds (the "9.76% Bonds") and $129,055,000 principal amount of 10.24% Series 2020 Seabrook Lease Obligation Bonds (the "10.24% Bonds") were redeemed. The redemption premiums paid on the 9.76% Bonds and the 10.24% Bonds were $1,884,549 and $8,589,901, respectively. The Bonds were refunded with the proceeds from the issuance of $203,088,000 principal amount of 7.83% Seabrook Lease Obligation Bonds due January 2, 2019 (the "7.83% Bonds") the principal of which will be payable from time to time in installments. Transaction expenses totaling $1,530,022 and redemption premiums totaling $8,139,978 were paid from the proceeds of the 7.83% Bonds and will be repaid as part of the Company's Lease payments over the remaining term of the Lease. The remainder of the redemption premiums ($2,334,472) and transaction expenses were paid by the Company and will be amortized over the remainder of the Lease term. The transaction reduces the interest rate on the leaseback arrangement, which is treated as long-term debt on the Company's Consolidated Balance Sheet, from 8.45% to 7.56%. The Company owned $16,997,000 principal amount of the 9.76% Bonds and $49,850,000 principal amount of the 10.24% Bonds. The Company used the proceeds from the redemption of these bonds ($70,662,688, including redemption premiums totaling $3,815,688), plus available funds and short-term borrowings, to purchase $101,388,000 principal amount of the 7.83% Bonds. The Company intends to hold the 7.83% Bonds until maturity and has recognized the investment as an offset to long-term debt on its Consolidated Balance Sheet.

     On January 13, 1998, the Company issued and sold $100 million principal amount of 6.25% four-year and eleven month Notes. The yield on the Notes, which were issued at a discount, is 6.30%; and the Notes will mature on December 15, 2002. The proceeds from the sale of the Notes were used to repay $100 million principal amount of 7 3/8% Notes, which matured on January 15, 1998.

                              THE UNITED ILLUMINATING COMPANY

     Maturities and mandatory redemptions/repayments are set forth below:

                                            1998          1999           2000          2001         2002
                                            ----          ----           ----          ----         ----
                                                                         (000's)
Maturities                                 $100,000      $100,000      $150,000       $75,000       $ -
Mandatory redemptions/repayments (1)          4,194         3,410           430           333        338
                                            -------       -------       -------        ------        ---
Maturities, Mandatory and Optional
   redemptions/repayments                  $104,194      $103,410      $150,430       $75,333       $338
                                            =======       =======       =======        ======        ===

(1)  Principal  component  of  Seabrook  lease  obligation,   net  of  principal
     repayment of Seabrook Lease Obligation Bonds held as an investment.

     As of December 31, 1997, the Company had $200 million principal amount of Notes for sale to the public from time to time, in one or more series, registered under the Securities Act of 1933. On January 13, 1998, the Company issued and sold $100 million principal amount of these Notes.

(C)  RATE-RELATED REGULATORY PROCEEDINGS

     Utilities are entitled by Connecticut law to charge retail rates that are determined by the DPUC to be sufficient to allow them to cover their operating and capital costs, to attract needed capital and maintain their financial integrity, while also protecting the public interest. However, a company may earn up to 1% above its DPUC-authorized return on equity for six consecutive months before a mandatory review is required by the DPUC. A Connecticut statute requires the DPUC to review and investigate the financial and operating records of each electric utility company, at intervals of not more than four years, to determine whether the company's rates comply with statutory standards.

     On December 31, 1996, the DPUC completed a financial and operational review of the Company and ordered a five-year incentive regulation plan for the years 1997-2001. The DPUC did not change the existing retail base rates charged to customers; but its order increased amortization of the Company's conservation and load management program investments during 1997-1998, and accelerated the recovery of unspecified regulatory assets during 1999-2001 if the Company's common stock equity return on utility investment exceeds 10.5% after recording the increased conservation and load management amortization. The order also reduced the level of conservation adjustment mechanism revenues in retail prices, provided a reduction in customer prices through a surcredit in each of the five plan years, and accepted the Company's proposal to modify the operation of the fossil fuel clause mechanism. The Company's authorized return on utility common stock equity was reduced from 12.4% to 11.5%. Earnings above 11.5%, on an annual basis, are to be utilized one-third for customer price reductions, one-third to increase amortization of regulatory assets, and one-third retained as earnings.

     A reopening of this docket will be requested by the Company in 1998 to determine the regulatory assets to be subjected to accelerated recovery in 1999, 2000 and 2001.

     In its 1997 session, the Connecticut legislature drafted, but failed to bring to a vote, comprehensive legislation that would have introduced retail access in Connecticut over a period of several years, with a provision for the recovery of stranded costs by service area utilities. The legislature is currently considering legislation of this same sort in its 1998 session. Among many other factors, decisions and actions concerning retail access in other states could impact the timing and form of this legislation.

     Since January 1971, UI has had a fossil fuel adjustment clause (FCA) in virtually all of its retail rates. As a result of the DPUC Order described above, the Company's FCA has been modified so that the clause will not be implemented

                              THE UNITED ILLUMINATING COMPANY
unless the monthly average price for fuel oil increases above $28 per barrel or decreases below $10 per barrel for six consecutive months.

(D)  ACCOUNTING FOR PHASE-IN PLAN

     The Company phased into rate base its allowable investment in Seabrook Unit 1, amounting to $640 million, during the period January 1, 1990 to January 1, 1994. In conjunction with this phase-in plan, the Company was allowed to record a deferred return on the portion of allowable investment excluded from rate base during the phase-in period. Accordingly, the Company is amortizing the net-of-tax accumulated deferred return of $62.9 million over a five-year period that commenced January 1, 1995.

(E)  SHORT-TERM CREDIT ARRANGEMENTS

     The Company has a revolving credit agreement with a group of banks that currently extends to December 9, 1998. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 1997, the Company had $30 million of short-term borrowings outstanding under this facility.

     In addition, as of December 31, 1997, one of the Company's subsidiaries, American Payment Systems, Inc., had borrowings of $7.8 million outstanding under a bank line of credit agreement.

     The Company's long-term debt instruments do not limit the amount of short-term debt that the Company may issue. The Company's revolving credit agreement described above requires it to maintain an available earnings/interest charges ratio of not less than 1.5:1.0 for each 12-month period ending on the last day of each calendar quarter. For the 12-month period ended December 31, 1997, this coverage ratio was 3.23:1.0.

                              THE UNITED ILLUMINATING COMPANY

     Information with respect to short-term borrowings under the Company's revolving credit agreement is as follows:

                                                                             1997            1996          1995
                                                                             ----            ----          ----
                                                                                             (000's)
Maximum aggregate principal amount of short-term borrowings
   outstanding at any month-end                                             $50,000        $30,000        $195,000
Average aggregate short-term borrowings outstanding during the year*        $41,441        $15,380        $117,980
Weighted average interest rate*                                                5.9%           5.7%            6.5%
Principal amounts outstanding at year-end                                   $30,000            $0              $0
Annualized interest rate on principal amounts outstanding at year-end          6.2%            N/A             N/A

        *Average short-term borrowings represent the sum of daily borrowings outstanding, weighted for the number of days outstanding and divided by the number of days in the period. The weighted average interest rate is determined by dividing interest expense by the amount of average borrowings. Commitment fees of approximately $114,000, $130,000 and $426,500 paid during 1997, 1996 and 1995, respectively, are excluded from the calculation of the weighted average interest rate.

                         THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(F) INCOME  TAXES
                                                            1997               1996               1995
                                                            -----              -----              ----
Income tax expense consists of:                                               (000's)

Income tax provisions:
  Current
             Federal                                         $23,940            $35,398            $18,031
             State                                             7,673             11,398             10,163
                                                          -----------       ------------       ------------
                Total current                                 31,613             46,796             28,194
                                                          -----------       ------------       ------------
  Deferred
             Federal                                           7,008                616             24,682
             State                                               978             (2,892)             2,813
                                                          -----------       ------------       ------------
                Total deferred                                 7,986             (2,276)            27,495
                                                          -----------       ------------       ------------

  Investment tax credits                                        (762)              (762)              (762)
                                                          -----------       ------------       ------------

     Total income tax expense                                $38,837            $43,758            $54,927
                                                          ===========       ============       ============

Income tax components charged as follows:
  Operating expenses                                         $41,333            $53,090            $59,828
  Other income and deductions - net                           (2,496)            (9,332)            (4,901)
                                                          -----------       ------------       ------------

     Total income tax expense                                $38,837            $43,758            $54,927
                                                          ===========       ============       ============

The following table details the components
 of the deferred income taxes:
    Tax depreciation on unrecoverable plant investment        $8,089             $5,745             $8,889
    Fossil plants decommissioning reserve                     (7,286)                 -                  -
    Conservation & load management                            (5,768)              (367)               804
    Accelerated depreciation                                   5,681              5,617              9,410
    Pension benefits                                           4,911             (9,066)            (1,460)
    Seabrook sale/leaseback transaction                        2,664               (598)              (397)
    Deferred fossil fuel costs                                  (686)               755               (122)
    Cancelled nuclear project                                   (467)            (4,729)              (467)
    Unit overhaul and replacement power costs                    212             (1,491)                 -
    Alternative minimum tax                                        -                  -             11,404
    Other - net                                                  636              1,858               (566)
                                                          -----------       ------------       ------------

Deferred income taxes - net                                   $7,986            ($2,276)           $27,495
                                                          ===========       ============       ============

     Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes. The reasons for the differences are as follows:

                                                      1997                    1996                     1995
                                                      ----                    ----                     ----
                                               Pre-Tax        Tax      Pre-Tax        Tax      Pre-Tax      Tax
                                               -------        ---      -------        ---      -------      ---
                                                                              (000's)
Computed tax at federal statutory rate                     $29,619                  $28,999             $36,862
Increases (reductions) resulting from:
  Deferred return-Seabrook Unit 1              12,586        4,405     12,586         4,405      12,586   4,405
  ITC taken into income                          (762)        (762)      (762)         (762)       (762)   (762)
  Allowance for equity funds used during
    construction                                 (336)        (118)      (940)         (329)       (390)   (136)
  Fossil plant decommissioning reserve        (15,591)      (5,457)        -             -           -       -
  Book depreciation in excess of
     non-normalized tax depreciation           23,926        8,374     22,703         7,946      21,586   7,555
  State income taxes, net of federal
     income tax benefits                        8,651        5,622      8,506         5,529      12,976   8,434
  Other items - net                            (8,134)      (2,846)    (5,797)       (2,030)     (4,090) (1,431)
                                                            ------                   ------              ------

       Total income tax expense                            $38,837                  $43,758             $54,927
                                                            ======                   ======              ======

Book income before income taxes                            $84,628                  $82,854            $105,320
                                                            ======                   ======             =======

Effective income tax rates                                   45.9%                    52.8%               52.1%
                                                             =====                    =====               =====

     At December 31, 1997 the Company had deferred tax liabilities for taxable temporary differences of $400 million and deferred tax assets for deductible temporary differences of $115 million, resulting in a net deferred tax liability of $285 million. Significant components of deferred tax liabilities and assets were as follows: tax liabilities on book/tax plant basis differences and on the cumulative amount of income taxes on temporary differences previously flowed through to ratepayers, $237 million; tax liabilities on normalization of book/tax depreciation timing differences, $122 million and tax assets on the disallowance of plant costs, $47 million.

                         THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(G)  SUPPLEMENTARY INFORMATION

                                                                1997              1996              1995
                                                                -----             -----             ----
                                                                                 (000'S)

OPERATING REVENUES
------------------
      Retail                                                     $623,571          $649,876          $639,108
      Wholesale - capacity                                          9,747             7,686             6,601
                - energy                                           73,124            65,158            41,631
      Other                                                         3,825             3,300             3,109
                                                             -------------     -------------    --------------
           Total Operating Revenues                              $710,267          $726,020          $690,449
                                                             =============     =============    ==============

SALES BY CLASS(MWH'S) - UNAUDITED
---------------------------------
    Retail
      Residential                                               1,903,096         1,891,988         1,890,575
      Commercial                                                2,253,488         2,258,501         2,273,965
      Industrial                                                1,170,815         1,141,109         1,126,458
      Other                                                        48,717            48,291            48,435
                                                             -------------     -------------    --------------
                                                                5,376,116         5,339,889         5,339,433
    Wholesale                                                   2,700,393         2,260,423         1,708,837
                                                             -------------     -------------    --------------
           Total Sales by Class                                 8,076,509         7,600,312         7,048,270
                                                             =============     =============    ==============

OTHER TAXES
-----------
    Charged to:
      Operating:
         State gross earnings                                     $23,618           $26,757           $27,379
         Local real estate and personal property                   22,974            24,854            25,761
         Payroll taxes                                              5,948             5,528             5,800
         Other                                                          -                 -                 3
                                                             -------------     -------------    --------------
                                                                   52,540            57,139            58,943
      Nonoperating and other accounts                                 459               628               527
                                                             -------------     -------------    --------------
         Total Other Taxes                                        $52,999           $57,767           $59,470
                                                             =============     =============    ==============

OTHER INCOME AND (DEDUCTIONS) - NET
-----------------------------------
      Interest income                                              $2,317            $1,505            $2,624
      Equity earnings from Connecticut Yankee                       1,343             1,225             1,440
      Loss from subsidiary companies                                 (814)           (8,422)           (4,898)
      Engineering study costs                                           -                 -              (849)
      Miscellaneous other income and (deductions) - net             1,340            (1,474)           (2,589)
                                                             -------------     -------------    --------------
           Total Other Income and (Deductions) - net               $4,186           ($7,166)          ($4,272)
                                                             =============     =============    ==============

OTHER INTEREST CHARGES
----------------------
      Notes Payable                                                $2,462              $882            $7,660
      Other                                                           818             1,210             1,342
                                                             -------------     -------------    --------------
           Total Other Interest Charges                            $3,280            $2,092            $9,002
                                                             =============     =============    ==============

                              THE UNITED ILLUMINATING COMPANY

(H)  PENSION AND OTHER BENEFITS

     The Company's qualified pension plan, which is based on the highest three years of pay, covers substantially all of its employees, and its entire cost is borne by the Company. The Company also has a non-qualified supplemental plan for certain executives and a non-qualified retiree only plan for certain early retirement benefits. The net pension costs for these plans for 1997, 1996 and 1995 were ($4,626,000), $18,403,000 and $3,842,000, respectively.

     The Company's funding policy for the qualified plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code. These amounts are determined each year as a result of an actuarial valuation of the plan. In accordance with this policy, no pension fund contributions were made in 1995. In 1996, the Company contributed $2.8 million for 1995 funding requirements. In 1997, the Company contributed $2.7 million for 1996 funding requirements and $2.5 million for 1997 funding requirements. During 1996, the Company established a supplemental retirement benefit trust and through this trust purchased life insurance policies on the officers of the Company to fund the future liability under the supplemental plan. The cash surrender value of these policies is shown as an investment on the Company's Consolidated Balance Sheet.

     The qualified plan's irrevocable trust fund consists principally of equity and fixed-income securities and real estate investments in approximately the following percentages at December 31, 1997:

                                                         PERCENTAGE OF
                   ASSET CATEGORY                         TOTAL FUND
                   --------------                        -------------

                   Equity Securities                           72.8%
                   Fixed-income Securities                     24.2%
                   Real Estate                                  3.0%

                                                          1997           1996
                                                          ----           ----
                                                               (000's)
The components of net pension costs were as follows:
    Service cost of benefits earned during the period   $ 3,791        $ 4,456
    Interest cost on projected benefit obligation        17,565         15,882
    Actual return on plan assets                        (43,225)       (24,167)
    Net amortization and deferral                        19,967          6,336
                                                         ------         ------

    Net pension cost                                  $ (1,902)**      $ 2,507*
                                                         =====          ======

* In addition, a cost of $15,896,000 was recognized under SFAS No. 88 as a result of special termination benefits provided under the Pension Plan.
** In addition, a credit of $2,724,000 was recognized under SFAS No. 88 as a curtailment gain resulting from a 1996 voluntary early retirement program.

Assumptions used to determine pension costs were:
    Discount rate                                  7.75%             7.25%
    Average wage increase                          4.50%             4.50%
    Return on plan assets                         11.00%             9.00%

                              THE UNITED ILLUMINATING COMPANY

                                                           DECEMBER 31, 1997            DECEMBER 31, 1996
                                                           -----------------            -----------------
                                                        QUALIFIED  NON-QUALIFIED      QUALIFIED  NON-QUALIFIED
                                                            PLAN       PLANS             PLAN        PLANS
                                                            ----       -----             ----        -----
                                                                                (000's)
The funded status and amounts recognized in the balance
 sheet are as follows:
    Actuarial present value of benefit obligations:
    Vested benefit obligation                             $184,055      $4,716          $165,919      $4,512
                                                           =======       =====           =======       =====

    Accumulated benefit obligation                        $192,556      $4,720          $174,253      $4,512
                                                           =======       =====           =======       =====

    Reconciliation of accrued pension liability:
       Projected benefit obligation                       $254,192      $5,353          $227,631      $5,152
       Less fair value of plan assets                     (243,739)         -            208,863          -
                                                           -------       -----           -------       -----
       Projected benefit greater than plan assets           10,453       5,353            18,768       5,152
       Unrecognized prior service cost                      (4,217)        (68)           (5,078)        (81)
       Unrecognized net gain (loss) from past experience    19,272         (13)           21,038         (28)
       Unrecognized net asset (obligation)
         at date of initial application                      8,446         (77)            9,554        (120)
                                                           -------       -----           -------       -----

       Accrued pension liability                          $ 33,954      $5,195          $ 44,282      $4,923
                                                           =======       =====           =======       =====

Assumptions used in estimating benefit obligations:
    Discount rate                                            7.25%       7.25%             7.75%       7.75%
    Average wage increase                                    4.50%       4.50%             4.50%       4.50%


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

     For funding purposes, the Company established a Voluntary Employees' Benefit Association Trust (VEBA) to fund OPEB for union employees who retire on or after January 1, 1994. Approximately 46% of the Company's employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes. The Company established a 401(h) account in connection with the qualified pension plan to fund OPEB for non-union employees who retire on or after January 1, 1994. The funding policy assumes contributions to these trust funds to be the total OPEB expense calculated under SFAS No. 106, adjusted to reflect a share of amounts expensed as a result of voluntary early retirement programs minus pay-as-you-go benefit payments for pre-January 1, 1994 retirees, allocated in a manner that minimizes current income tax liability, without exceeding maximum tax deductible limits. In accordance with this policy, the Company contributed approximately $3.1 million, $3.8 million and $0 to the union VEBA in 1995, 1996 and 1997, respectively. The Company contributed $0, $0.9 million and $1.7 million to the 401(h) account in 1995, 1996 and 1997, respectively. Plan assets for both the union VEBA and 401(h) account consist primarily of equity and fixed-income securities.

                              THE UNITED ILLUMINATING COMPANY

     The components of the net cost of OPEB were as follows:

                                                    1997                1996
                                                    ----                ----
                                                            (000's)
          Service cost                              $ 925              $1,379
          Interest cost                             2,434               2,524
          Actual return on plan assets             (3,836)             (1,838)
          Amortizations and deferrals - net         3,527               2,359
                                                    -----               -----
          Net Cost of Postretirement Benefit       $3,050**            $4,424*
                                                    =====               =====

* In addition, a cost of $4,126,000 was recognized as a result of special termination programs.

** Includes a credit of $186,000 recognized under SFAS No. 88 as a curtailment gain resulting from a 1996 voluntary early retirement program.

     Assumptions used to determine OPEB costs were:

           Discount rate                         7.75%        7.25%
           Health Care Cost Trend Rate           5.50%        5.50%
           Return on plan assets                11.00%        8.50%

A one percentage point increase in the assumed health care cost trend rate would have increased the aggregate service cost and interest cost components of the 1997 net cost of periodic postretirement benefit by approximately $400,000 and would increase the accumulated postretirement benefit obligation for health care benefits by approximately $3,000,000.

     The following table reconciles the funded status of the plan with the amount recognized in the Consolidated Balance Sheet as of December 31, 1997 and 1996:
                                                          1997          1996
                                                          ----          ----
                                                                (000's)
  Accumulated Postretirement Benefit Obligation:
   Retirees and dependents                              $22,847       $22,614
   Fully eligible active plan participants                  299           929
   Other active plan participants                        11,966        12,677
                                                         ------        ------
  Total Accumulated Postretirement Benefit Obligation    35,112        36,220

  Plan assets at fair value                              21,168        16,720
                                                         ------        ------
 Accumulated Postretirement Benefit Obligation in
    Excess of Plan Assets                                13,944        19,500

  Unrecognized net gain (loss)                            6,380         2,731
  Unamortized transition obligation                     (17,537)      (19,443)
                                                         ------        ------

  Accrued Postretirement Benefit Obligation             $ 2,787       $ 2,788
                                                         ======        ======

     The weighted average discount rates used to measure the accumulated postretirement benefit obligation at December 31, 1997 and 1996 were 7.25% and 7.75%, respectively.

     The Company has an Employee Savings Plan (401(k) Plan) in which substantially all employees are eligible to participate. The 401(k) Plan enables employees to defer receipt of up to 15% of their compensation and to invest such

                              THE UNITED ILLUMINATING COMPANY
funds in a number of investment alternatives. The Company makes matching contributions in the form of Company common stock for each employee. During 1995 and the first five months of 1996, the matching contributions were made into the 401(k) Plan. Beginning in June 1996, the matching contributions were made into the Employee Stock Ownership Plan (ESOP). The Company's matching contributions to the 401(k) Plan during 1995 and the first five months of 1996 were $1.6 million and $0.8 million, respectively. In June 1996, all shares of the Company's common stock in the 401(k) Plan were transferred to the ESOP.

     The Company has an ESOP for substantially all its employees. In June 1996, the Company began making matching contributions to the ESOP based on each employee's salary deferrals in the 401(k) Plan. The matching contribution currently equals fifty cents for each dollar of the employee's compensation deferred, but is not more than three and three-eighths percent of the employee's annual salary. The Company's matching contributions to the ESOP during the period June 1996 - December 1996 and the year 1997 were $0.8 million and $1.7 million, respectively.

     The Company pays dividends on the shares of stock in the ESOP to the participant and the Company receives a tax deduction on the dividends paid. The participant is given the option of reinvesting the dividends into the ESOP, as an after-tax contribution. The Company also makes an annual contribution to the ESOP equal to 25% of the dividends paid to each participant. The Company's annual contributions during 1997, 1996 and 1995 were $417,000, $324,000 and $192,000, respectively.

(I)  JOINTLY OWNED PLANT

     At December 31, 1997, the Company had the following interests in jointly owned plants:

                                OWNERSHIP/
                                LEASEHOLD        PLANT IN         ACCUMULATED
                                  SHARE          SERVICE          DEPRECIATION
                                ---------        --------         ------------
                                                        (Millions)
      Seabrook Unit 1            17.5 %            $650              $131
      Millstone Unit 3            3.685             135                59
      New Haven Harbor Station   93.7               143                74

     The Company's share of the operating costs of jointly owned plants is included in the appropriate expense captions in the Consolidated Statement of Income.

(J)  UNAMORTIZED CANCELLED NUCLEAR PROJECT

     From December 1984 through December 1992, the Company had been recovering its investment in Seabrook Unit 2, a partially constructed nuclear generating unit that was cancelled in 1984, over a regulatory approved ten-year period without a return on its unamortized investment. In the Company's 1992 rate decision, the DPUC adopted a proposal by the Company to write off its remaining investment in Seabrook Unit 2, beginning January 1, 1993, over a 24-year period, corresponding with the flowback of certain Connecticut Corporation Business Tax
(CCBT) credits. Such decision will allow the Company to retain the Seabrook Unit 2/CCBT amounts for ratemaking purposes, with the accumulated CCBT credits not deducted from rate base during the 24-year period of amortization in recognition of a longer period of time for amortization of the Seabrook Unit 2 balance. As a result of reducing its remaining unamortized investment in Seabrook Unit 2 with proceeds from the sale of certain Seabrook Unit 2 equipment, the Company expects to completely amortize its unamortized investment in the year 2008.

                              THE UNITED ILLUMINATING COMPANY

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

     The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million of fossil fuel purchases. Under this agreement, the financing entity may acquire and/or store natural gas, coal and fuel oil for sale to the Company, and the Company may purchase these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to March 1999. At December 31, 1997, approximately $28.1 million of fossil fuel purchases were being financed under this agreement.

     The Company also has lease arrangements for data processing equipment, office equipment, vehicles and office space, including the lease of a distribution service facility, which is recognized as a capital lease. The gross amount of assets recorded under capital leases and the related obligations of those leases as of December 31, 1997 are recorded on the balance sheet.

     Future minimum lease payments under capital leases, excluding the Seabrook sale/leaseback transaction, which is being treated as a long-term financing, are estimated to be as follows:

                                                            (000's)

             1998                                           $ 1,715
             1999                                             1,696
             2000                                             1,696
             2001                                             1,696
             2002                                             1,696
             After 2002                                      17,695
                                                             ------
       Total minimum capital lease payments                  26,194
           Less:  Amount representing interest                9,001
                                                             ------
       Present value of minimum capital lease payments      $17,193
                                                             ======

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

     Operating  leases,   which  are  charged  to  operating  expense,   consist
principally of a large number of small, relatively short-term, renewable agreements for a wide variety of equipment. In addition, the Company has an operating lease for its corporate headquarters. Future minimum lease payments under this lease are estimated to be as follows:

                                                         (000's)

                    1998                               $  6,125
                    1999                                  6,426
                    2000                                  6,524
                    2001                                  6,837
                    2002                                  8,168
                    2003-2012                           100,334
                                                        -------
                          Total                        $134,414
                                                        =======

                              THE UNITED ILLUMINATING COMPANY

     Rental payments charged to operating expenses in 1997, 1996 and 1995, including rental payments for its corporate headquarters, were $12.2 million, $12.8 million and $11.5 million, respectively.

(L)  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM

     The Company's continuing capital expenditure program is presently estimated at approximately $170.0 million, excluding AFUDC, for 1998 through 2002.

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

     The NRC requires each nuclear generating unit to obtain property insurance coverage in a minimum amount of $1.06 billion and to establish a system of prioritized use of the insurance proceeds in the event of a nuclear incident. The system requires that the first $1.06 billion of insurance proceeds be used to stabilize the nuclear reactor to prevent any significant risk to public health and safety and then for decontamination and cleanup operations. Only following completion of these tasks would the balance, if any, of the segregated insurance proceeds become available to the unit's owners. For each of the three nuclear generating units in which the Company has an interest, the Company is required to pay its ownership and/or leasehold share of the cost of purchasing such insurance. Although each of these units has purchased $2.75 billion of property insurance coverage, representing the limits of coverage currently available from conventional nuclear insurance pools, the cost of a nuclear incident could exceed available insurance proceeds. Under those circumstances, the nuclear insurance pools that provide this coverage may levy assessments against the insured owner companies if pool losses exceed the accumulated funds available to the pool. The maximum potential assessments against the Company with respect to losses occurring during current policy years are approximately $5.0 million.

OTHER COMMITMENTS AND CONTINGENCIES

                               CONNECTICUT YANKEE

     On December 4, 1996, the Board of Directors of the Connecticut Yankee Atomic Power Company (Connecticut Yankee) voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. The Company has a 9.5% stock ownership share in Connecticut Yankee and had relied on the Connecticut Yankee Unit for approximately 3.7% of the Company's 1995 total generating resources. The power purchase contract under which the Company has purchased its 9.5% entitlement to the Connecticut Yankee Unit's power output permits Connecticut Yankee to recover 9.5% of all of its costs from UI. Connecticut Yankee has filed

                              THE UNITED ILLUMINATING COMPANY
revised decommissioning cost estimates and amendments to the power contracts with its owners with the Federal Energy Regulatory Commission (FERC). The estimate of the sum of future payments for the closing, decommissioning and recovery of the remaining investment in the Connecticut Yankee Unit is approximately $606 million at December 31, 1997. Based on regulatory precedent, Connecticut Yankee believes it will continue to collect from its owners its decommissioning costs, the unrecovered investment in the Connecticut Yankee Unit and other costs associated with the permanent shutdown of the Connecticut Yankee Unit. UI expects that it will continue to be allowed to recover all
FERC-approved costs from its customers through retail rates. The Company's estimate of its remaining share of costs, including decommissioning, less return of investment (approximately $10.5 million) and return on investment (approximately $6.3 million) at December 31, 1997, is approximately $40.8 million. This estimate, which is subject to ongoing review and revision, has been recorded by the Company as a regulatory asset and an obligation on the Consolidated Balance Sheet.

                                  HYDRO-QUEBEC

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which the Company has a 5.75% participating share, has a 690 megawatt equivalent capacity value; and Phase II, in which the Company has a 5.45% participating share, increased the equivalent capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. Additionally, the Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of December 31, 1997, the Company's guarantee liability for this debt was approximately $7.4 million.

                                 PROPERTY TAXES

     On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. On May
7, 1994,  the Company  received a  "Certificate  of  Correction....to  correct a clerical omission or mistake" from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994, generating tax claims of approximately $3.5 million. On March 1, 1995, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1995-1996, which notices purport to increase said assessed value by approximately 48% over the valuation declared by the Company, generating tax claims of approximately $3.5 million. On May 11, 1995, the Company received notices of assessment changes relative to the assessed values of the Company's personal property for the tax years 1992-1993 and 1993-1994, which notices purport to increase said assessed values by approximately 45% and 49%, respectively, over the valuations declared by the Company, generating tax claims of approximately $4.1 million and $3.5 million, respectively. On March 8, 1996, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1996-1997, which notices purport to increase said assessed value by approximately 57% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.8 million. On March 7, 1997, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1997-1998, which notices purport to increase said assessed value by approximately 54% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.7 million. The
Company is vigorously contesting each of these actions by the City's tax assessor. In January 1996, the Connecticut Superior Court granted the Company's motion for summary judgment against the City relative to the earliest tax year at issue, 1991-1992, ruling that, after January 31, 1992, the tax assessor had no statutory authority to revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. This Superior Court decision, which would also have been applicable to and defeated the assessor's valuation increases for

                              THE UNITED ILLUMINATING COMPANY
the two subsequent tax years, 1992-1993 and 1993-1994, was appealed by the City. On April 11, 1997, the Connecticut Supreme Court reversed the Superior Court's decisions in this and two other companion cases involving other taxpayers, ruling that the tax assessor had a three-year period in which to audit and revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. It is currently anticipated that all of the pending cases for all of the tax years in dispute will now be scheduled for trial in the Superior Court relative to the Company's claim that the tax assessor's increases in personal property tax assessments for the three earliest years were unlawful for other reasons and relative to the vigorously contested issue, for all of the tax years, as to the reasonableness of the tax assessor's valuation method, both as to amount and methodology. It is the present opinion of the Company that the ultimate outcome of this dispute will not have a significant impact on the long-term financial position of the Company. The Company would seek permission from the DPUC to recover from its retail customers the expense of any adverse court decision or settlement.

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

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

     The Company has estimated that the total cost of decontaminating and demolishing its Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $8.3 million had been incurred as of December 31, 1997, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 DPUC retail rate decision, beginning January 1, 1993, the Company has been recovering through retail rates $1.075 million of the remediation costs per year. The remediation costs, property value and recovery from customers will be subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

     The Company is presently remediating an area of PCB contamination at its English Station generating site, including repair and/or replacement of approximately 560 linear feet of sheet piling. The total cost of the remediation and sheet piling repair is presently estimated at $3.5 million, and the Company plans to repair/replace a major portion of the remaining sheet piling at this location at an estimated cost of $6 million.

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

     Costs associated with nuclear plant operations include amounts for disposal of nuclear wastes, including spent fuel, and for the ultimate decommissioning of the plants. Under the Nuclear Waste Policy Act of 1982, the federal Department of Energy (DOE) is required to design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel. The Act requires the DOE to provide, beginning in 1998, for the disposal of spent nuclear fuel and high level radioactive waste from commercial nuclear plants through contracts with the owners and generators of such waste; and the DOE has established disposal fees that are being paid to the federal government by electric utilities owning or operating nuclear generating units. In return for payment of the prescribed fees, the federal government was required to take title to and dispose of the utilities' high level wastes and spent nuclear fuel beginning no later than January 1998. However, the DOE has announced that its first high level waste repository will

                              THE UNITED ILLUMINATING COMPANY
not be in operation earlier than 2010 and possibly not earlier than 2013, notwithstanding the DOE's statutory and contractual responsibility to begin disposal of high-level radioactive waste and spent fuel beginning not later than January 31, 1998.

     The DOE also announced that, absent a repository, the DOE has no statutory obligation to begin taking high level wastes and spent nuclear fuel for disposal by January 1998. However, numerous utilities and states have obtained a judicial declaration that the DOE has a statutory responsibility to take title to and dispose of high level wastes and spent nuclear fuel beginning in January 1998, and that the contracts between the DOE and the plant owners and generators of such waste will provide a potentially adequate remedy for the latter if the DOE fails to fulfill its contractual obligations by that date. The DOE is contesting these judicial declarations; and it is unclear at this time whether the United States Congress will enact legislation to address spent fuel/high level waste disposal issues.

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

     Disposal  costs for  low-level  radioactive  wastes  (LLW) that result from operation or decommissioning of nuclear generating units have increased significantly in recent years and may continue to rise. The cost increases are a function of increased packaging and transportation costs, and higher fees and surcharges imposed by the disposal facilities. Currently, the Chem Nuclear LLW facility at Barnwell, South Carolina, is open to the Connecticut Yankee Unit, Millstone Unit 3, and Seabrook Unit 1 for disposal of LLW. The Envirocare LLW facility at Clive, Utah, is also open to these generating units for portions of their LLW. All three units have contracts in place for LLW disposal at these disposal facilities.

     Because access to LLW disposal may be lost at any time, Millstone Unit 3 and Seabrook Unit 1 have storage plans that will allow on-site retention of LLW for at least five years in the event that disposal is interrupted. The Connecticut Yankee Unit, which has been retired from commercial operation, has a similar storage program, although disposal of its LLW will take place in connection with its decommissioning.

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

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $473 million (in 1998 dollars) as the decommissioning cost estimate for Seabrook

                              THE UNITED ILLUMINATING COMPANY

Unit 1, of which the Company's share would be approximately $83 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during 1997 was $1.9 million. UI's share of the fund at December 31, 1997 was approximately $12.4 million.

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The current decommissioning cost estimate for Millstone Unit 3 is $557 million (in 1998 dollars), of which the Company's share would be approximately $21 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to a decommissioning trust fund managed by Northeast Utilities (NU). UI's share of the Millstone Unit 3 decommissioning payments made during 1997 was $487,000. UI's share of the fund at December 31, 1997 was approximately $5.1 million. The decommissioning trust fund for the Connecticut Yankee Unit is also managed by NU. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $2.1 million were funded by UI during 1997, and UI's share of the fund at December 31, 1997 was $24.9 million. The current decommissioning cost estimate for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit commencing in 1997, is $456 million, of which UI's share would be $43 million.

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

                              THE UNITED ILLUMINATING COMPANY

(O)  FAIR VALUE OF FINANCIAL INSTRUMENTS (1)

     The estimated fair values of the Company's financial instruments are as follows:

                                               1997                  1996
                                               ----                  ----
                                      CARRYING     FAIR      CARRYING     FAIR
                                       AMOUNT      VALUE      AMOUNT      VALUE
                                      --------     -----     --------     -----
                                             (000's)                (000's)
Cash and temporary cash investments   $32,002    $32,002    $ 6,394     $ 6,394

Long-term debt (2)(3)(4)             $620,457   $624,192   $652,767    $655,582

(1) Equity investments were not valued because they were not considered to be material.

(2)  Excludes the obligation under the Seabrook Unit 1 sale/leaseback agreement.

(3) The fair market value of the Company's long-term debt is estimated by brokers based on market conditions at December 31, 1997 and 1996, respectively.

(4)  See Note (B), Capitalization - Long-Term Debt.

                              THE UNITED ILLUMINATING COMPANY

(P)  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Selected quarterly financial data for 1997 and 1996 are set forth below:

                        OPERATING          OPERATING              NET              EARNINGS PER SHARE OF
QUARTER                 REVENUES            INCOME               INCOME              COMMON STOCK(1)
-------                 ---------          ---------             ------            ---------------------
                         (000's)            (000's)              (000's)           Basic         Diluted
                                                                                   -----         -------

1997

     First              $180,325             $22,150              $7,710            $ .54           $.54
     Second(2)(3)        163,774              22,692               8,542              .61            .61
     Third               196,563              38,351              23,402             1.68           1.68
     Fourth              169,605              21,380               6,137              .44            .44

1996

     First(4)           $170,860             $29,042             $11,721            $ .82          $ .82
     Second(4)(5)        168,790              25,871               8,883              .75            .75
     Third(4)            209,167              34,466              17,904             1.27           1.26
     Fourth(6)           177,203              19,756                 588              .04            .04

                                                   ------------------

(1)  Based on weighted average number of shares outstanding each quarter.

(2) Operating income, net income and earnings per share for the second quarter of 1997 included an after-tax credit of $6.7 million, or $.48 per share, to provide for the cumulative tax benefits associated with future fossil generation decommissioning.

(3) Operating income, net income and earnings per share for the second quarter of 1997 included an after-tax charge of $4.1 million, or $.30 per share, to record additional amortization of conservation and load management costs.

(4) Operating income, net income and earnings per share for the first, second and third quarters of 1996 included after-tax charges of $4.2 million, or $.30 per share, $0.5 million, or $.03 per share and $8.7 million, or $.62 per share, respectively, for early retirement and voluntary separation programs.

(5) Operating income, net income and earnings per share for the second quarter of 1996 included an after-tax charge of $0.8 million, or $.06 per share, for the cumulative loss on an office space sublease.

(6) Net income and earnings per share for the fourth quarter of 1996 included an after-tax charge of $2.6 million, or $.18 per share, for losses associated with the Company's unregulated subsidiaries.

                        REPORT OF INDEPENDENT ACCOUNTANTS


January 26, 1998


To the Shareowners and Board of Directors of The United Illuminating Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of retained earnings present fairly, in all material respects, the consolidated financial position of The United Illuminating Company and its subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


January 26, 1998


To the Board of Directors
of The United Illuminating Company

Our audits of the consolidated financial statements referred to in our report dated January 26, 1998 appearing on page 79 of the 1997 Annual Report on Form 10-K also included an audit of the Financial Statement Schedule on page S-1 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP

                        [Letterhead of Coopers & Lybrand]

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Shareowners and Directors of
  The United Illuminating Company:

We have audited the consolidated balance sheet of The United Illuminating Company as of December 31, 1995, and the related consolidated statements of income, retained earnings and cash flows for the year then ended and the consolidated financial statement schedule for the year ended December 31, 1995 (page S-1). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The United Illuminating Company as of December 31, 1995, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.


Hartford, Connecticut
January 29, 1996

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Previously reported. See Current Report (Form 8-K, dated December 15, 1995 (amended January 2, 1996 and January 18, 1996)).


                                    PART III

Item 10.  Directors and Executive Officers of the Company.

     The information appearing under the captions "NOMINEES FOR ELECTION AS DIRECTORS" AND "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's definitive Proxy Statement, dated March 27, 1998 for the Annual Meeting of the Shareholders to be held on May 20, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission on or about March 27, 1998, is incorporated by reference in partial answer to this item. See also "EXECUTIVE OFFICERS OF THE COMPANY", following Part I, Item 4 herein.

Item 11.  Executive Compensation.

     The information appearing under the captions "EXECUTIVE COMPENSATION," "STOCK OPTION EXERCISES IN 1997 AND YEAR-END OPTION VALUES," "RETIREMENT PLANS," "BOARD OF DIRECTORS COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE REPORT ON EXECUTIVE COMPENSATION," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "DIRECTOR COMPENSATION" and "SHAREOWNER RETURN PRESENTATION" in the Company's definitive Proxy Statement, dated March 27, 1998, for the Annual Meeting of the Shareholders to be held on May 20, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission on or about March 27, 1998, is incorporated by reference in answer to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information appearing under the captions "PRINCIPAL SHAREOWNERS" and "STOCK OWNERSHIP OF DIRECTORS AND OFFICERS" in the Company's definitive Proxy Statement, dated March 27, 1998 for the Annual Meeting of the Shareholders to be held on May 20, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission on or about March 27, 1998, is incorporated by reference in answer to this item.

Item 13.  Certain Relationships and Related Transactions.

     Since January 1, 1997, there has been no transaction, relationship or indebtedness of the kinds described in Item 404 of Regulation S-K.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed as a part of this report:

      Financial Statements (see Item 8):

         Consolidated statement of income for the years ended December 31, 1997, 1996 and 1995

         Consolidated statement of cash flows for the years ended December 31, 1997, 1996 and 1995

         Consolidated balance sheet, December 31, 1997, 1996 and 1995

         Consolidated statement of retained earnings for the years ended
           December 31, 1997, 1996 and 1995

         Notes to consolidated financial statements

         Reports of independent accountants


      Financial Statement Schedule (see S-1)

         Schedule II - Valuation and qualifying accounts for the years ended December 31, 1997, 1996 and 1995.

Exhibits:

     Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, certain of the following listed exhibits, which are annexed as exhibits to previous statements and reports filed by the Company, are hereby incorporated by reference as exhibits to this report. Such statements and reports are identified by reference numbers as follows:

(1)  Filed with Annual  Report  (Form 10-K) for fiscal year ended  December  31,
     1995.

(2) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 1995.

(3) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 1996.

(4) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 1997.

(5)  Filed with Registration Statement No. 2-60849, effective July 24, 1978.

(6)  Filed with Annual  Report  (Form 10-K) for fiscal year ended  December  31,
     1996.

(7)  Filed with Registration Statement No. 33-40169, effective August 12, 1991.

(8)  Filed with Registration Statement No. 33-35465, effective August 1, 1990.

(9) Filed with Amendment No. 1 to Registration Statement No. 33-55461, effective October 31, 1994.

(10) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 1995.

(11) Filed with Registration Statement No. 2-57275, effective October 19, 1976.

(12) Filed with Annual  Report  (Form 10-K) for fiscal year ended  December  31,
     1995.

(13) Filed with Registration Statement No. 2-66518, effective February 25, 1980.

(14) Filed with Annual  Report  (Form 10-K) for fiscal year ended  December  31,
     1991.

(15) Filed with Registration Statement No. 2-49669, effective December 11, 1973.

(16) Filed with Annual  Report  (Form 10-K) for fiscal year ended  December  31,
     1993.

(17) Filed with Registration Statement No. 2-54876, effective November 19, 1975.

(18) Filed with Registration Statement No. 2-52657, effective February 6, 1975.

(19) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 1997.

(20) Filed with Annual  Report  (Form 10-K) for fiscal year ended  December  31,
     1992.

(21) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 1997.

(22) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 1994.

(23) Filed March 29, 1996, with proxy material for the Annual Meeting of the Shareowners.

     The exhibit number in the statement or report referenced is set forth in the parenthesis following the description of the exhibit. Those of the following exhibits not so identified are filed herewith.


Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
-------       -------      ---------                 -----------

    (3)         3.1a         (1)      Copy of Restated  Certificate  of  Incorporation  of The United  Illuminating
                                       Company, dated January 23, 1995.   (Exhibit 3.1)
    (3)         3.1b         (2)      Copy of  Certificate  Amending  Certificate  of  Incorporation  By  Action of
                                       Board of Directors, dated August 4, 1995.   (Exhibit 3.1b)
    (3)         3.1c         (3)      Copy of  Certificate  Amending  Certificate  of  Incorporation  by  Action of
                                       Board of Directors, dated July 16, 1996.   (Exhibit 3.1c)
    (3)         3.1d         (4)      Copy of  Certificate  Amending  Certificate  of  Incorporation  By  Action of
                                       Board of Directors, dated December 11, 1996.   (Exhibit 3.1d)
    (3)         3.2a         (5)      Copy of Bylaws of The United Illuminating Company.   (Exhibit 2.3)
    (3)         3.2b         (6)      Copy  of  Article  II,  Section  2,  of  Bylaws  of The  United  Illuminating
                                       Company, as amended March 26, 1990, amending Exhibit 3.2a.   (Exhibit 3.2b)
    (3)         3.2c         (6)      Copy of Article V, Section 1, of Bylaws of The United  Illuminating  Company,
                                       as amended April 22, 1991, amending Exhibit 3.2a.   (Exhibit 3.2c)
    (4)         4.1          (7)      Copy of Indenture,  dated as of August 1, 1991, from The United  Illuminating
                                       Company to The Bank of New York, Trustee.   (Exhibit 4)
(4),(10)        4.2          (8)      Copy  of  Participation  Agreement,   dated  as  of  August  1,  1990,  among
                                       Financial  Leasing  Corporation,  Meridian  Trust  Company,  The Bank of New
                                       York and The United  Illuminating  Company.  (Exhibits  4(a)  through  4(h), inclusive, Amendment Nos. 1 and 2).
    (4)         4.3a         (9)      Copy of form of Amended and  Restated  Agreement  of Limited  Partnership  of
                                       United Capital Funding Partnership L.P.   (Exhibit 4(c))
    (4)         4.3b        (10)      Copy of Action of The United  Illuminating  Company,  as  General  Partner of
                                       United Capital Funding  Partnership  L.P.,  relating to the 9 5/8% Preferred
                                       Capital  Securities,  Series A,  of United Capital Funding  Partnership L.P.
                                       (Exhibit 4(b))
    (4)         4.3c         (9)      Copy of form of  Indenture,  dated  as of  April 1,  1995,  from  The  United
                                       Illuminating Company to The Bank of New York, as Trustee.   (Exhibit 4(e))
    (4)         4.3d        (10)      Copy of First  Supplemental  Indenture,  dated as of April 1,  1995,  between
                                       The  United  Illuminating  Company  and  The  Bank  of  New  York,  Trustee,
                                       supplementing Exhibit 4.3c.   (Exhibit 4(d))
    (4)         4.3e         (9)      Copy of form of Payment and  Guarantee  Agreement of The United  Illuminating
                                       Company, dated as of April 1, 1995.   (Exhibit 4(j))
   (10)        10.1         (11)      Copy of Stockholder  Agreement,  dated as of July 1, 1964,  among the various stockholders  of  Connecticut  Yankee  Atomic Power  Company,  including The
                                       United Illuminating Company.   (Exhibit 5.1-1)
   (10)        10.2a        (11)      Copy  of  Power  Contract,  dated  as of July 1,  1964,  between  Connecticut
                                       Yankee   Atomic  Power   Company  and  The  United   Illuminating   Company.
                                       (Exhibit 5.1-2)
   (10)        10.2b        (12)      Copy of  Additional  Power  Contract,  dated as of April  30,  1984,  between
                                       Connecticut  Yankee  Atomic  Power  Company  and  The  United   Illuminating
                                       Company.
   (10)        10.2c         (6)      Copy of  1987  Supplementary  Power  Contract,  dated  as of  April 1,  1987,
                                       supplementing Exhibits 10.2a and 10.2b.   (Exhibit 10.2c)
   (10)        10.2d         (6)      Copy of 1996 Amendatory  Agreement,  dated as of December 4,  1996,  amending
                                       Exhibits 10.2b and 10.2c.   (Exhibit 10.2d)


Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
-------       -------      ---------                 -----------

   (10)        10.2e         (6)      Copy  of  First  Supplement  to  1996  Amendatory  Agreement,   dated  as  of
                                       February 10, 1997, supplementing Exhibit 10.2d.   (Exhibit 10.2e)
   (10)        10.3         (11)      Copy of Capital  Funds  Agreement,  dated as of  September  1, 1964,  between
                                       Connecticut  Yankee  Atomic  Power  Company  and  The  United   Illuminating
                                       Company.   (Exhibit 5.1-3)
   (10)        10.4a        (11)      Copy of Connecticut  Yankee  Transmission  Agreement,  dated as of October 1,
                                       1964,  among the various  stockholders  of  Connecticut  Yankee Atomic Power
                                       Company, including The United Illuminating Company.   (Exhibit 5.1-4)
   (10)        10.4b        (13)      Copy of  Agreement  Amending  and Revising  Connecticut  Yankee  Transmission
                                       Agreement,  dated  as of July 1,  1979,  amending  Exhibit  10.4a.  (Exhibit
                                       5.1-7)
   (10)        10.5          (5)      Copy of Capital  Contributions  Agreement,  dated  October 16, 1967,  between
                                       The  United  Illuminating   Company  and  Connecticut  Yankee  Atomic  Power
                                       Company.   (Exhibit 5.1-5)
   (10)        10.6a        (14)      Copy of NEPOOL  Power Pool  Agreement,  dated as of  September  1,  1971,  as
                                       amended to November 1, 1988.   (Exhibit 10.6a)
   (10)        10.6b        (15)      Copy of Agreement Setting Out Supplemental  NEPOOL  Understandings,  dated as
                                       of April 2, 1973.   (Exhibit 5.7-10)
   (10)        10.6c        (14)      Copy of  Amendment  to NEPOOL  Power Pool  Agreement,  dated as of  March 15,
                                       1989, amending Exhibit 10.6a.   (Exhibit 10.6c)
   (10)        10.6d        (14)      Copy of Agreement  Amending NEPOOL Power Pool Agreement,  dated as of October
                                       1, 1990, amending Exhibit 10.6a.   (Exhibit 10.6d)
   (10)        10.6e        (16)      Copy  of  Agreement  Amending  NEPOOL  Power  Pool  Agreement,  dated  as  of
                                       September 15, 1992, amending Exhibit 10.6a.   (Exhibit 10.6e)
   (10)        10.6f        (16)      Copy of Agreement  Amending NEPOOL Power Pool Agreement,  dated as of June 1,
                                       1993, amending Exhibit 10.6a.   (Exhibit 10.6f)
   (10)        10.7a        (14)      Copy of Agreement  for Joint  Ownership,  Construction  and  Operation of New
                                       Hampshire  Nuclear  Units,  dated May 1, 1973,  as amended  to  February  1,
                                       1990.  (Exhibit 10.7a)
   (10)        10.7b        (17)      Copy of Transmission  Support  Agreement,  dated as of May 1, 1973, among the
                                       Seabrook Companies.   (Exhibit 5.9-2)
   (10)        10.7c         (6)      Copy  of   Twenty-third   Amendment   to  Agreement   for  Joint   Ownership,
                                       Construction  and  Operation of New  Hampshire  Nuclear  Units,  dated as of
                                       November 1, 1990, amending Exhibit 10.7a.   (Exhibit 10.7c)
   (10)        10.8a        (13)      Copy of  Sharing  Agreement  - 1979  Connecticut  Nuclear  Unit,  dated as of
                                       September  1,  1973,  among The  Connecticut  Light and Power  Company,  The
                                       Hartford  Electric Light Company,  Western  Massachusetts  Electric Company,
                                       New England Power Company, The United Illuminating  Company,  Public Service
                                       Company of New Hampshire,  Central Vermont Public Service  Company,  Montaup
                                       Electric  Company and Fitchburg Gas and Electric Light Company,  relating to
                                       a nuclear fueled generating unit in Connecticut.   (Exhibit 5.8-1)
   (10)        10.8b        (18)      Copy of  Amendment  to Sharing  Agreement - 1979  Connecticut  Nuclear  Unit,
                                       dated as of August 1, 1974, amending Exhibit 10.8a.   (Exhibit 5.9-2)
   (10)        10.8c        (11)      Copy of  Amendment  to Sharing  Agreement - 1979  Connecticut  Nuclear  Unit,
                                       dated as of December 15,  1975,  amending  Exhibit  10.8a.  (Exhibit  5.8-4,
                                       Post-effective Amendment No. 2)
   (10)        10.9a         (5)      Copy of  Transmission  Line  Agreement,  dated January 13, 1966,  between the
                                       Trustees of the Property of The New York,  New Haven and  Hartford  Railroad
                                       Company and The United Illuminating Company.   (Exhibit 5.4)

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
-------       -------      ---------                 -----------

   (10)        10.9b        (14)      Notice,   dated  April  24,  1978,  of  The  United  Illuminating   Company's
                                       intention to extend term of  Transmission  Line Agreement  dated January 13,
                                       1966, Exhibit 10.9a.   (Exhibit 10.9b)
   (10)        10.9c        (14)      Copy  of  Letter  Agreement,   dated  March  28,  1985,  between  The  United
                                       Illuminating   Company  and   National   Railroad   Passenger   Corporation,
                                       supplementing and modifying Exhibit 10.9a.   (Exhibit 10.9c)
   (10)        10.9d        (19)      Copy of Notice,  dated April 22,  1997, of The United Illuminating  Company's intention to extend term of Transmission  Line Agreement,  Exhibit 10.9a, as
                                       supplemented and modified by Exhibit 10.9c.   (Exhibit 10.9d)
   (10)        10.10                  Copy of Agreement,  effective May 16, 1997,  between The United  Illuminating
                                       Company and Local 470-1, Utility Workers Union of America, AFL-CIO.
   (10)        10.11        (20)      Copy of Coal Sales  Agreement,  dated as of August 1, 1992,  between Pittston
                                       Coal  Sales  Corp.  and  The  United  Illuminating  Company.   (Confidential
                                       treatment requested)   (Exhibit 10.13)
   (10)        10.12         (6)      Copy of Fossil Fuel Supply  Agreement  between BLC Corporation and The United
                                       Illuminating Company, dated as of July 1, 1991.   (Exhibit 10.13)
   (10)        10.13*       (21)      Copy of Amended and Restated Employment  Agreement,  effective as of March 1,
                                       1997,  between  The  United  Illuminating  Company  and   Richard J. Grossi.
                                       (Exhibit 10.22)
   (10)        10.14*       (21)      Copy of Amended and Restated Employment  Agreement,  effective as of March 1,
                                       1997,  between  The  United  Illuminating   Company  and   Robert L. Fiscus.
                                       (Exhibit 10.23)
   (10)        10.15*       (21)      Copy of Amended and Restated Employment  Agreement,  effective as of March 1,
                                       1997,   between  The  United   Illuminating   Company  and   James F. Crowe.
                                       (Exhibit 10.24)
   (10)        10.16*       (21)      Copy of Employment Agreement,  dated as of March 1,  1997, between The United
                                       Illuminating Company and Albert N. Henricksen.   (Exhibit 10.25)
   (10)        10.17*       (21)      Copy of Employment Agreement,  dated as of March 1,  1997, between The United
                                       Illuminating Company and Anthony J. Vallillo.   (Exhibit 10.26)
   (10)        10.18*       (21)      Copy of Employment Agreement,  dated as of March 1,  1997, between The United
                                       Illuminating Company and Rita L. Bowlby.   (Exhibit 10.27)
   (10)        10.19*       (21)      Copy of Employment Agreement,  dated as of March 1,  1997, between The United
                                       Illuminating Company and Stephen F. Goldschmidt.   (Exhibit 10.28)
`  (10)        10.20*       (21)      Copy of Employment Agreement,  dated as of March 1,  1997, between The United
                                       Illuminating Company and James L. Benjamin.   (Exhibit 10.29)
   (10)        10.21*       (21)      Copy of Employment Agreement,  dated as of March 1,  1997, between The United
                                       Illuminating Company and Kurt D. Mohlman.   (Exhibit 10.30)
   (10)        10.22*       (21)      Copy of Employment Agreement,  dated as of March 1,  1997, between The United
                                       Illuminating Company and Charles J. Pepe.   (Exhibit 10.31)
   (10)        10.23*       (14)      Copy of Executive Incentive  Compensation  Program of The United Illuminating
                                       Company.   (Exhibit 10.24)
   (10)        10.24*       (12)      Copy of The United  Illuminating  Company 1990 Stock Option Plan,  as amended on December 20, 1993, January 24, 1994 and August 22, 1994.
   (10)        10.25*       (22)      Copy  of  The  United  Illuminating   Company  Dividend  Equivalent  Program.
                                       (Exhibit 10.20)
   (10)        10.26*       (23)      Copy of  Directors'  Deferred  Compensation  Plan of The United  Illuminating
                                       Company.
   (10)        10.27*        (3)      Copy of The United  Illuminating  Company 1996 Long Term  Incentive  Program.
                                       (Exhibit 10.21*)

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
-------       -------      ---------                 -----------

(12),(99)      12                     Statement  Showing  Computation  of Ratios of Earnings  to Fixed  Charges and
                                       Ratios of Earnings to Combined  Fixed Charges and Preferred  Stock  Dividend
                                       Requirements  (Twelve Months Ended  December 31,  1997, 1996, 1995, 1994 and
                                       1993).
   (21)        21                     List of subsidiaries of The United Illuminating Company.
   (27)        27                     Financial Data Schedule
   (28)        28.1         (20)      Copies of  significant  rate  schedules of The United  Illuminating  Company.
                                       (Exhibit 28.1)

------------------------
*Management contract or compensatory plan or arrangement.

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

(b)  Reports on Form 8-K.

        None

                           CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-50221, No. 33-50445, No. 33-55461 and No. 33-64003) of our reports dated January 26, 1998 appearing on page 79 and page 80 of The United Illuminating Company's Annual Report on Form 10-K for the year ended December 31, 1997.


/s/ Price Waterhouse LLP



New York, New York
March 3, 1998

                        [Letterhead of Coopers & Lybrand]



                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------

We consent to the incorporation by reference in the Post Effective Amendment No. 1 to the Registration Statement of The United Illuminating Company on Form S-3 (File No. 33-50221) and the Registration Statements on Form S-3 (File No. 33-50445, File No. 33-55461 and File No. 33-64003), of our report, dated January 29, 1996, on our audit of the consolidated financial statements and financial statement schedule of The United Illuminating Company as of December 31, 1995 and for the year then ended, which report is included in this Annual Report on Form 10-K.


/s/ Coopers & Lybrand L.L.P.


Hartford, Connecticut
March 2, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE UNITED ILLUMINATING COMPANY


                                        By      /s/ Richard J. Grossi
                                          --------------------------------
                                                    Richard J. Grossi
                                          Chairman of the Board of Directors
                                               and Chief Executive Officer

DATE:  MARCH 3, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                                       TITLE                     DATE
     ---------                                       -----                     ----

                                          Director, Chairman of the
                                          Board of Directors and
 /s/ Richard J. Grossi                    Chief Executive Officer            March 3, 1998
------------------------------
   (Richard J. Grossi)
 (Principal Executive Officer)

                                          Director, Vice Chairman and
 /s/ Robert L. Fiscus                     Chief Financial Officer            March 3, 1998
------------------------------
    (Robert L. Fiscus)
   (Principal Financial and
      Accounting Officer)


 /s/ John F. Croweak                      Director                           March 3, 1998
------------------------------
    (John F. Croweak)


 /s/ F. Patrick McFadden, Jr.             Director                           March 3, 1998
------------------------------
    (F. Patrick McFadden, Jr.)


 /s/ J. Hugh Devlin                       Director                           March 3, 1998
------------------------------
    (J. Hugh Devlin)


 /s/ Betsy Henley-Cohn                    Director                           March 3, 1998
------------------------------
    (Betsy Henley-Cohn)


 /s/Frank R. O'Keefe, Jr.                 Director                           March 3, 1998
------------------------------
    (Frank R. O'Keefe, Jr.)


 /s/ James A. Thomas                      Director                           March 3, 1998
------------------------------
    (James A. Thomas)


/s/ David E.A. Carson                    Director                            March 3, 1998
------------------------------
    (David E.A. Carson)


 /s/ John L. Lahey                        Director                           March 3, 1998
------------------------------
    (John L. Lahey)


 /s/ Marc C. Breslawsky                   Director                           March 3, 1998
------------------------------
    (Marc C. Breslawsky)


 /s/ Thelma R. Albright                   Director                           March 3, 1998
------------------------------
    (Thelma R. Albright)


                                                                                                 SCHEDULE II
                                                                                                 VALUATION AND
                                                                                               QUALIFYING ACCOUNTS
                         THE UNITED ILLUMINATING COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
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

RESERVE DEDUCTION FROM
  ASSET TO WHICH IT APPLIES:
    Reserve for uncollectible
      accounts:
                               1997             $2,300          $6,407             -              $6,907 (A)         $1,800
                               1996             $6,300          $9,854             -             $13,854 (A)         $2,300
                               1995             $4,900          $9,383             -              $7,983 (A)         $6,300

------------------------------------

NOTE:
   (A) Accounts written off, less recoveries.