Form 10-Q
period 1998-03-31
UNITED ILLUMINATING CO
filed 1998-05-14
CIK 101265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from              to
                                       -------------   ----------------


Commission file number 1-6788

                         THE UNITED ILLUMINATING COMPANY

             (Exact name of registrant as specified in its charter)

           Connecticut                                    06-0571640
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

157 Church Street, New Haven, Connecticut                       06506
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

                                                 Yes  X   No
                                                    -----   -----

     The number of shares outstanding of the issuer's only class of common stock, as of March 31, 1998, was 14,334,922.

                                      INDEX

                           Part I. FINANCIAL INFORMATION

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

Item 1.  Financial Statements.                                              3

         Consolidated Statement of Income for the three months ended
           March 31, 1998 and 1997.                                         3
         Consolidated Balance Sheet as of March 31, 1998 and
           December 31, 1997.                                               4
         Consolidated Statement of Cash Flows for the three months ended
           March 31, 1998 and 1997.                                         6

         Notes to Consolidated Financial Statements.                        7
           -   Statement of Accounting Policies                             7
           -   Capitalization                                               8
           -   Rate-Related Regulatory Proceedings                          9
           -   Short-term Credit Arrangements                               9
           -   Income Taxes                                                11
           -   Supplementary Information                                   12
           -   Fuel Financing Obligations and Other Lease Obligations      13
           -   Commitments and Contingencies                               13
               -  Capital Expenditure Program                              13
               -  Nuclear Insurance Contingencies                          13
               -  Other Commitments and Contingencies                      14
                  - Connecticut Yankee                                     14
                  - Hydro-Quebec                                           14
                  - Property Taxes                                         14
                  - Site Decontamination, Demolition and Remediation Costs 15
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning     15
           -   Subsequent Event                                            16

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                        17

           -   Major Influences on Financial Condition                     17
           -   Capital Expenditure Program                                 19
           -   Liquidity and Capital Resources                             20
           -   Subsidiary Operations                                       21
           -   Results of Operations                                       21
           -   Looking Forward                                             23

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                28

Item 5.  Other Information.                                                28

Item 6.  Exhibits and Reports on Form 8-K.                                 29

         SIGNATURES                                                        31

                          PART I: FINANCIAL INFORMATION
                          ITEM I: FINANCIAL STATEMENTS
                         THE UNITED ILLUMINATING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      (Thousands except per share amounts)
                                   (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                       1998               1997
                                                                       ----               ----

OPERATING REVENUES (NOTE G)                                            $162,474           $180,325
                                                                   -------------      -------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                     40,541             54,921
     Capacity purchased                                                   6,222             10,917
     Other                                                               33,309             37,290
  Maintenance                                                            11,033              9,235
  Depreciation                                                           20,806             17,092
  Amortization of cancelled nuclear project and deferred return           3,440              3,440
  Income taxes (Note F)                                                  11,487             11,315
  Other taxes (Note G)                                                   12,959             13,965
                                                                   -------------      -------------
       Total                                                            139,797            158,175
                                                                   -------------      -------------
OPERATING INCOME                                                         22,677             22,150
                                                                   -------------      -------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction                        30                204
  Other-net (Note G)                                                        445                781
  Non-operating income taxes                                                 83              1,417
                                                                   -------------      -------------
       Total                                                                558              2,402
                                                                   -------------      -------------
INCOME BEFORE INTEREST CHARGES                                           23,235             24,552
                                                                   -------------      -------------
INTEREST CHARGES
  Interest on long-term debt                                             13,523             16,372
  Interest on Seabrook obligation bonds owned by the company             (1,818)            (1,691)
  Other interest (Note G)                                                   844                766
  Allowance for borrowed funds used during construction                    (129)              (486)
                                                                   -------------      -------------
                                                                         12,420             14,961
  Amortization of debt expense and redemption premiums                      650                678
                                                                   -------------      -------------
       Net Interest Charges                                              13,070             15,639
                                                                   -------------      -------------

MINORITY INTEREST IN PREFERRED SECURITIES                                 1,203              1,203
                                                                   -------------      -------------

NET INCOME                                                                8,962              7,710
Discount on preferred stock redemptions                                       -                (19)
Dividends on preferred stock                                                 51                 51
                                                                   -------------      -------------
INCOME APPLICABLE TO COMMON STOCK                                        $8,911             $7,678
                                                                   =============      =============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                      13,987             14,101
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                    13,997             14,101

EARNINGS PER SHARE OF COMMON STOCK - BASIC AND DILUTED                    $0.64              $0.54

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                         $0.72              $0.72

                  The accompanying Notes to Consolidated Financial
            Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                             (Thousands of Dollars)

                                                            March 31,          December 31,
                                                              1998               1997*
                                                              ----               ----
                                                           (Unaudited)
Utility Plant at Original Cost
  In service                                                  $1,875,676          $1,867,145
  Less, accumulated provision for depreciation                   662,263             644,971
                                                          ---------------     ---------------
                                                               1,213,413           1,222,174

Construction work in progress                                     22,448              25,448
Nuclear fuel                                                      25,049              25,990
                                                          ---------------     ---------------
     Net Utility Plant                                         1,260,910           1,273,612
                                                          ---------------     ---------------


Other Property and Investments                                    33,119              32,451
                                                          ---------------     ---------------

Current Assets
  Cash and temporary cash investments                             16,261              32,002
  Accounts receivable
   Customers, less allowance for doubtful
     accounts of $1,800 and $1,800                                54,071              57,231
   Other                                                          24,735              27,914
  Accrued utility revenues                                        22,903              25,269
  Fuel, materials and supplies, at average cost                   22,915              19,147
  Prepayments                                                      6,365               3,397
  Other                                                               87                  67
                                                          ---------------     ---------------
     Total                                                       147,337             165,027
                                                          ---------------     ---------------

Deferred Charges
  Unamortized debt issuance expenses                               9,518               6,611
  Other                                                            4,520               5,727
                                                          ---------------     ---------------
     Total                                                        14,038              12,338
                                                          ---------------     ---------------

Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
  Income taxes due principally to book-tax differences           224,387             228,992
  Connecticut Yankee                                              49,995              51,313
  Deferred return - Seabrook Unit 1                               22,024              25,171
  Unamortized redemption costs                                    22,648              23,027
  Unamortized cancelled nuclear projects                          11,832              12,125
  Uranium enrichment decommissioning cost                          1,302               1,312
  Other                                                            6,008               6,357
                                                          ---------------     ---------------
     Total                                                       338,196             348,297
                                                          ---------------     ---------------

                                                              $1,793,600          $1,831,725
                                                          ===============     ===============

*Derived from audited financial statements

                    The accompanying Notes to Consolidated Financial
                Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)

                                                              March 31,         December 31,
                                                                1998               1997*
                                                                ----               ----
                                                            (Unaudited)
Capitalization (Note B)
  Common stock equity
    Common stock                                                 $292,006            $288,730
    Paid-in capital                                                 1,850               1,349
    Capital stock expense                                          (2,182)             (2,182)
    Unearned employee stock ownership plan equity                 (10,922)            (11,160)
    Retained earnings                                             161,047             162,226
                                                           ---------------     ---------------
                                                                  441,799             438,963
  Preferred stock                                                   4,351               4,351
  Minority interest in preferred securities                        50,000              50,000
  Long-term debt
    Long-term debt                                                737,479             746,058
    Investment in Seabrook obligation bonds                       (92,860)           (101,388)
                                                           ---------------     ---------------
      Net long-term debt                                          644,619             644,670
                                                           ---------------     ---------------

          Total                                                 1,140,769           1,137,984
                                                           ---------------     ---------------

Noncurrent Liabilities
  Connecticut Yankee contract obligation                           39,196              40,821
  Pensions accrued                                                 38,271              39,149
  Nuclear decommissioning obligation                               18,352              17,538
  Obligations under capital leases                                 16,769              16,853
  Other                                                             5,823               5,507
                                                           ---------------     ---------------
          Total                                                   118,411             119,868
                                                           ---------------     ---------------

Current Liabilities
  Current portion of long-term debt                                74,574             100,000
  Notes payable                                                    45,120              37,751
  Accounts payable                                                 42,648              68,699
  Dividends payable                                                10,140              10,051
  Taxes accrued                                                    16,085               4,166
  Interest accrued                                                 12,794              10,266
  Obligations under capital leases                                    342                 340
  Other accrued liabilities                                        34,623              37,471
                                                           ---------------     ---------------
          Total                                                   236,326             268,744
                                                           ---------------     ---------------

Customers' Advances for Construction                                1,888               1,878
                                                           ---------------     ---------------

Regulatory Liabilities  (future amounts owed to customers
                         through the ratemaking process)
  Accumulated deferred investment tax credits                      16,195              16,385
  Other                                                             2,357               2,356
                                                           ---------------     ---------------
          Total                                                    18,552              18,741
                                                           ---------------     ---------------

Deferred Income Taxes  (future tax liabilities owed              277,654             284,510
                        to taxing authorities)
Commitments and Contingencies (Note L)
                                                           ---------------     ---------------
                                                               $1,793,600          $1,831,725
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

                         THE UNITED ILLUMINATING COMPANY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                           1998         1997
                                                           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                $8,962       $7,710
                                                      ------------- ------------
  Adjustments to reconcil net income
   to net cash provided by operating activities:
     Depreciation and amortization                          21,851       18,354
     Deferred income taxes                                  (2,251)      (3,228)
     Deferred investment tax credits - net                    (190)        (190)
     Amortization of nuclear fuel                            1,265        1,568
     Allowance for funds used during construction             (159)        (690)
     Amortization of deferred return                         3,147        3,147
     Changes in:
                   Accounts receivable - net                 6,339       12,677
                   Fuel, material and supplies              (3,768)         (75)
                   Prepayments                              (2,968)       3,214
                   Accounts payable                        (26,051)     (19,143)
                   Interest accrued                          2,528        2,394
                   Taxes accrued                            11,919       10,529
                   Other assets and liabilities             (2,792)         742
                                                      ------------- ------------
     Total Adjustments                                       8,870       29,299
                                                      ------------- ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   17,832       37,009
                                                      ------------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                               4,015            -
  Long-term debt                                            99,780            -
  Notes payable                                              7,369       43,624
  Securities redeemed and retired:
    Long-term debt                                        (133,976)     (32,585)
    Preferred stock                                              -          (40)
  Discount on preferred stock redemption                         -           19
  Expense of issue                                            (800)           -
  Lease obligations                                            (82)         (76)
  Dividends
    Preferred stock                                            (51)         (52)
    Common stock                                           (10,000)     (10,153)
                                                      ------------- ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (33,745)         737
                                                      ------------- ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Plant expenditures, including nuclear fuel               (8,356)     (14,452)
   Investment in debt securities                             8,528            -
                                                      ------------- ------------
NET CASH USED IN INVESTING ACTIVITIES                          172      (14,452)
                                                      ------------- ------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                  (15,741)      23,294
BALANCE AT BEGINNING OF PERIOD                              32,002        6,394
                                                      ------------- ------------
BALANCE AT END OF PERIOD                                   $16,261      $29,688
                                                      ============= ============

CASH PAID DURING THE PERIOD FOR:
  Interest (net of amount capitalized)                     $10,626      $11,005
                                                      ============= ============
  Income taxes                                              $2,900       $3,700
                                                      ============= ============

                 The accompanying Notes to Consolidated Financial
              Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

     The consolidated financial statements of the Company and its wholly-owned subsidiary, United Resources, Inc., have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 1997. Such notes are supplemented as follows:

(A)  STATEMENT OF ACCOUNTING POLICIES

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

     The weighted average AFUDC rate applied in the first three months of 1998 and 1997 was 8.0% on a before-tax basis.

CASH AND TEMPORARY CASH INVESTMENTS

     For cash flow purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and temporary cash investments. The Company records outstanding checks as accounts payable until the checks have been honored by the banks.

NUCLEAR DECOMMISSIONING TRUSTS

     External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $645,000 and $643,000 in the first three months of 1998 and 1997, respectively, into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At March 31, 1998, the Company's shares of the trust fund balances, which included accumulated earnings on the funds, were $13.0 million and $5.4 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

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

     As of March 31, 1998, the Company had entered into swap agreements for 1998 for 950,000 barrels of fuel oil at a weighted average price of $15.821 per barrel and had call options for 350,000 barrels of fuel oil at a weighted average price of $18.56 per barrel.

                         THE UNITED ILLUMINATING COMPANY

(B)  CAPITALIZATION

     (a) COMMON STOCK

     The Company had 14,334,922 shares of its common stock, no par value, outstanding at March 31, 1998, of which 321,315 shares were unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP") and not recognized as outstanding for accounting purposes.

     In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. The Connecticut Department of Public Utility Control (DPUC) has approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 3,500 shares of stock at an exercise price of $30 per share, 7,800 shares of stock at an exercise price of $39.5625 per share, and 5,000 shares of stock at an exercise price of $42.375 per share have been granted by the Board of Directors and remained outstanding at March 31, 1998. Options to purchase 14,299 shares of stock at an exercise price of $30 per share, 54,500 shares of stock at an exercise price of $30.75 per share, 4,000 shares of stock at an exercise price of $35.625 per share, and 25,999 shares of stock at an exercise price of $39.5625 per share were exercised during the first quarter of 1998.

     The Company has entered into an arrangement under which it loaned $11.5 million to The United Illuminating Company ESOP. The trustee for the ESOP used the funds to purchase shares of the Company's common stock in open market transactions. The shares will be allocated to employees' ESOP accounts, as the loan is repaid, to cover a portion of the Company's required ESOP contributions. The loan will be repaid by the ESOP over a twelve-year period, using the Company contributions and dividends paid on the unallocated shares of the stock held by the ESOP. As of March 31, 1998, 321,315 shares, with a fair market value of $15.5 million, had been purchased by the ESOP and had not been committed to be released or allocated to ESOP participants.

     (b) RETAINED EARNINGS RESTRICTION

     The indenture under which $200 million principal amount of Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $102.9 million were free from such limitations at March 31, 1998.

     (c) PREFERRED STOCK

     In April 1998, the Company purchased at a discount on the open market, and canceled, 524 shares of its $100 par value 4.35%, Series A preferred stock. The shares, having a par value of $52,400 were purchased for $31,440, creating a net gain of $20,960.

     (e) LONG-TERM DEBT

     On January 13, 1998, the Company issued and sold $100 million principal amount of 6.25% four-year and eleven-month Notes. The yield on the Notes, which were issued at a discount, is 6.30%; and the Notes will mature on December 15, 2002. The proceeds from the sale of the Notes were used to repay $100 million principal amount of 7 3/8% Notes, which matured on January 15, 1998.

     In March 1998, the Company repurchased $33,798,000 principal amount of 6.20% Notes, at a premium of $178,000, plus accrued interest.

                         THE UNITED ILLUMINATING COMPANY

(C) RATE-REGULATED REGULATORY PROCEEDINGS

     In April 1998, Connecticut enacted Public Act 98-28, a massive and complex statute designed to restructure the State's electric utility industry. The business of generating and supplying electricity to consumers will be opened to competition and will be separated from the business of delivering electricity to consumers, beginning in the year 2000. The business of delivering electricity will remain with the incumbent franchised utility companies (including the Company). Beginning in 2000, each retail consumer of electricity in Connecticut (excluding consumers served by municipal electric systems) will be able to choose his, her or its supplier of electricity from among competing suppliers, for delivery over the wire system of the franchised electric utility (Distribution Company). Commencing no later than mid-1999, Distribution Companies will be required to separate on consumers' bills the charge for electricity generation services from the charge for delivering the electricity and all other charges. The DPUC is directed to issue an order, by August 1, 1998, relative to this "unbundling" requirement.

     A major component of Connecticut's restructuring legislation is the collection, by Distribution Companies, of a "competitive transition" assessment, a "systems benefits" charge, an "energy conservation and load management" assessment and a "renewable energy" assessment, representing costs that either have been or will be reasonably incurred by Distribution Companies to meet their public service obligations as electric companies, and that will not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery, above-market investments in power plants (stranded costs), and the costs of systems benefits and conservation programs. They will be recovered by the Distribution Companies from all consumers of electricity on a going-forward basis, commencing in 2000. Because it is expected that many fossil-fueled power plants may have market values in excess of their net historic costs, the restructuring legislation requires that, in order for a Distribution Company to recover the stranded costs associated with its power plants, its fossil-fueled plants must be auctioned prior to 2000 and the excess proceeds used to mitigate its recoverable stranded costs, and its nuclear-fueled power plants must be auctioned prior to 2004.

     Another requirement of the restructuring legislation is that, by October 1, 1998, each Distribution Company must file, for the DPUC's approval, an "unbundling plan" to transfer into one or more legally separate corporate affiliates, on or before October 1, 1999, all of its power plants that have not been sold by that date and will not be sold prior to 2000.

     On and after January 1, 2000 and until January 1, 2004, the Company will be responsible for providing a standard offer service to customers who do not choose an alternate electricity supplier. The standard offer prices, including the fully-bundled price of generation, transmission and distribution services, the competitive transition assessment, the systems benefits charge and the energy conservation and renewable energy assessments, must be 10% below the average fully-bundled prices in effect on December 31, 1996. The Company has already delivered about 4% of this decrease through rate reductions in 1997. The 1997 through 2001 rate plan agreed to between the DPUC and the Company in 1996 anticipated sufficient income in 2000 to accelerate amortization of regulatory assets of about $50 million, equivalent to about 8% of retail revenues. Substantially all of this accelerated amortization may have to be eliminated to provide for the additional standard offer price reduction requirement and added costs imposed by the restructuring legislation, although the legislation does prescribe certain bases for adjusting the price of standard offer service.

     The  Company  expects  that,  for  all  intents  and  purposes,   the  1998
restructuring legislation will take precedence over the 1996 five-year rate plan, beginning in the year 2000.

(E)  SHORT-TERM CREDIT ARRANGEMENTS

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 9, 1998. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a

                         THE UNITED ILLUMINATING COMPANY
fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by either the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of March 31, 1998, the Company had $43 million of short-term borrowings outstanding under this facility.

     In addition, as of March 31, 1998, one of the Company's indirect subsidiaries, American Payment Systems, Inc., had borrowings of $2.1 million outstanding under a bank line of credit agreement.

                             THE UNITED ILLUMINATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(F) INCOME TAXES
                                                              Three Months Ended
                                                                   March 31,
                                                              1998           1997
                                                              ----           ----
                                                                   (000's)
Income tax expense consists of:

Income tax provisions:
  Current
                    Federal                                  $10,719       $10,066
                    State                                      3,126         3,250
                                                        ------------- -------------
                      Total current                           13,845        13,316
                                                        ------------- -------------
  Deferred
                    Federal                                   (1,551)       (2,054)
                    State                                       (700)       (1,174)
                                                        ------------- -------------
                      Total deferred                          (2,251)       (3,228)
                                                        ------------- -------------

  Investment tax credits                                        (190)         (190)
                                                        ------------- -------------

     Total income tax expense                                $11,404        $9,898
                                                        ============= =============

Income tax components charged as follows:
  Operating expenses                                         $11,487       $11,315
  Other income and deductions - net                              (83)       (1,417)
                                                        ------------- -------------

     Total income tax expense                                $11,404        $9,898
                                                        ============= =============


The following table details the components
 of the deferred income taxes:
     Seabrook sale/leaseback transaction                     ($2,181)      ($2,586)
     Conservation and load management                         (2,007)         (930)
     Accelerated depreciation                                  1,534         1,459
     Tax depreciation on unrecoverable plant investment        1,212         1,232
     Pension benefits                                            600            57
     Unit overhaul and replacement power costs                  (398)       (1,203)
     Postretirement benefits                                    (102)         (144)
     Deferred fossil fuel costs                                    -          (686)
     Other - net                                                (909)         (427)
                                                        ------------- -------------

Deferred income taxes - net                                  ($2,251)      ($3,228)
                                                        ============= =============

                               THE UNITED ILLUMINATING COMPANY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(G)  SUPPLEMENTARY INFORMATION

                                                                  Three Months Ended
                                                                      March 31,
                                                               1998               1997
                                                               ----               ----
                                                                       (000's)

Operating Revenues
------------------
     Retail                                                   $146,545          $150,481
     Wholesale - capacity                                        3,426             2,257
               - energy                                         11,389            27,078
     Other                                                       1,114               509
                                                        ---------------   ---------------
          Total Operating Revenues                            $162,474          $180,325
                                                        ===============   ===============

Sales by Class(MWH's)
---------------------
    Retail
     Residential                                               488,329           498,271
     Commercial                                                564,789           540,458
     Industrial                                                265,628           269,134
     Other                                                      12,173            12,277
                                                        ---------------   ---------------
                                                             1,330,919         1,320,140
    Wholesale                                                  508,317           930,235
                                                        ---------------   ---------------
          Total Sales by Class                               1,839,236         2,250,375
                                                        ===============   ===============

Other Taxes
-----------
    Charged to:
     Operating:
        State gross earnings                                    $5,621            $5,732
        Local real estate and personal property                  5,482             6,137
        Payroll taxes                                            1,856             2,096
                                                        ---------------   ---------------
                                                                12,959            13,965
     Nonoperating and other accounts                               148                93
                                                        ---------------   ---------------
          Total Other Taxes                                    $13,107           $14,058
                                                        ===============   ===============

Other Income and (Deductions) - net
-----------------------------------
     Interest income                                              $320              $620
     Equity earnings from Connecticut Yankee                       307               446
     Earnings (Loss) from subsidiary companies                     195              (533)
     Miscellaneous other income and (deductions) - net            (377)              248
                                                        ---------------   ---------------
          Total Other Income and (Deductions) - net               $445              $781
                                                        ===============   ===============

Other Interest Charges
----------------------
     Notes Payable                                                $518              $577
     Other                                                         326               189
                                                        ---------------   ---------------
          Total Other Interest Charges                            $844              $766
                                                        ===============   ===============

                         THE UNITED ILLUMINATING COMPANY

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

     The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million of fossil fuel purchases. Under this agreement, the financing entity may acquire and/or store natural gas, coal and fuel oil for sale to the Company, and the Company may purchase these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to May 1999. At March 31, 1998, approximately $17.1 million of fossil fuel purchases were being financed under this agreement.

(L)  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM

     The Company's continuing capital expenditure program is presently estimated at $167.7 million, excluding AFUDC, for 1998 through 2002.

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

                         THE UNITED ILLUMINATING COMPANY

OTHER COMMITMENTS AND CONTINGENCIES

                               CONNECTICUT YANKEE

     On December 4, 1996, the Board of Directors of the Connecticut Yankee Atomic Power Company (Connecticut Yankee) voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. The Company has a 9.5% stock ownership share in Connecticut Yankee and had relied on the Connecticut Yankee Unit for approximately 3.7% of the Company's 1995 total generating resources. The power purchase contract under which the Company has purchased its 9.5% entitlement to the Connecticut Yankee Unit's power output permits Connecticut Yankee to recover 9.5% of all of its costs from UI. Connecticut Yankee has filed revised decommissioning cost estimates and amendments to the power contracts with its owners with the Federal Energy Regulatory Commission (FERC). The estimate of the sum of future payments for the closing, decommissioning and recovery of the remaining investment in the Connecticut Yankee Unit was approximately $606 million at December 31, 1997. Based on regulatory precedent, Connecticut Yankee believes it will continue to collect from its owners its decommissioning costs, the unrecovered investment in the Connecticut Yankee Unit and other costs associated with the permanent shutdown of the Connecticut Yankee Unit. UI expects that it will continue to be allowed to recover all FERC-approved costs from its customers through retail rates. The Company's estimate of its remaining share of costs, including decommissioning, less return of investment (approximately $10.8 million) and return on investment (approximately $6.0 million) at March 31, 1998, is approximately $39.2 million. This estimate, which is subject to ongoing review and revision, has been recorded by the Company as a regulatory asset and an obligation on the Consolidated Balance Sheet.

                                  HYDRO-QUEBEC

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which the Company has a 5.75% participating share, has a 690 megawatt equivalent capacity value; and Phase II, in which the Company has a 5.45% participating share, increased the equivalent capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. Additionally, the Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of March 31, 1998, the Company's guarantee liability for this debt was approximately $7.3 million.

                                 PROPERTY TAXES

     On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. On May
7, 1994,  the Company  received a  "Certificate  of  Correction....to  correct a clerical omission or mistake" from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994, generating tax claims of approximately $3.5 million. On March 1, 1995, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1995-1996, which notices purport to increase said assessed value by approximately 48% over the valuation declared by the Company, generating tax claims of approximately $3.5 million. On May 11, 1995, the Company received notices of assessment changes relative to the assessed values of the Company's personal property for the tax years 1992-1993 and 1993-1994, which notices purport to increase said assessed values by approximately 45% and 49%, respectively, over the valuations declared by the Company, generating tax claims of approximately $4.1 million and $3.5 million, respectively. On March 8, 1996, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1996-1997, which notices purport to increase said assessed value by approximately 57% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.8

                         THE UNITED ILLUMINATING COMPANY
million. On March 7, 1997, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1997-1998, which notices purport to increase said assessed value by approximately 54% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.7 million. The Company has vigorously contested each of these actions by the City's tax assessor. In January 1996, the Connecticut Superior Court granted the Company's motion for summary judgment against the City relative to the earliest tax year at issue, 1991-1992, ruling that, after January 31, 1992, the tax assessor had no statutory authority to revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. This Superior Court decision, which would also have been applicable to and defeated the assessor's valuation increases for the two subsequent tax years, 1992-1993 and 1993-1994, was appealed by the City. On April 11, 1997, the Connecticut Supreme Court reversed the Superior Court's decisions in this and two other companion cases involving other taxpayers, ruling that the tax assessor had a three-year period in which to audit and revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. On May 8, 1998, the City and the Company reached a comprehensive settlement of all of the Company's contested personal property tax assessments and tax bills for the tax years 1991-1992 through 1997-1998 and the Company's personal property tax assessments for the tax year 1998-1999 and subsequent years. Under the terms of this settlement, the Company will pay the City $14.025 million, subject to Superior Court approval of the settlement and conditioned on the Company receiving authorization from the DPUC to recover the settlement amount from its retail customers.

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

     The Company has estimated that the total cost of decontaminating and demolishing its Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $8.3 million had been incurred as of March 31, 1998, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 DPUC retail rate decision, beginning January 1, 1993, the Company has been recovering through retail rates $1.075 million of the remediation costs per year. The remediation costs, property value and recovery from customers will be subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

     The Company is presently remediating an area of PCB contamination at a site, bordering the Mill River in New Haven, that contains transmission facilities and deactivated generation facilities. Remediation will include the repair and/or replacement of approximately 560 linear feet of sheet piling. The total cost of the remediation and sheet piling repair is presently estimated at $15 million.

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $473 million (in 1998 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be approximately $83 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the first quarter of 1998 was $523,000. UI's share of the fund at March 31, 1998 was approximately $13.0 million.

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The current decommissioning cost estimate for Millstone Unit 3 is $557 million (in 1998 dollars), of which the Company's share would be approximately $21 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to a decommissioning trust fund managed by Northeast Utilities (NU). UI's share of the Millstone Unit 3 decommissioning

                         THE UNITED ILLUMINATING COMPANY
payments made during the first quarter of 1998 was $122,000. UI's share of the fund at March 31, 1998 was approximately $5.4 million. The decommissioning trust fund for the Connecticut Yankee Unit is also managed by NU. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $589,000 were funded by UI during the first quarter of 1998, and UI's share of the fund at March 31, 1998 was $26.8 million. The current decommissioning cost estimate for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit commencing in 1997, is $456 million, of which UI's share would be $43 million.

(Q)  SUBSEQUENT EVENT

     The Company's largest unregulated subsidiary, American Payment Systems, is in the process of investigating potential errors in its accounting records, the extent of which cannot be accurately determined at this time. It is the present opinion of the Company that any adjustments resulting from the investigation will not be material to the 1998 consolidated results of operations. The investigation should be completed during the second quarter of 1998.

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

      On December 31, 1996, the DPUC completed a financial and operational review of the Company and ordered a five-year incentive regulation plan for the years 1997 through 2001. The DPUC did not change the existing retail base rates charged to customers; but its order increased amortization of the Company's conservation and load management program investments during 1997-1998, and accelerated the recovery of unspecified regulatory assets during 1999-2001 if the Company's common stock equity return on utility investment exceeds 10.5% after recording the increased conservation and load management amortization. The order also reduced the level of conservation adjustment mechanism revenues in retail prices, provided a reduction in customer prices through a surcredit in each of the five plan years, and accepted the Company's proposal to modify the operation of the fossil fuel clause mechanism. The Company's authorized return on utility common stock equity during the period is 11.5%. Earnings above 11.5%, on an annual basis, are to be utilized one-third for customer price reductions, one-third to increase amortization of regulatory assets, and one-third retained as earnings. As a result of the DPUC's order, customer prices were required to be reduced, on average, by 3% in 1997 compared to 1996. Retail revenues actually decreased by approximately $30 million, or 4.6%, in 1997 due to customer price reductions. Also as a result of the order, customer prices are required to be reduced by an additional 1% in 2000, and another 1% in 2001, compared to 1996. By its terms, the DPUC's 1996 order should be reopened in 1998 to determine the regulatory assets to be subjected to accelerated recovery in 1999, 2000 and 2001.

     In April 1998, Connecticut enacted Public Act 98-28, a massive and complex statute designed to restructure the State's electric utility industry. The business of generating and supplying electricity to consumers will be opened to competition and will be separated from the business of delivering electricity to consumers, beginning in the year 2000. The business of delivering electricity will remain with the incumbent franchised utility companies (including the Company). Beginning in 2000, each retail consumer of electricity in Connecticut (excluding consumers served by municipal electric systems) will be able to choose his, her or its supplier of electricity from among competing suppliers, for delivery over the wire system of the franchised electric utility (Distribution Company). Commencing no later than mid-1999, Distribution Companies will be required to separate on consumers' bills the charge for electricity generation services from the charge for delivering the electricity and all other charges. The DPUC is directed to issue an order, by August 1, 1998, relative to this "unbundling" requirement.

     A major component of Connecticut's restructuring legislation is the collection, by Distribution Companies, of a "competitive transition" assessment, a "systems benefits" charge, an "energy conservation and load management" assessment and a "renewable energy" assessment, representing costs that either have been or will be reasonably incurred by Distribution Companies to meet their public service obligations as electric companies, and that will not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery, above-market investments in power plants (stranded costs), and the costs of systems benefits and conservation programs. They will be recovered by the Distribution Companies from all consumers of electricity on a going-forward basis, commencing in 2000. Because it is expected that many fossil-fueled power plants may have market values in excess of their net historic costs, the restructuring legislation requires that, in order for a Distribution Company to recover the stranded costs associated with its power plants, its fossil-fueled plants must be auctioned prior to 2000 and the excess proceeds used to mitigate its recoverable stranded and social policy costs.

     Another requirement of the restructuring legislation is that, by October 1, 1998, each Distribution Company must file, for the DPUC's approval, an "unbundling plan" to transfer into one or more legally separate corporate affiliates, on or before October 1, 1999, all of its power plants that have not been sold by that date and will not be sold prior to 2000.

     On and after January 1, 2000 and until January 1, 2004, the Company will be responsible for providing a standard offer service to customers who do not choose an alternate electricity supplier. The standard offer prices, including the fully-bundled price of generation, transmission and distribution services, the competitive transition assessment, the systems benefits charge and the energy conservation and renewable energy assessments, must be 10% below the average fully-bundled prices in effect on December 31, 1996. The Company has already delivered about 4% of this decrease through rate reductions in 1997. The DPUC's 1996 order anticipated sufficient income in 2000 to accelerate amortization of regulatory assets of about $50 million, equivalent to about 8% of retail revenues. Substantially all of this accelerated amortization may have to be eliminated to provide for the additional standard offer price reduction requirement and added costs imposed by the restructuring legislation, although the legislation does prescribe certain bases for adjusting the price of standard offer service.

     The  Company  expects  that,  for  all  intents  and  purposes,   the  1998
restructuring legislation will take precedence over the 1996 order, beginning in the year 2000.

     Currently, the Company's electric service rates are subject to regulation and are based on the Company's costs. Therefore, the Company, and most regulated utilities, are subject to certain accounting standards (Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71)) that are not applicable to other businesses in general. These accounting rules allow a regulated utility, where appropriate, to defer the income statement impact of certain costs that are expected to be recovered in future regulated service rates and to establish regulatory assets on its balance sheet for such costs. The effects of competition or a change in the cost-based regulatory structure could cause the operations of the Company, or a portion of its assets or operations, to cease meeting the criteria for application of these accounting rules. While the Company expects to continue to meet these criteria in the foreseeable future, if the Company, or a portion of its assets or operations, were to cease meeting these criteria, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs are not recoverable in that portion of the business that continues to meet the criteria for the application of SFAS No. 71. If this change in accounting were to occur, it would have a material adverse effect on the Company's earnings and retained earnings in that year and could have a material adverse effect on the Company's ongoing financial condition as well.

                           CAPITAL EXPENDITURE PROGRAM

     The Company's  1998-2002 capital expenditure  program,  excluding allowance
for  funds  used  during   construction   (AFUDC)  and  its  effect  on  certain
capital-related items, is presently budgeted as follows:

                                         1998          1999         2000        2001         2002         Total
                                         ----          ----         ----        ----         ----         -----
                                                                         (000's)
Production (1)                           $7,800      $14,000       $4,500      $2,000       $2,500       $30,800
Distribution and Transmission            26,100       23,000       21,500      15,000       15,000       100,600
Other                                     3,300        3,400        1,000       1,000        1,000         9,700
                                         ------       ------       ------      ------       ------       -------
SUBTOTAL                                 37,200       40,400       27,000      18,000       18,500       141,100

Nuclear Fuel                              8,300          800        8,500       6,000        3,000        26,600
                                         ------       ------       ------      ------       ------       -------

  Total Expenditures                    $45,500      $41,200      $35,500     $24,000      $21,500      $167,700
                                         ======       ======       ======      ======       ======       =======

Rate Base and Other Selected Data:
---------------------------------
Depreciation
  Book Plant                             57,200       58,200       45,900      46,700       47,300
  Conservation Assets                    10,309        5,390            0           0            0
  Decommissioning                         2,700        2,800        2,900       3,000        3,100
Additional Required
 Amortization (pre-tax)(2)
  Conservation Assets                    13,000            0            0           0            0
  Other Regulatory Assets                     0       20,300            0           0            0
Amortization of Deferred
 Return on Seabrook Unit 1
 Phase-In (after-tax)                    12,586       12,586            0           0            0

Estimated Rate Base
 (end of period)                      1,106,000    1,043,000

(1) Reflects divestiture of fossil fueled generation plant in 1999. Remaining Production is nuclear generation plant, excluding nuclear fuel.

(2) Additional amortization of pre-1997 conservation costs and other unspecified regulatory assets, as ordered by the DPUC in its December 31, 1996 Order, provided that, as expected, common equity return on utility investment exceeds 10.5% after recording the additional amortization.

Note: Capital Expenditures and their effect on certain capital-related items are estimates subject to change due to future events and conditions that may be substantially different than those used in developing the projections. In particular, the recently enacted legislation to restructure Connecticut's electric utility industry will require the Company to divest itself of its fossil-fueled generating plants prior to January 1, 2000 and to attempt to divest itself of its ownership interests in nuclear-fueled generating units prior to January 1, 2004.

                         LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had $16.3 million of cash and temporary cash investments, a decrease of $15.7 million from the balance at December 31, 1997. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                    (Millions)

       Balance, December 31, 1997                                      $32.0
                                                                       -----

       Net cash provided by operating activities                        17.8

       Net cash provided by (used in) financing activities:
       -   Financing activities, excluding dividend payments           (23.7)
       -   Dividend payments                                           (10.0)

       Net cash provided by investing activities, excluding
         investment in plant                                             8.5

       Cash invested in plant, including nuclear fuel                   (8.3)
                                                                        ----

             Net Change in Cash                                        (15.7)
                                                                       -----

       Balance,  March 31, 1998                                        $16.3
                                                                       =====

     The Company's capital requirements are presently projected as follows:

                                                                 1998       1999       2000       2001       2002
                                                                 ----       ----       ----       ----       ----
                                                                                     (millions)
Cash on Hand - Beginning of Year                               $ 32.0      $ -       $ -        $ -        $ -
Internally Generated Funds less Dividends                       114.0      120.0      89.0       90.0       95.0
                                                                -----      -----      ----       ----       ----
         Subtotal                                               146.0      120.0      89.0       90.0       95.0

Less:
Capital Expenditures                                             45.5       41.2      35.5       24.0       21.5
                                                                -----      -----      ----       ----       ----

Cash Available to pay Debt Maturities and Redemptions           100.5       78.8      53.5       66.0       73.5

Less:
Maturities and Mandatory Redemptions                            104.2       69.6     150.4       75.3      100.3
Optional Redemptions                                             33.8         -         -           -        -
                                                                -----      -----     -----       ----      -----

External Financing Requirements (Surplus)                      $ 37.5      $(9.2)    $96.9      $ 9.3     $ 26.8
                                                                =====      =====     =====       ====      =====

Note:Internally  Generated  Funds  less  Dividends,   Capital  Expenditures  and
     External Financing Requirements are estimates based on current earnings and cash flow projections, including the implementation of the legislative mandate to achieve a 10% price reduction from 1996 average price levels by the year 2000. All of these estimates are subject to change due to future events and conditions that may be substantially different from those used in developing the projections. In particular, the recently enacted legislation to restructure Connecticut's electric utility industry will require the Company to divest itself of its fossil-fueled generating plants prior to January 1, 2000 and to attempt to divest itself of its ownership interests in nuclear-fueled generating units prior to January 1, 2004.

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

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 9, 1998. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by either the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of March 31, 1998, the Company had $43 million of short-term borrowings outstanding under this facility.

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

                              RESULTS OF OPERATIONS

FIRST QUARTER OF 1998 VS. FIRST QUARTER OF 1997
-----------------------------------------------

     Earnings for the first quarter of 1998 were $8.9 million, or $.64 per share (on both a basic and diluted basis), up $1.2 million, or $.10 per share, from the first quarter of 1997. There were no one-time items in either quarter.

     Retail operating revenues decreased by about $3.9 million in the first quarter of 1998 compared to the first quarter of 1997:

  .   A  retail  kilowatt-hour  sales  increase  of 0.8%  from  the  prior  year increased retail revenues by $1.2 million and sales margin (revenue less fuel expense and revenue-based taxes) by $1.0 million. The Company believes that "real" (i.e. not attributable to abnormal weather, workdays or holidays) kilowatt-hour sales increased by about 2.0% in the first quarter of 1998 compared to the first quarter of 1997. This increase seems unusually high relative to the recent past and could indicate a lack of sensitivity in the Company's weather correction methodology, although this is the second consecutive quarter of strong real growth. Retail kilowatt-hour sales decreased by about 1.5% due to warm weather (both quarters were warmer than normal, but the first quarter of 1998 was warmer than the first quarter of
     1997). There was one less holiday in the first quarter of 1998 (Good Friday was in April).

  .   Reductions  in customer  prices  decreased  retail  revenues by about $5.2 million. About $1.9 million of this was due to suspension of the fossil fuel adjustment clause (FAC) (this revenue reduction was offset by a $1.8 million expense reduction from lower fuel and energy prices). There will be no further FAC revenue variances in future quarters. About $1.5 million of the decreased revenues was due to customer price reductions, as agreed to by the Company and the Connecticut Department of Public Utility Control in December 1996; but this first quarter impact is due to timing issues (some of the price reductions began in March 1997), so that this variance should reverse over the remaining months of 1998. The remaining $1.8 million of decreased revenues was due to rate mix and individual customer contract pricing.

     Retail fuel and energy expenses increased by $0.6 million in the first quarter of 1998 compared to the first quarter of 1997. Retail fuel and energy expenses increased by $1.0 million due to the need to purchase more expensive energy to replace generation by the Seabrook nuclear generating unit, which was taken out of service on December 5, 1997 to repair a pipe leak and problems with control room air conditioning and air pressure. The unit resumed generation on January 17, 1998. Other retail fuel and energy expenses decreased due to lower fuel prices.

     Net wholesale margin (wholesale revenue less wholesale expense) changed only slightly in the first quarter of 1998 compared to the first quarter of 1997.

     Operating expenses for operations, maintenance and purchased capacity charges decreased by $6.9 million in the first quarter of 1998 compared to the first quarter of 1997:

  .   Purchased capacity expense decreased $4.7 million.  Expense decreased $2.1 million at the Connecticut Yankee nuclear unit as it continued a ramp down of expenses into a decommissioning mode, and $2.6 million from avoided power purchase payments due to a cogeneration facility being out of service for about twenty-eight days in the first quarter of 1998. For more on the status of the operation of the Connecticut Yankee unit, see the LOOKING FORWARD section.

  .   Operation  and  maintenance  expense  decreased by $2.2  million.  Pension expense decreased by $1.4 million due to investment performance and changes in actuarial assumptions and methodologies. Personnel reductions saved about $1.3 million. These reductions were partly offset by $0.6 million of increases at the Seabrook and Millstone nuclear generation units.

     Depreciation expense increased by $0.4 million in the first quarter of 1998 compared to the first quarter of 1997.

     Accelerated amortization increased by $3.3 million in the first quarter of 1998 compared to the first quarter of 1997, reflecting one quarter of the 1998 accelerated amortization requirements of the five-year rate plan implemented in 1997, and the Company's expectation that all of the required accelerated amortization for 1998 will be recorded and that the Company will still achieve at least a 10.5 percent return on utility common stock equity from earnings from utility operations. (All of the accelerated amortization in 1997 was recorded in the second quarter of that year as a result of a one-time gain recorded in that quarter.)

     Other net income increased slightly in the first quarter of 1998 compared to the first quarter of 1997, due to higher unregulated subsidiary earnings that were partly offset by lower interest income. The Company's largest unregulated subsidiary, American Payment Systems (APS), earned about $161,000 (after-tax) in the first quarter of 1998 compared to a loss of $241,000 (after-tax) in the first quarter of 1997. For more on the status of the operations of APS, see Part
II. Other Information - Item 5. Other Information.

     Interest charges continued on their downward trend, decreasing by $2.9 million in the first quarter of 1998 compared to the first quarter of 1997, as a result of the Company's refinancing program and strong cash flow.


                                 LOOKING FORWARD

(THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CURRENTLY EXPECTED. READERS ARE CAUTIONED THAT THE COMPANY REGARDS SPECIFIC NUMBERS AS ONLY THE "MOST LIKELY" TO OCCUR WITHIN A RANGE OF POSSIBLE VALUES.)

Five-year rate plan
-------------------

     On December 31, 1996, the Connecticut  Department of Public Utility Control
(DPUC) issued an order (the Order) that implemented a five-year regulatory framework that would reduce the Company's retail prices and accelerate the recovery of certain "regulatory assets," beginning with deferred conservation costs. The Order's schedule of price reductions and accelerated amortizations was based on a DPUC pro-forma financial analysis that anticipated the Company would be able to implement such changes and earn an allowed return on common stock equity invested in utility assets of 11.5% over the period 1997 through 2001. The Order established a set formula to share any income that would produce a return above the 11.5% level: one-third would be applied to customer bill reductions, one-third would be applied to additional amortization of regulatory assets, and one-third would be retained by shareowners.

     The DPUC, in the Order, acknowledged that the Order could be revisited in the light of any new legislation. In April 1998, Connecticut enacted Public Act 98-28, a massive and complex statute designed to restructure the State's electric utility industry. The business of generating and supplying electricity to consumers will be opened to competition and will be separated from the business of delivering electricity to consumers, beginning in the year 2000. The business of delivering electricity will remain with the incumbent franchised utility companies (including the Company), each to be called an "electric distribution company" (Distribution Company). Beginning in 2000, each retail consumer of electricity in Connecticut (excluding consumers served by municipal electric systems) will be able to choose his, her or its supplier of electricity from among the competing suppliers, for delivery over the wire system of the Distribution Company. Commencing no later than mid-1999, Distribution Companies will be required to separate on consumers' bills the charge for electricity generation services from the charge for delivering the electricity and all other charges. The DPUC is directed to issue an order, by August 1, 1998, relative to this "unbundling" requirement.

     A major component of Connecticut's restructuring legislation is the collection, by Distribution Companies, of a "competitive transition" assessment, a "systems benefits" charge, an "energy conservation and load management" assessment and a "renewable energy" assessment, representing costs that either have been or will be reasonably incurred by Distribution Companies to meet their public service obligations as electric companies, and that will not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery, above-market investments in power plants (stranded costs), and the costs of systems benefits and conservation programs. They will be recovered by the Distribution Companies from all consumers of electricity on a going-forward basis, commencing in 2000. Because it is expected that many fossil-fueled power plants may have market values in excess of their net historic costs, the restructuring legislation requires that, in order for a Distribution Company to recover the stranded costs associated with its power plants, its fossil-fueled plants must be auctioned prior to 2000, and the excess proceeds used to mitigate its recoverable stranded costs, and its nuclear-fueled power plants must be auctioned prior to 2004.

     Another requirement of the restructuring legislation is that, by October 1, 1998, each Distribution Company must file, for the DPUC's approval, an "unbundling plan" to transfer into one or more legally separate corporate affiliates, on or before October 1, 1999, all of its power plants that have not been sold by that date and will not be sold prior to 2000.

     On and after January 1, 2000 and until January 1, 2004, the Company will be responsible for providing a standard offer service to customers who do not choose an alternate electricity supplier. The standard offer prices, including the fully-bundled price of generation, transmission and distribution services, the competitive transition assessment, the systems benefits charge and the energy conservation and renewable energy assessments, must be 10% below the average fully-bundled prices in effect on December 31, 1996. The Company has already delivered about 4% of this decrease through rate reductions in 1997. The Order anticipated sufficient income in 2000 to accelerate amortization of regulatory assets of about $50 million, equivalent to about 8% of retail revenues. Substantially all of this accelerated amortization may have to be eliminated to provide for the additional standard offer price reduction requirement and added costs imposed by the restructuring legislation, although the legislation does prescribe certain bases for adjusting the price of standard offer service.

     The  Company  expects  that,  for  all  intents  and  purposes,   the  1998
restructuring legislation will take precedence over the Order's five-year rate plan, beginning in the year 2000.

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

     The Company's revenues are principally dependent on the level of retail sales. The two primary factors that affect retail sales volume are economic conditions and weather. The Company estimates that mild 1997 weather reduced retail kilowatt-hour sales by about 0.5 percent for the year. Because much of the mild weather occurred in the summer months, when prices are higher than average, the revenue impact was exacerbated. It is estimated that mild weather may have reduced revenues by as much as $5.2 million for the year, and sales margin (revenue less fuel expense and revenue-based taxes) by as much as $4.2 million. Weather corrected retail sales for 1997 were probably in the 5,375-5,420 gigawatt-hour range. On this basis, the Company experienced about 1.0-1.5 percent of "real" sales growth in 1997 (i.e. exclusive of weather and leap year factors) over "normal" 1996 sales, with almost all of the growth occurring in the last half of the year. A similar level of growth in 1998 compared to 1997 from all customer groups would add about $6-$8 million to sales margin. Although such growth in "real" sales occurred in the first quarter of 1998 compared to the first quarter of 1997, growth in future quarters may be tempered by other factors, some of which are noted below.

     Reductions in revenues could occur for several reasons. The Company has dealt with the potential loss of customers as a result of self-generation, relocation or discontinuation of operations by successfully negotiating multi-year contracts with major customers. Such a contract has been signed with Yale University, the Company's largest customer, which is constructing a cogeneration unit that will produce approximately one half of its annual electricity requirements (about 1.5 percent of the Company's total 1997 retail sales), commencing sometime in mid-1998. While providing cost reduction and price stability for customers and helping the Company maintain its customer base for the long term, these contracts are expected to cause future reductions in retail revenues. They reduced retail revenues by about $3 million in 1997 compared to 1996, but are not expected to approach that level of change in 1998. Additionally, rate migration (customers switching to rates that are more favorable because of usage patterns) reduced retail revenues by about $3 million in 1997 compared to 1996; but the impact of rate migration on revenues in 1998 compared to 1997 is expected to be less than $1 million. Also, as part of the Order, the operation of the Company's long-standing fossil fuel adjustment clause (FAC) mechanism that allowed for recovery in retail rates of changes in fossil fuel costs was suspended within a broad range of fuel prices. FAC revenues decreased by about $1.9 million, to zero, in the first quarter of 1998 compared to the first quarter of 1997, due to this suspension of the FAC. There will be no FAC revenue variances in future quarters.

     To summarize, assuming 1997 rates of "real" growth and the expected loss of sales due to Yale University cogeneration, little change in retail kilowatt-hour sales is expected in 1998 compared to 1997. Retail revenues will be reduced, from what they would otherwise be, if the Company is in the "sharing" range above an 11.5% return on common stock equity. Currently, the Company anticipates a revenue reduction of about $1.0 million in 1998 under the sharing mechanism. The overall average retail price anticipated for 1998 is about 11.6 cents per kilowatt-hour, almost 5 percent below the average 1996 price.

     Wholesale capacity prices strengthened in short-term markets during 1997, due to outages of regional nuclear generating plants and changes in the New England Power Pool (NEPOOL) capability responsibility requirements for its participants. The Company's wholesale capacity and transmission sales revenues increased $2.1 million in 1997 compared to 1996. The strength of these markets for 1998 will depend on the timing of the return to service of the nuclear units at Millstone Station, on the addition of new generation sources, and on how the capacity and energy markets perform under the new NEPOOL open competition system, designed to meet Federal Energy Regulatory Commission (FERC) open access orders, when it is implemented. Implementation of this system is currently expected in mid-1998; but this date is subject to NEPOOL information system development and testing and further orders from the FERC. No significant sales margin improvement is expected from wholesale capacity sales during 1998. Wholesale energy revenues should remain similar to wholesale energy expense and not contribute significantly to sales margin.

     Another major factor affecting the Company's 1998 earnings prospects will be the Company's ability to control operating expenses. The Company offered voluntary early retirement programs and a voluntary severance program to union, nonunion and management employees in 1996. A portion of the resulting personnel cost savings occurred in 1996 and 1997, but the largest increment in annual savings will be realized in 1998. Annual savings of about $6 million from personnel reductions are estimated, and this amount was validated by first quarter results.

     The Company is expecting other significant expense declines in 1998 compared to 1997 from a number of sources. From the nuclear generating units, it is expected that operation and maintenance expenses associated with the Seabrook and Connecticut Yankee units should decline by a total of about $8 million. The Seabrook unit should have no refueling outage in 1998 and, if it operates at an assumed 95% availability (its availability was virtually 100% between refueling outages in 1997), net fuel expense should decline by about $2 million.

     Millstone Unit 3 was taken out of service on March 30, 1996, and will remain shut down pending a comprehensive Nuclear Regulatory Commission (NRC) inquiry into the conformity of the unit and its operations with all applicable NRC regulations and standards. The Company anticipates that, once NRC deficiencies are corrected and Unit 3 is returned to service, operating costs should ramp down to more normal levels for an efficient and safe nuclear unit of this class. Also, if Millstone Unit 3 returns to service, net fuel expense should decline by $400,000 per month for every month of operation, net of the replacement fuel provision of about $100,000 per month...up to $2.0 million for the year if full power is reached by July 1, 1998.

     Pension and health benefit expenses, excluding one-time items, are expected to decrease by about $2.5 million in 1998 compared to 1997. NEPOOL expenses are expected to increase by about $1.0 million, and expenses associated with the "Year 2000 Issue" could increase by as much as $2.0-$3.0 million over the 1998-99 period, above the original $2.6 million estimate for information technology systems. This is the result of receiving more current and detailed information from embedded technology vendors. Other operation and maintenance expenses may increase or decrease by amounts that cannot be predicted at this time.

     Interest costs are expected to continue to decline by about $10 million in 1998, reaching a level of about $52 million, a level that was last experienced in 1984. This interest cost reduction is largely a result of 1997 debt refinancings and debt paydown (long-term debt was reduced by $85 million in 1997) and an expected 1998 debt paydown of more than $70 million.

     Other factors should increase costs. Other operation and maintenance expense should increase by about $6 million in 1998 compared to 1997, reflecting increased fossil-fueled generating unit scheduled maintenance and provisions for future outages. Base depreciation, excluding accelerated amortization, should increase about $2.0 million; and accelerated amortization per the Order will increase by about $7 million ($3.3 million per quarter, except for a $3.1 million decrease in the second quarter compared to 1997, as all of the amortization for 1997 was recorded, as an offset to a one-time gain, in the second quarter.) Other operating expenses will have some increases and some decreases that should more or less offset one another.

     In summary, the Company expects substantial net expense reductions that should more than compensate for the loss of one-time items realized in 1997, cover the increase in accelerated conservation and load management amortization, and allow utility earnings to increase above an 11.5% return on common stock equity into the "sharing" range of the Order. The 11.5% return level would produce utility earnings of about $3.40-$3.45 per share, while "shared" earnings could add an additional $.05-$.10 per share. Non-utility earnings should increase approximately $.05 per share in 1998 compared to 1997, due principally to the anticipated breakeven operation of the non-regulated subsidiaries. The Company expects that 1998 quarterly earnings from operations will follow a pattern similar to that of 1997 on a weather-normalized basis.

     Although the current $2.88 indicated annual Common Stock dividend level for 1997 represented a payout of 88% of total 1997 earnings, the Company's cash flow remains, and is expected to remain, very strong. Net cash provided by operating activities was $168 million in 1997, over four times the Common Stock dividend payout, one of the highest such "coverage" levels in the utility industry. The Order will limit earnings from utility operations such that further dividend increases may have to be delayed for several years. However, the Order should allow the Company to recover regulatory assets more rapidly, help it prepare for competition in the electric utility industry, and help maintain cash flow at its excellent current level through the end of the decade. If the Company is able to grow income and earnings in 1998 to the extent indicated above, the Common Stock dividend payout ratio at the current indicated annual dividend rate will decline to approximately 80%.



Longer Term
-----------

     In addition to the effects of Connecticut's 1998 electric utility industry restructuring legislation (see the "Five-year rate plan" discussion at the beginning of the Looking Forward section), there are several other matters that will affect the longer-term outlook.

     The Connecticut Yankee nuclear unit's expenses are expected to continue to decline by substantial amounts before leveling out at about $6 million per year after 1998, compared to $11.8 million in 1997, until decommissioning is complete. However, the ability of the Company to recover its investment in Connecticut Yankee and its ownership share of future costs associated with the retirement of the Connecticut Yankee unit will be dependent upon the outcome of pending regulatory filings with the Federal Energy Regulatory Commission.

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

     The Company's planning and operations functions, and its cash flow, are dependent on the timely flow of electronic data to and from its customers, suppliers and other electric utility system managers and operators. In order to assure that this data flow will not be disturbed by the problems emanating from the fact that many existing computer programs were designed without considering the impact of the year 2000 and use only two digits to identify the year in the date field of the programs (the Year 2000 Issue), the Company initiated in mid-1997, and is pursuing, an aggressive program to identify and correct deficiencies in its computer systems. The Company is also identifying critical suppliers and other persons with whom data must be exchanged and is asking for assurance of their Year 2000 compliance. An inventory and assessment of the Company's computer system applications, hardware, software and embedded technologies has been completed, and recommended solutions to all identified risks and exposures have been generated. A remediation, retirement, renovation and testing program has commenced. Necessary upgrades to mainframe hardware and software are expected to be completed and tested during 1998, and a parallel program with respect to desktop hardware and application software on all platforms is currently projected to be completed and tested, for all critical systems, by March 31, 1999. Requests for documented compliance information have been sent to all critical suppliers, data sharers and facility building owners and, as responses are received, appropriate solutions and testing programs are being developed and executed. The Company believes that the successful implementation of this program, which was originally estimated to cost approximately $2.6 million for existing information systems, will preclude any adverse impact of the Year 2000 Issue on its operations and financial condition. However, embedded technology issues may increase the originally estimated $2.6 million dollar resolution cost by as much as $2.0-$3.0 million dollars over the 1998-99 period. As more embedded technology vendor product information is forthcoming and business decisions made, the extent of any such increase will be determined.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. On May
7, 1994,  the Company  received a  "Certificate  of  Correction....to  correct a clerical omission or mistake" from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994, generating tax claims of approximately $3.5 million. On March 1, 1995, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1995-1996, which notices purport to increase said assessed value by approximately 48% over the valuation declared by the Company, generating tax claims of approximately $3.5 million. On May 11, 1995, the Company received notices of assessment changes relative to the assessed values of the Company's personal property for the tax years 1992-1993 and 1993-1994, which notices purport to increase said assessed values by approximately 45% and 49%, respectively, over the valuations declared by the Company, generating tax claims of approximately $4.1 million and $3.5 million, respectively. On March 8, 1996, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1996-1997, which notices purport to increase said assessed value by approximately 57% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.8 million. On March 7, 1997, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1997-1998, which notices purport to increase said assessed value by approximately 54% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.7 million. The
Company has vigorously contested each of these actions by the City's tax assessor. In January 1996, the Connecticut Superior Court granted the Company's motion for summary judgment against the City relative to the earliest tax year at issue, 1991-1992, ruling that, after January 31, 1992, the tax assessor had no statutory authority to revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. This Superior Court decision, which would also have been applicable to and defeated the assessor's valuation increases for the two subsequent tax years, 1992-1993 and 1993-1994, was appealed by the City. On April 11, 1997, the Connecticut Supreme Court reversed the Superior Court's decisions in this and two other companion cases involving other taxpayers, ruling that the tax assessor had a three-year period in which to audit and revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. On May 8, 1998, the City and the Company reached a comprehensive settlement of all of the Company's contested personal property tax assessments and tax bills for the tax years 1991-1992 through 1997-1998 and the Company's personal property tax assessments for the tax year 1998-1999 and subsequent years. Under the terms of this settlement, the Company will pay the City $14.025 million, subject to Superior Court approval of the settlement and conditioned on the Company receiving authorization from the DPUC to recover the settlement amount from its retail customers.

ITEM 5.  OTHER INFORMATION.

     The Company's largest unregulated subsidiary, American Payment Systems, is in the process of investigating potential errors in its accounting records, the extent of which cannot be accurately determined at this time. It is the present opinion of the Company that any adjustments resulting from the investigation will not be material to the 1998 consolidated results of operations. The investigation should be completed during the second quarter of 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

 Exhibit
Table Item  Exhibit
 Number     Number                                Description
----------  -------                               -----------


  (10)       10.6g    Copy of Restated New England Power Pool  Agreement,  amending and restating Exhibits 10.6a+,  10.6b++,  10.6c+,  10.6d+,  10.6e+++,
                      and 10.6f+++.

  (10)       10.13a*  Copy of  First  Amendment  to  Amended  and  Restated  Employment
                      Agreement between The United Illuminating  Company and Richard J.
                      Grossi, dated as of February 1, 1998, amending Exhibit 10.13++++.

  (10)       10.14a*  Copy of  First  Amendment  to  Amended  and  Restated  Employment
                      Agreement between The United  Illuminating  Company and Robert L.
                      Fiscus, dated as of February 1, 1998, amending Exhibit 10.14++++.

  (10)       10.15a*  Copy of  First  Amendment  to  Amended  and  Restated  Employment
                      Agreement   between   The   United   Illuminating   Company   and
                      James F. Crowe,   dated   as  of   February 1,   1998,   amending
                      Exhibit 10.15++++.

  (10)       10.16a*  Copy of First  Amendment  to  Employment  Agreement  between  The
                      United  Illuminating  Company and Albert N. Henricksen,  dated as of February 1, 1998, amending Exhibit 10.16++++.

  (10)       10.17a*  Copy of First  Amendment  to  Employment  Agreement  between  The
                      United Illuminating Company and Anthony J. Vallillo,  dated as of
                      February 1, 1998, amending Exhibit 10.17++++.

  (10)       10.28*   Copy of  Employment  Agreement,  dated as of  February 23,  1998, between The United Illuminating Company and Nathaniel D. Woodson.

  (10)       10.29*   Copy of The United  Illuminating  Company  Phantom  Stock  Option
                      Agreement,  dated as of  February 23,  1998,  between  The United
                      Illuminating Company and Nathaniel D. Woodson.


 Exhibit
Table Item  Exhibit
  Number    Number                               Description
----------  -------                              -----------

(12), (99)   12       Statement  Showing  Computation  of Ratios of  Earnings  to Fixed
                      Charges  and Ratios of Earnings  to  Combined  Fixed  Charges and
                      Preferred Stock Dividend  Requirements (Twelve Months Ended March
                      31, 1998 and Twelve Months Ended  December 31,  1997, 1996, 1995,
                      1994 and 1993).

(27)         27       Financial Data Schedule

------------------------

+    Filed with Annual Report (Form 10-K) for fiscal year ended
     December 31, 1991.

++   Filed with Registration Statement No. 2-49669, effective December 11, 1973.

++   Filed with Annual Report (Form 10-K) for fiscal year ended
     December 31, 1993.

++++ Filed with Quarterly  Report (Form 10-Q) for fiscal quarter ended
     September 30, 1997.

*     Management contract or compensatory arrangement.



     (b) Reports on Form 8-K.

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE UNITED ILLUMINATING COMPANY




Date    5/14/98                Signature         /s/ Robert L. Fiscus
    --------------------                ---------------------------------------
                                                  Robert L. Fiscus
                                        Vice Chairman of the Board of Directors
                                               and Chief Financial Officer

                                     EXHIBIT INDEX

 Exhibit
Table Item Exhibit
  Number   Number                              Description
---------- -------                             -----------

  (10)      10.6g     Copy of Restated New England Power Pool  Agreement,  amending and restating Exhibits 10.6a+,  10.6b++,  10.6c+,  10.6d+,  10.6e+++,
                      and 10.6f+++.

  (10)      10.13a*   Copy of  First  Amendment  to  Amended  and  Restated  Employment
                      Agreement between The United Illuminating  Company and Richard J.
                      Grossi, dated as of February 1, 1998, amending Exhibit 10.13++++.

  (10)      10.14a*   Copy of  First  Amendment  to  Amended  and  Restated  Employment
                      Agreement between The United  Illuminating  Company and Robert L.
                      Fiscus, dated as of February 1, 1998, amending Exhibit 10.14++++.

  (10)      10.15a*   Copy of  First  Amendment  to  Amended  and  Restated  Employment
                      Agreement   between   The   United   Illuminating   Company   and
                      James F. Crowe,   dated   as  of   February 1,   1998,   amending
                      Exhibit 10.15++++.

  (10)      10.16a*   Copy of First  Amendment  to  Employment  Agreement  between  The
                      United  Illuminating  Company and Albert N. Henricksen,  dated as of February 1, 1998, amending Exhibit 10.16++++.

  (10)      10.17a*   Copy of First  Amendment  to  Employment  Agreement  between  The
                      United Illuminating Company and Anthony J. Vallillo,  dated as of
                      February 1, 1998, amending Exhibit 10.17++++.

  (10)      10.28*    Copy of  Employment  Agreement,  dated as of  February 23,  1998, between The United Illuminating Company and Nathaniel D. Woodson.

  (10)      10.29*    Copy of The United  Illuminating  Company  Phantom  Stock  Option
                      Agreement,  dated as of  February 23,  1998,  between  The United
                      Illuminating Company and Nathaniel D. Woodson.

 Exhibit
Table Item  Exhibit
 Number     Number                           Description
----------  -------                          -----------

(12), (99)    12   Statement  Showing  Computation  of Ratios of  Earnings  to Fixed
                   Charges  and Ratios of Earnings  to  Combined  Fixed  Charges and
                   Preferred Stock Dividend  Requirements (Twelve Months Ended March
                   31, 1998 and Twelve Months Ended  December 31,  1997, 1996, 1995,
                   1994 and 1993).

(27)          27   Financial Data Schedule

------------------------

+    Filed with Annual Report (Form 10-K) for fiscal year ended
     December 31, 1991.

++   Filed with Registration Statement No. 2-49669, effective December 11, 1973.

+++  Filed with Annual Report (Form 10-K) for fiscal year ended
     December 31, 1993.

++++ Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended
     September 30, 1997.

*     Management contract or compensatory arrangement.