Form 10-Q
period 1998-06-30
UNITED ILLUMINATING CO
filed 1998-08-13
CIK 101265

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDING JUNE 30, 1998

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

     The number of shares outstanding of the issuer's only class of common stock, as of June 30, 1998, was 14,334,922.

                                      INDEX

                          Part I. FINANCIAL INFORMATION

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

Item 1.  Financial Statements.                                              3

         Consolidated Statement of Income for the three and six months
           ended June 30, 1998 and 1997.                                    3
         Consolidated Balance Sheet as of June 30, 1998 and
           December 31, 1997.                                               4
         Consolidated Statement of Cash Flows for the three and six
           months ended June 30, 1998 and 1997.                             6

         Notes to Consolidated Financial Statements.                        7
           -   Statement of Accounting Policies                             7
           -   Capitalization                                               8
           -   Rate-Related Regulatory Proceedings                          9
           -   Short-term Credit Arrangements                              10
           -   Income Taxes                                                11
           -   Supplementary Information                                   12
           -   Fuel Financing Obligations and Other Lease Obligations      13
           -   Commitments and Contingencies                               13
               -  Capital Expenditure Program                              13
               -  Nuclear Insurance Contingencies                          13
               -  Other Commitments and Contingencies                      14
                  - Connecticut Yankee                                     14
                  - Hydro-Quebec                                           14
                  - Property Taxes                                         14
                  - Site Decontamination, Demolition and Remediation Costs 15
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning     15

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                        16

           -   Major Influences on Financial Condition                     16
           -   Capital Expenditure Program                                 18
           -   Liquidity and Capital Resources                             19
           -   Subsidiary Operations                                       20
           -   Results of Operations                                       20
           -   Looking Forward                                             23

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                29

Item 4.  Submission of Matters to a Vote of Security Holders.              29

Item 5.  Other Information.                                                30

Item 6.  Exhibits and Reports on Form 8-K.                                 31

         SIGNATURES                                                        32

                          PART I: FINANCIAL INFORMATION
                          ITEM I: FINANCIAL STATEMENTS
                         THE UNITED ILLUMINATING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            Three Months Ended              Six Months Ended
                                                                                 June 30,                       June 30,
                                                                            1998           1997            1998          1997
                                                                            ----           ----            ----          ----
OPERATING REVENUES (NOTE G)                                               $159,792       $163,774        $322,266      $344,099
                                                                      -------------  -------------   -------------  ------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                        33,412         39,020          73,953        93,941
     Capacity purchased                                                      8,978         10,922          15,200        21,839
     Other                                                                  38,094         39,619          71,403        76,909
  Maintenance                                                               10,560         10,659          21,593        19,894
  Depreciation                                                              20,632         23,614          41,438        40,706
  Amortization of cancelled nuclear project and deferred return              3,439          3,439           6,879         6,879
  Income taxes (Note F)                                                     11,193            712          22,680        12,027
  Other taxes (Note G)                                                      12,310         13,097          25,269        27,062
                                                                      -------------  -------------   -------------  ------------
       Total                                                               138,618        141,082         278,415       299,257
                                                                      -------------  -------------   -------------  ------------
OPERATING INCOME                                                            21,174         22,692          43,851        44,842
                                                                      -------------  -------------   -------------  ------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction                           40            138              70           342
  Other-net (Note G)                                                        (4,461)           725          (4,016)        1,506
  Non-operating income taxes                                                 2,923          1,522           3,006         2,939
                                                                      -------------  -------------   -------------  ------------
       Total                                                                (1,498)         2,385            (940)        4,787
                                                                      -------------  -------------   -------------  ------------
INCOME BEFORE INTEREST CHARGES                                              19,676         25,077          42,911        49,629
                                                                      -------------  -------------   -------------  ------------
INTEREST CHARGES
  Interest on long-term debt                                                12,879         15,876          26,402        32,248
  Interest on Seabrook obligation bonds owned by the company                (1,818)        (1,691)         (3,636)       (3,382)
  Other interest (Note G)                                                    1,432            852           2,276         1,618
  Allowance for borrowed funds used during construction                       (135)          (353)           (264)         (839)
                                                                      -------------  -------------   -------------  ------------
                                                                            12,358         14,684          24,778        29,645
  Amortization of debt expense and redemption premiums                         618            648           1,268         1,326
                                                                      -------------  -------------   -------------  ------------
       Net Interest Charges                                                 12,976         15,332          26,046        30,971
                                                                      -------------  -------------   -------------  ------------

MINORITY INTEREST IN PREFERRED SECURITIES                                    1,203          1,203           2,406         2,406
                                                                      -------------  -------------   -------------  ------------

NET INCOME                                                                   5,497          8,542          14,459        16,252
Discount on preferred stock redemptions                                        (21)             -             (21)          (19)
Dividends on preferred stock                                                    50             52             101           103
                                                                      -------------  -------------   -------------  ------------
INCOME APPLICABLE TO COMMON STOCK                                           $5,468         $8,490         $14,379       $16,168
                                                                      =============  =============   =============  ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                         14,021         14,101          14,004        14,101
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                       14,024         14,101          14,011        14,101

EARNINGS PER SHARE OF COMMON STOCK - BASIC AND DILUTED                       $0.39          $0.61           $1.03         $1.15

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                            $0.72          $0.72           $1.44         $1.44


             The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.


                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                             (Thousands of Dollars)

                                                             June 30,          December 31,
                                                               1998               1997*
                                                               ----               ----
                                                           (Unaudited)
Utility Plant at Original Cost
  In service                                                  $1,874,934          $1,867,145
  Less, accumulated provision for depreciation                   676,595             644,971
                                                          ---------------     ---------------
                                                               1,198,339           1,222,174

Construction work in progress                                     19,496              25,448
Nuclear fuel                                                      24,536              25,990
                                                          ---------------     ---------------
     Net Utility Plant                                         1,242,371           1,273,612
                                                          ---------------     ---------------


Other Property and Investments                                    34,350              32,451
                                                          ---------------     ---------------

Current Assets
  Cash and temporary cash investments                             14,972              32,002
  Accounts receivable
   Customers, less allowance for doubtful
     accounts of $1,800 and $1,800                                57,724              57,231
   Other                                                          30,947              27,914
  Accrued utility revenues                                        27,007              25,269
  Fuel, materials and supplies, at average cost                   30,709              19,147
  Prepayments                                                      9,478               3,397
  Other                                                              136                  67
                                                          ---------------     ---------------
     Total                                                       170,973             165,027
                                                          ---------------     ---------------

Deferred Charges
  Unamortized debt issuance expenses                               9,221               6,611
  Other                                                            3,766               5,727
                                                          ---------------     ---------------
     Total                                                        12,987              12,338
                                                          ---------------     ---------------

Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
  Income taxes due principally to book-tax differences           220,401             228,992
  Connecticut Yankee                                              48,223              51,313
  Deferred return - Seabrook Unit 1                               18,878              25,171
  Unamortized redemption costs                                    22,321              23,027
  Unamortized cancelled nuclear projects                          11,538              12,125
  Uranium enrichment decommissioning cost                          1,245               1,312
  Other                                                            5,661               6,357
                                                          ---------------     ---------------
     Total                                                       328,267             348,297
                                                          ---------------     ---------------

                                                              $1,788,948          $1,831,725
                                                          ===============     ===============

*Derived from audited financial statements

                The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)

                                                                June 30,          December 31,
                                                                  1998               1997*
                                                                  ----               ----
                                                              (Unaudited)
Capitalization (Note B)
  Common stock equity
    Common stock                                                 $292,006            $288,730
    Paid-in capital                                                 1,908               1,349
    Capital stock expense                                          (2,182)             (2,182)
    Unearned employee stock ownership plan equity                 (10,685)            (11,160)
    Retained earnings                                             156,420             162,226
                                                           ---------------     ---------------
                                                                  437,467             438,963
  Preferred stock                                                   4,299               4,351
  Minority interest in preferred securities                        50,000              50,000
  Long-term debt
    Long-term debt                                                657,490             746,058
    Investment in Seabrook obligation bonds                       (92,860)           (101,388)
                                                           ---------------     ---------------
      Net long-term debt                                          564,630             644,670
                                                           ---------------     ---------------

          Total                                                 1,056,396           1,137,984
                                                           ---------------     ---------------

Noncurrent Liabilities
  Connecticut Yankee contract obligation                           38,631              40,821
  Pensions accrued                                                 37,305              39,149
  Nuclear decommissioning obligation                               20,206              17,538
  Obligations under capital leases                                 16,683              16,853
  Other                                                             6,037               5,507
                                                           ---------------     ---------------
          Total                                                   118,862             119,868
                                                           ---------------     ---------------

Current Liabilities
  Current portion of long-term debt                                74,574             100,000
  Notes payable                                                   118,825              37,751
  Accounts payable                                                 52,846              68,699
  Dividends payable                                                10,145              10,051
  Taxes accrued                                                     6,086               4,166
  Interest accrued                                                 18,183              10,266
  Obligations under capital leases                                    344                 340
  Other accrued liabilities                                        42,123              37,471
                                                           ---------------     ---------------
          Total                                                   323,126             268,744
                                                           ---------------     ---------------

Customers' Advances for Construction                                1,864               1,878
                                                           ---------------     ---------------

Regulatory Liabilities  (future amounts owed to customers
                         through the ratemaking process)
  Accumulated deferred investment tax credits                      16,004              16,385
  Other                                                             2,057               2,356
                                                           ---------------     ---------------
          Total                                                    18,061              18,741
                                                           ---------------     ---------------

Deferred Income Taxes  (future tax liabilities owed               270,639             284,510
                        to taxing authorities)
Commitments and Contingencies (Note L)
                                                           ---------------     ---------------
                                                               $1,788,948          $1,831,725
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

                         THE UNITED ILLUMINATING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                              Three Months Ended          Six Months Ended
                                                                    June 30,                   June 30,
                                                              1998          1997         1998           1997
                                                              ----          ----         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                  $5,497       $8,542       $14,459        $16,252
                                                         ------------  -----------  ------------  -------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                            21,897       24,701        43,748         43,055
     Deferred income taxes                                    (3,029)      (7,737)       (5,280)       (10,965)
     Deferred investment tax credits - net                      (191)        (191)         (381)          (381)
     Amortization of nuclear fuel                              1,232        1,309         2,497          2,877
     Allowance for funds used during construction               (175)        (491)         (334)        (1,181)
     Amortization of deferred return                           3,146        3,146         6,293          6,293
     Changes in:
             Accounts receivable - net                        (9,865)      10,494        (3,526)        23,171
             Fuel, materials and supplies                     (7,794)       1,034       (11,562)           959
             Prepayments                                      (3,113)      (2,623)       (6,081)           591
             Accounts payable                                 10,198       (5,512)      (15,853)       (24,655)
             Interest accrued                                  5,389        6,743         7,917          9,137
             Taxes accrued                                    (9,999)      (8,628)        1,920          1,901
             Other assets and liabilities                      3,987       (4,258)        1,195         (3,516)
                                                         ------------  -----------  ------------  -------------
     Total Adjustments                                        11,683       17,987        20,553         47,286
                                                         ------------  -----------  ------------  -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     17,180       26,529        35,012         63,538
                                                         ------------  -----------  ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock                                                  295            -         4,310              -
   Long-term debt                                                  -            -        99,780              -
   Notes payable                                              73,705      (18,948)       81,074         24,676
   Securities redeemed and retired:
     Preferred stock                                             (52)           -           (52)           (40)
     Long-term debt                                          (80,000)           -      (213,976)       (32,585)
   Discount on preferred stock redemption                         21            -            21             19
   Expense of issue                                                -            -          (800)             -
   Lease obligations                                             (84)         (78)         (166)          (154)
   Dividends
     Preferred stock                                             (51)         (52)         (102)          (104)
     Common stock                                            (10,090)     (10,153)      (20,090)       (20,306)
                                                         ------------  -----------  ------------  -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (16,256)     (29,231)      (50,001)       (28,494)
                                                         ------------  -----------  ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Plant expenditures, including nuclear fuel                (2,213)      (9,735)      (10,569)       (24,187)
    Investment in debt securities                                  -            -         8,528              -
                                                         ------------  -----------  ------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                         (2,213)      (9,735)       (2,041)       (24,187)
                                                         ------------  -----------  ------------  -------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                     (1,289)     (12,437)      (17,030)        10,857
BALANCE AT BEGINNING OF PERIOD                                16,261       29,688        32,002          6,394
                                                         ------------  -----------  ------------  -------------
BALANCE AT END OF PERIOD                                     $14,972      $17,251       $14,972        $17,251
                                                         ============  ===========  ============  =============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                       $8,824       $9,754       $19,450        $20,759
                                                         ============  ===========  ============  =============
   Income taxes                                              $20,150      $14,073       $23,050        $17,773
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

                                   (UNAUDITED)

     The consolidated financial statements of the Company and its wholly-owned subsidiary, United Resources, Inc., have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 1997. Such notes are supplemented as follows:

(A)  STATEMENT OF ACCOUNTING POLICIES

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

     The weighted average AFUDC rate applied in the first six months of 1998 and 1997 was 8.0% on a before-tax basis.

CASH AND TEMPORARY CASH INVESTMENTS

     For cash flow purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and temporary cash investments. The Company records outstanding checks as accounts payable until the checks have been honored by the banks.

NUCLEAR DECOMMISSIONING TRUSTS

     External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $1,290,000 and $1,285,000 in the first six months of 1998 and 1997, respectively, into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At June 30, 1998, the Company's shares of the trust fund balances, which included accumulated earnings on the funds, were $14.3 million and $5.9 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

INTEREST RATE AND FUEL PRICE MANAGEMENT

     The Company utilizes interest rate and fuel oil price management instruments to manage interest rate and fuel oil price risk. Interest rate swap agreements have been entered into that effectively convert the interest rates on $225 million of variable rate borrowings to fixed rate borrowings. Amounts receivable or payable under these swap agreements are accrued and charged to interest expense. The Company enters into basic fuel oil price management instruments to help minimize fuel oil price risk by fixing the future price for fuel oil used for generation. Amounts receivable or payable under these instruments are recognized in income when realized.

     As of June 30, 1998, the Company had swap agreements for 1998 for 650,000 barrels of fuel oil at a weighted average price of $15.88 per barrel and had call options for 200,000 barrels of fuel oil at a weighted average price of $18.52 per barrel.

                         THE UNITED ILLUMINATING COMPANY

(B)  CAPITALIZATION

     (A) COMMON STOCK

     The Company had 14,334,922 shares of its common stock, no par value, outstanding at June 30, 1998, of which 314,330 shares were unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP") and not recognized as outstanding for accounting purposes.

     In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. The Connecticut Department of Public Utility Control (DPUC) has approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 3,500 shares of stock at an exercise price of $30 per share, 7,800 shares of stock at an exercise price of $39.5625 per share, and 5,000 shares of stock at an exercise price of $42.375 per share have been granted by the Board of Directors and remained outstanding at June 30, 1998. Options to purchase 14,299 shares of stock at an exercise price of $30 per share, 54,500 shares of stock at an exercise price of $30.75 per share, 4,000 shares of stock at an exercise price of $35.625 per share, and 25,999 shares of stock at an exercise price of $39.5625 per share were exercised during the first six months of 1998.

     The Company has entered into an arrangement under which it loaned $11.5 million to The United Illuminating Company ESOP. The trustee for the ESOP used the funds to purchase shares of the Company's common stock in open market transactions. The shares will be allocated to employees' ESOP accounts, as the loan is repaid, to cover a portion of the Company's required ESOP contributions. The loan will be repaid by the ESOP over a twelve-year period, using the Company contributions and dividends paid on the unallocated shares of the stock held by the ESOP. As of June 30, 1998, 314,330 shares, with a fair market value of $15.9 million, had been purchased by the ESOP and had not been committed to be released or allocated to ESOP participants.

     (B) RETAINED EARNINGS RESTRICTION

     The indenture under which $166.2 million principal amount of Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $98.3 million were free from such limitations at June 30, 1998.

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

                         THE UNITED ILLUMINATING COMPANY

     On June 8, 1998, the Company repaid a $50 million Term Loan prior to its August 29, 2000 due date. On June 8, 1998, the Company also repaid $30 million of a $50 million Term Loan prior to its due date of September 6, 2000.

(C) RATE-REGULATED REGULATORY PROCEEDINGS

     In April 1998, Connecticut enacted Public Act 98-28, a massive and complex statute designed to restructure the State's electric utility industry. The business of generating and supplying electricity to consumers will be opened to competition and will be separated from the business of delivering electricity to consumers, beginning in the year 2000. The business of delivering electricity will remain with the incumbent franchised utility companies (including the Company). Beginning in 2000, each retail consumer of electricity in Connecticut (excluding consumers served by municipal electric systems) will be able to choose his, her or its supplier of electricity from among competing suppliers, for delivery over the wire system of the franchised electric utility (Distribution Company). Commencing no later than mid-1999, Distribution Companies will be required to separate on consumers' bills the charge for electricity generation services from the charge for delivering the electricity and all other charges. On July 29, 1998, the DPUC issued the first of what are expected to be several orders relative to this "unbundling" requirement.

     A major component of Connecticut's restructuring legislation is the collection, by Distribution Companies, of a "competitive transition" assessment, a "systems benefits" charge, an "energy conservation and load management" assessment and a "renewable energy" assessment, representing costs that either have been or will be reasonably incurred by Distribution Companies to meet their public service obligations as electric companies, and that will not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery, above-market investments in power plants (stranded costs), and the costs of conservation programs. They will be recovered by the Distribution Companies from all consumers of electricity on a going-forward basis, commencing in 2000. Because it is expected that many fossil-fueled power plants may have market values in excess of their net historic costs, the restructuring legislation requires that, in order for a Distribution Company to recover the stranded costs associated with its power plants, its fossil-fueled plants must be sold prior to 2000 and the excess proceeds used to mitigate its recoverable stranded costs, and the Company must attempt to divest its ownership interest in its nuclear-fueled power plants prior to 2004.

     On May 20, 1998, the Company announced that it would commence the process of selling, through a two-stage bidding process, all of its nonnuclear generation assets in compliance with the statute. The assets offered for sale include the Company's three fossil-fueled power plants located in Bridgeport and New Haven, Connecticut, two long-term contracts for the purchase of power from refuse-to-energy facilities located in Bridgeport and Shelton, Connecticut, one long-term contract for the purchase of power from a hydroelectric generating station located in Derby, Connecticut, and the Company's 5.45% participating share in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. The aggregate generating capability represented by these assets is approximately 1,300 megawatts. In the first stage of the divestiture process, the Company solicited statements of interest from prospective purchasers of the assets. The Company has commenced the second stage of the process, during which a group of potential bidders will conduct in-depth evaluations of the assets and prepare final, binding bids. In addition to the DPUC, the sale of these assets must be approved by the Federal Energy Regulatory Commission.

     Another requirement of the restructuring legislation is that, by October 1, 1998, each Distribution Company must file, for the DPUC's approval, an "unbundling plan" to transfer into one or more legally separate corporate affiliates, on or before October 1, 1999, all of its power plants that have not been sold by that date and will not be sold prior to 2000.

                         THE UNITED ILLUMINATING COMPANY

     On and after January 1, 2000 and until January 1, 2004, the Company will be responsible for providing a standard offer service to customers who do not choose an alternate electricity supplier. The standard offer prices, including the fully-bundled price of generation, transmission and distribution services, the competitive transition assessment, the systems benefits charge and the energy conservation and renewable energy assessments, must be 10% below the average fully-bundled prices in effect on December 31, 1996. The Company has already delivered about 4.6% of this decrease through rate reductions in 1997. The 1997 through 2001 rate plan agreed to between the DPUC and the Company in 1996 anticipated sufficient income in 2000 to accelerate amortization of regulatory assets of about $50 million, equivalent to about 8% of retail revenues. Substantially all of this accelerated amortization may have to be eliminated to provide for the additional standard offer price reduction requirement and added costs imposed by the restructuring legislation, although the legislation does prescribe certain bases for adjusting the price of standard offer service.

     The  Company  expects  that,  for  all  intents  and  purposes,   the  1998
restructuring legislation will take precedence over the 1996 five-year rate plan, beginning in the year 2000.

(E)  SHORT-TERM CREDIT ARRANGEMENTS

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 9, 1998. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by either the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of June 30, 1998, the Company had $35 million of short-term borrowings outstanding under this facility.

     On June 8, 1998, the Company borrowed $80 million under a new revolving credit agreement with a group of banks. The funds were used to repay $80 million of Term Loans prior to their due dates. The borrowing limit of this facility, which extends to June 7, 1999, is $80 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of June 30, 1998, the Company had $80 million of short-term borrowings outstanding under this facility.

     In  addition,   as  of  June  30,  1998,  one  of  the  Company's  indirect subsidiaries, American Payment Systems, Inc., had borrowings of $3.8 million outstanding under a bank line of credit agreement.

                         THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                      Three Months Ended              Six Months Ended
(F) INCOME TAXES                                                            June 30,                      June 30,
                                                                       1998          1997            1998          1997
                                                                       ----          ----            ----          ----
                                                                              (000's)                       (000's)
Income tax expense consists of:

Income tax provisions:
  Current
             Federal                                                    $8,907        $5,381         $19,626       $15,447
             State                                                       2,583         1,737           5,709         4,987
                                                                   ------------  ------------    ------------  ------------
                Total current                                           11,490         7,118          25,335        20,434
                                                                   ------------  ------------    ------------  ------------
  Deferred
             Federal                                                    (2,143)       (5,945)         (3,694)       (7,999)
             State                                                        (886)       (1,792)         (1,586)       (2,966)
                                                                   ------------  ------------    ------------  ------------
                Total deferred                                          (3,029)       (7,737)         (5,280)      (10,965)
                                                                   ------------  ------------    ------------  ------------

  Investment tax credits                                                  (191)         (191)           (381)         (381)
                                                                   ------------  ------------    ------------  ------------

     Total income tax expense                                           $8,270         ($810)        $19,674        $9,088
                                                                   ============  ============    ============  ============

Income tax components charged as follows:
  Operating expenses                                                   $11,193          $712         $22,680       $12,027
  Other income and deductions - net                                     (2,923)       (1,522)         (3,006)       (2,939)
                                                                   ------------  ------------    ------------  ------------

     Total income tax expense                                           $8,270         ($810)        $19,674        $9,088
                                                                   ============  ============    ============  ============


The following table details the components
 of the deferred income taxes:
     Seabrook sale/leaseback transaction                               ($2,180)      ($2,586)        ($4,361)      ($5,172)
     Conservation and load management                                   (2,006)       (3,161)         (4,013)       (4,091)
     Accelerated depreciation                                            1,534         1,460           3,068         2,919
     Tax depreciation on unrecoverable plant investment                  1,212         1,231           2,424         2,463
     Pension benefits                                                      383            52             983           109
     Unit overhaul and replacement power costs                             860         2,589             462         1,386
     Postretirement benefits                                              (106)         (148)           (208)         (292)
     Fossil fuel decommissioning reserve                                   (83)       (7,002)           (165)       (7,002)
     Other - net                                                        (2,643)         (172)         (3,470)       (1,285)
                                                                   ------------  ------------    ------------  ------------

Deferred income taxes - net                                            ($3,029)      ($7,737)        ($5,280)     ($10,965)
                                                                   ============  ============    ============  ============

                         THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(G)  SUPPLEMENTARY INFORMATION


                                                                       Three Months Ended                  Six Months Ended
                                                                            June 30,                           June 30,
                                                                     1998             1997              1998             1997
                                                                     ----             ----              ----             ----
                                                                            (000's)                            (000's)
Operating Revenues
------------------

     Retail                                                        $149,222         $146,044          $295,767         $296,525
     Wholesale - capacity                                             2,887            2,525             6,313            4,782
               - energy                                               5,559           14,195            16,948           41,273
     Other                                                            2,124            1,010             3,238            1,519
                                                             ---------------  ---------------   ---------------  ---------------
          Total Operating Revenues                                 $159,792         $163,774          $322,266         $344,099
                                                             ===============  ===============   ===============  ===============

Sales by Class(MWH's)
---------------------

    Retail
     Residential                                                    420,484          412,503           908,813          910,774
     Commercial                                                     566,975          543,243         1,131,764        1,083,701
     Industrial                                                     292,989          292,456           558,617          561,590
     Other                                                           11,848           11,971            24,021           24,248
                                                             ---------------  ---------------   ---------------  ---------------
                                                                  1,292,296        1,260,173         2,623,215        2,580,313
    Wholesale                                                       255,472          565,903           763,789        1,496,138
                                                             ---------------  ---------------   ---------------  ---------------
          Total Sales by Class                                    1,547,768        1,826,076         3,387,004        4,076,451
                                                             ===============  ===============   ===============  ===============

Other Taxes
-----------

    Charged to:
     Operating:
        State gross earnings                                         $5,550           $5,496           $11,171          $11,228
        Local real estate and personal property                       5,419            6,154            10,901           12,291
        Payroll taxes                                                 1,341            1,447             3,197            3,543
                                                             ---------------  ---------------   ---------------  ---------------
                                                                     12,310           13,097            25,269           27,062
     Nonoperating and other accounts                                    145              139               293              232
                                                             ---------------  ---------------   ---------------  ---------------
          Total Other Taxes                                         $12,455          $13,236           $25,562          $27,294
                                                             ===============  ===============   ===============  ===============

Other Income and (Deductions) - net
-----------------------------------

     Interest income                                                   $340             $306              $660             $926
     Equity earnings from Connecticut Yankee                            218              242               525              688
     Earnings (Loss) from subsidiary companies                       (4,723)            (362)           (4,528)            (895)
     Miscellaneous other income and (deductions) - net                 (296)             539              (673)             787
                                                             ---------------  ---------------   ---------------  ---------------
          Total Other Income and (Deductions) - net                 ($4,461)            $725           ($4,016)          $1,506
                                                             ===============  ===============   ===============  ===============

Other Interest Charges
----------------------

     Notes Payable                                                     $797             $623            $1,315           $1,200
     Other                                                              635              229               961              418
                                                             ---------------  ---------------   ---------------  ---------------
          Total Other Interest Charges                               $1,432             $852            $2,276           $1,618
                                                             ===============  ===============   ===============  ===============

                         THE UNITED ILLUMINATING COMPANY

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

     The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million of fossil fuel purchases. Under this agreement, the financing entity may acquire and/or store natural gas, coal and fuel oil for sale to the Company, and the Company may purchase these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to August 1999. At June 30, 1998, approximately $12.5 million of fossil fuel purchases were being financed under this agreement.

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

                         THE UNITED ILLUMINATING COMPANY

OTHER COMMITMENTS AND CONTINGENCIES

                               CONNECTICUT YANKEE

     On December 4, 1996, the Board of Directors of the Connecticut Yankee Atomic Power Company (Connecticut Yankee) voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. The Company has a 9.5% stock ownership share in Connecticut Yankee and had relied on the Connecticut Yankee Unit for approximately 3.7% of the Company's 1995 total generating resources. The power purchase contract under which the Company has purchased its 9.5% entitlement to the Connecticut Yankee Unit's power output permits Connecticut Yankee to recover 9.5% of all of its costs from UI. Connecticut Yankee has filed revised decommissioning cost estimates and amendments to the power contracts with its owners with the Federal Energy Regulatory Commission (FERC). The estimate of the sum of future payments for the closing, decommissioning and recovery of the remaining investment in the Connecticut Yankee Unit was approximately $606 million at December 31, 1997. Based on regulatory precedent, Connecticut Yankee believes it will continue to collect from its owners its decommissioning costs, the unrecovered investment in the Connecticut Yankee Unit and other costs associated with the permanent shutdown of the Connecticut Yankee Unit. UI expects that it will continue to be allowed to recover all FERC-approved costs from its customers through retail rates. The Company's estimate of its remaining share of costs, including decommissioning, less return of investment (approximately $9.6 million) and return on investment (approximately $5.7 million) at June 30, 1998, is approximately $38.6 million. This estimate, which is subject to ongoing review and revision, has been recorded by the Company as a regulatory asset and an obligation on the Consolidated Balance Sheet.

                                  HYDRO-QUEBEC

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which the Company has a 5.45% participating share, has a 690 megawatt equivalent capacity value; and Phase II, in which the Company has a 5.45% participating share, increased the equivalent capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. Additionally, the Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of June 30, 1998, the Company's guarantee liability for this debt was approximately $7.1 million.

                                 PROPERTY TAXES

The City of New Haven (the City) and the Company are involved in a dispute over the amount of personal property taxes owed to the City for tax years beginning with 1991-1992. On May 8, 1998, the City and the Company reached a comprehensive settlement of all of the Company's contested personal property tax assessments and tax bills for the tax years 1991-1992 through 1997-1998 and the Company's personal property tax assessments for the tax year 1998-1999 and subsequent years. Under the terms of this settlement, the Company will pay the City $14.025 million, subject to Superior Court approval of the settlement and conditioned on the Company receiving authorization from the DPUC to recover the settlement amount from its retail customers. The DPUC denied the Company's initial application for such authorization and, on June 30, 1998, the City agreed to extend to August 31, 1998 the time period for satisfying this condition of the settlement in return for a payment by the Company of $5 million. The Company filed a second application with the DPUC on July 9, 1998. If the DPUC authorization is not forthcoming, the $5 million payment will be applied to future tax bills.

                         THE UNITED ILLUMINATING COMPANY

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

     The Company has estimated that the total cost of decontaminating and demolishing its Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $8.3 million had been incurred as of June 30, 1998, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 DPUC retail rate decision, beginning January 1, 1993, the Company has been recovering through retail rates $1.075 million of the remediation costs per year. The remediation costs, property value and recovery from customers will be subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

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

     As described at Note (C) "Rate-Regulated Regulatory Proceedings" above, the Company has commenced the process of selling its Bridgeport and New Haven generating stations in compliance with Connecticut's electric utility industry restructuring legislation. It is anticipated that environmental remediation of contaminants will be required at each of the generating station sites following its sale.

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $473 million (in 1998 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be approximately $83 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the first six months of 1998 was $1,046,000. UI's share of the fund at June 30, 1998 was approximately $14.3 million.

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The current decommissioning cost estimate for Millstone Unit 3 is $557 million (in 1998 dollars), of which the Company's share would be approximately $21 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to a decommissioning trust fund managed by Northeast Utilities (NU). UI's share of the Millstone Unit 3 decommissioning payments made during the first six months of 1998 was $244,000. UI's share of the fund at June 30, 1998 was approximately $5.9 million. The current decommissioning cost estimate for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit commencing in 1997, is $456 million, of which UI's share would be $43 million. Through June 30, 1998, $38.4 million has been expended for decommissioning. The projected remaining decommissioning cost is $417.6 million, of which UI's share would be $39.7 million. The decommissioning trust fund for the Connecticut Yankee Unit is also managed by NU. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $1,178,000 were funded by UI during the first six months of 1998, and UI's share of the fund at June 30, 1998 was $25.4 million.

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

     In April 1998, Connecticut enacted Public Act 98-28, a massive and complex statute designed to restructure the State's electric utility industry. The business of generating and supplying electricity to consumers will be opened to competition and will be separated from the business of delivering electricity to consumers, beginning in the year 2000. The business of delivering electricity will remain with the incumbent franchised utility companies (including the Company). Beginning in 2000, each retail consumer of electricity in Connecticut (excluding consumers served by municipal electric systems) will be able to choose his, her or its supplier of electricity from among competing suppliers, for delivery over the wire system of the franchised electric utility (Distribution Company). Commencing no later than mid-1999, Distribution Companies will be required to separate on consumers' bills the charge for electricity generation services from the charge for delivering the electricity and all other charges. On July 29, 1998, the DPUC issued the first of what are expected to be several orders relative to this "unbundling" requirement.

     A major component of Connecticut's restructuring legislation is the collection, by Distribution Companies, of a "competitive transition" assessment, a "systems benefits" charge, an "energy conservation and load management" assessment and a "renewable energy" assessment, representing costs that either have been or will be reasonably incurred by Distribution Companies to meet their public service obligations as electric companies, and that will not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery, above-market investments in power plants (stranded costs), and the costs of systems benefits and conservation programs. They will be recovered by the Distribution Companies from all consumers of electricity on a going-forward basis, commencing in 2000. Because it is expected that many fossil-fueled power plants may have market values in excess of their net historic costs, the restructuring legislation requires that, in order for a Distribution Company to recover the stranded costs associated with its power plants, its fossil-fueled plants must be sold prior to 2000 and the excess proceeds used to mitigate its recoverable stranded costs, and the Company must attempt to divest its ownership interest in its nuclear-fueled power plants prior to 2004.

     On May 20, 1998, the Company announced that it would commence the process of selling, through a two-stage bidding process, all of its nonnuclear generation assets in compliance with the statute. The assets offered for sale include the Company's three fossil-fueled power plants located in Bridgeport and New Haven, Connecticut, two long-term contracts for the purchase of power from refuse-to-energy facilities located in Bridgeport and Shelton, Connecticut, one long-term contract for the purchase of power from a hydroelectric generating station located in Derby, Connecticut, and the Company's 5.45% participating share in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. The aggregate generating capability represented by these assets is approximately 1,300 megawatts. In the first stage of the divestiture process, the Company solicited statements of interest from prospective purchasers of the assets. The Company has commenced the second stage of the process, during which a group of potential bidders will conduct in-depth evaluations of the assets and prepare final, binding bids. In addition to the DPUC, the sale of these assets must be approved by the Federal Energy Regulatory Commission.

     Another requirement of the restructuring legislation is that, by October 1, 1998, each Distribution Company must file, for the DPUC's approval, an "unbundling plan" to transfer into one or more legally separate corporate affiliates, on or before October 1, 1999, all of its power plants that have not been sold by that date and will not be sold prior to 2000.

     On and after January 1, 2000 and until January 1, 2004, the Company will be responsible for providing a standard offer service to customers who do not choose an alternate electricity supplier. The standard offer prices, including the fully-bundled price of generation, transmission and distribution services, the competitive transition assessment, the systems benefits charge and the energy conservation and renewable energy assessments, must be 10% below the average fully-bundled prices in effect on December 31, 1996. The Company has already delivered about 4.6% of this decrease through rate reductions in 1997. The DPUC's 1996 order anticipated sufficient income in 2000 to accelerate amortization of regulatory assets of about $50 million, equivalent to about 8% of retail revenues. Substantially all of this accelerated amortization may have to be eliminated to provide for the additional standard offer price reduction requirement and added costs imposed by the restructuring legislation, although the legislation does prescribe certain bases for adjusting the price of standard offer service.

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

                           CAPITAL EXPENDITURE PROGRAM

     The Company's  1998-2002 capital expenditure  program,  excluding allowance
for  funds  used  during   construction   (AFUDC)  and  its  effect  on  certain
capital-related items, is presently budgeted as follows:


                                         1998          1999         2000        2001         2002         TOTAL
                                         ----          ----         ----        ----         ----         -----
                                                                         (000's)
Production (1)                           $7,800      $14,000       $4,500      $2,000       $2,500       $30,800
Distribution and Transmission            26,100       23,000       21,500      15,000       15,000       100,600
Other                                     3,300        3,400        1,000       1,000        1,000         9,700
                                         ------       ------       ------      ------       ------        ------
SUBTOTAL                                 37,200       40,400       27,000      18,000       18,500       141,100

Nuclear Fuel                              8,300          800        8,500       6,000        3,000        26,600
                                         ------         ----       ------      ------       ------       -------

  Total Expenditures                    $45,500      $41,200      $35,500     $24,000      $21,500      $167,700
                                        =======      =======      =======     =======      =======      ========

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

                         LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had $15.0 million of cash and temporary cash investments, a decrease of $17.0 million from the balance at December 31, 1997. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                  (Millions)

       Balance, December 31, 1997                                  $ 32.0
                                                                   ------

       Net cash provided by operating activities                     35.0

       Net cash provided by (used in) financing activities:
       -   Financing activities, excluding dividend payments        (29.8)
       -   Dividend payments                                        (20.2)

       Net cash provided by investing activities, excluding
         investment in plant                                          8.5

       Cash invested in plant, including nuclear fuel               (10.5)
                                                                    -----

             Net Change in Cash                                     (17.0)
                                                                    -----

       Balance,  June 30, 1998                                      $15.0
                                                                    =====


     The Company's capital requirements are presently projected as follows:

                                                                 1998       1999       2000       2001       2002
                                                                 ----       ----       ----       ----       ----
                                                                                     (millions)
Cash on Hand - Beginning of Year                                 $ 32.0     $  -       $ -        $ -        $ -
Internally Generated Funds less Dividends                         114.0      120.0      89.0       90.0       95.0
                                                                  -----      -----     -----       ----      -----
         Subtotal                                                 146.0      120.0      89.0       90.0       95.0

Less:
Capital Expenditures                                               45.5       41.2      35.5       24.0       21.5
                                                                  -----      -----     -----       ----      -----

Cash Available to pay Debt Maturities and Redemptions             100.5       78.8      53.5       66.0       73.5

Less:
Maturities and Mandatory Redemptions                              104.2       69.6      70.4       75.3      100.3
Optional Redemptions                                              113.8         -         -          -         -
                                                                  -----      -----      ----       ----      -----

External Financing Requirements (Surplus)                        $117.5      $(9.2)    $16.9       $9.3      $26.8
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

     All of the Company's capital requirements that exceed available cash will have to be provided by external financing. Although the Company has no commitment to provide such financing from any source of funds, other than a $75 million revolving credit agreement and an $80 million revolving credit agreement, described below, the Company expects to be able to satisfy its external financing needs by issuing additional short-term and long-term debt, and by issuing preferred stock or common stock, if necessary. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and the level of the Company's income and cash flow.

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 9, 1998. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by either the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of June 30, 1998, the Company had $35 million of short-term borrowings outstanding under this facility.

     On June 8, 1998, the Company borrowed $80 million under a new revolving credit agreement with a group of banks. The funds were used to repay $80 million of Term Loans prior to their due dates. The borrowing limit of this facility, which extends to June 7, 1999, is $80 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of June 30, 1998, the Company had $80 million of short-term borrowings outstanding under this facility.

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

     URI has four wholly-owned subsidiaries. The largest URI subsidiary, American Payment Systems, Inc., manages a national network of agents for the processing of bill payments made by customers of UI and other utilities. Another subsidiary of URI, Thermal Energies, Inc., is participating in the development of district heating and cooling facilities in the downtown New Haven area, including the energy center for an office tower and participation as a 52% partner in the energy center for a city hall and office tower complex. A third URI subsidiary, Precision Power, Inc., provides power-related equipment and services to the owners of commercial buildings, government buildings and industrial facilities. URI's fourth subsidiary, United Bridgeport Energy, Inc., is participating in a merchant wholesale electric generating facility being constructed on land leased from UI at its Bridgeport Harbor Station generating plant.

                              RESULTS OF OPERATIONS

SECOND QUARTER OF 1998 VS. SECOND QUARTER OF 1997
-------------------------------------------------

     Earnings for the second quarter of 1998 were $5.5 million, or $.39 per share (on both a basic and diluted basis), down $3.0 million, or $.22 per share, from the second quarter of 1997. Excluding one-time items, earnings from operations were $8.4 million, or $.60 per share, up $.18 per share from the second quarter of 1997. The one-time items were:

                                   One-time Items                           EPS
--------------------------------------------------------------------------------
 1997 Quarter 2  Cumulative deferred tax benefits associated with future
                 decommissioning of fossil fuel generating plants         $ .48
--------------------------------------------------------------------------------
 1997 Quarter 2  Accelerated amortization associated with one-time item   $(.29)
--------------------------------------------------------------------------------
 1998 Quarter 2  Subsidiary reserve for agent collection shortfalls
                 and other potentially uncollectible  receivables         $(.21)
--------------------------------------------------------------------------------

     Retail operating revenues increased by about $3.2 million in the second quarter of 1998 compared to the second quarter of 1997, offset by a $2.6 million increase in retail fuel expense, for a retail sales margin (retail revenues less retail fuel expense and revenue-based taxes) increase of $0.6 million. The principal components of the retail margin change include:
                                                                      $ millions
--------------------------------------------------------------------------------
 Revenues from: DPUC rate order                                           0.2
--------------------------------------------------------------------------------
   Other price changes                                                   (0.6)
--------------------------------------------------------------------------------
   Sales volume-weather/workday related                                    -
--------------------------------------------------------------------------------
   Sales decrease from Yale University cogeneration (0.5)%               (0.6)
--------------------------------------------------------------------------------
   Other "real" sales changes, up 3.1%                                    4.2
--------------------------------------------------------------------------------
   Fuel expense from:  Sales increase                                    (1.0)
--------------------------------------------------------------------------------
   Reduced nuclear unit availability                                       -
--------------------------------------------------------------------------------
   Unscheduled outage at Bridgeport Unit 3 (see Note)                    (1.2)
--------------------------------------------------------------------------------
   Fossil fuel price and other                                           (0.4)
--------------------------------------------------------------------------------

     Note: Saltwater contamination caused a shutdown of the Bridgeport Harbor Unit 3 generating unit on May 22, 1998. The unit is undergoing repairs and is expected to return to service in mid-August 1998. The outage is costing approximately $1.0 million per month for the purchase of replacement power, as indicated in the table above. The total maintenance expense associated with the outage is $0.8 million as shown below, all of it charged in June.

     Net wholesale sales margin (wholesale revenue less wholesale fuel expense) changed only slightly in the second quarter of 1998 compared to the second quarter of 1997. Other operating revenues, which include NEPOOL related transmission revenues, increased by $1.1 million.

     Operating expenses for operations, maintenance and purchased capacity charges decreased by $3.6 million in the second quarter of 1998 compared to the second quarter of 1997. The principal components of these expense changes include:
                                                                      $ millions
--------------------------------------------------------------------------------
  Connecticut Yankee Unit, preparing for decommissioning                (1.5)
--------------------------------------------------------------------------------
  Cogeneration and other purchases                                      (0.4)
--------------------------------------------------------------------------------
  Unscheduled outage at Bridgeport Unit 3                                0.8
--------------------------------------------------------------------------------
  Unscheduled outage and other expenses at Seabrook                      0.4
--------------------------------------------------------------------------------
  Millstone Unit 3                                                      (1.1)
--------------------------------------------------------------------------------
  Pension investment performance and changes to actuarial
    assumptions and methodologies                                       (1.5)
--------------------------------------------------------------------------------
  Personnel reductions                                                  (1.5)
--------------------------------------------------------------------------------
  Other                                                                  1.2
--------------------------------------------------------------------------------

     Depreciation expense, excluding amortization of conservation and load management costs, increased slightly in the second quarter of 1998 compared to the second quarter of 1997.

     All of the accelerated amortization in 1997 was recorded in the second quarter of that year as a result of a one-time gain recorded in that quarter. The Company expects that all of the required accelerated amortization for 1998 will be recorded against earnings from operations and that the Company will still achieve at least a 10.5 percent return on utility common stock equity from earnings from utility operations. Therefore, $3.3 million of accelerated amortization, reflecting one quarter of the 1998 accelerated amortization requirement of the five-year rate plan implemented in 1997, was recorded in the second quarter of 1998.

     Other net income decreased slightly in the second quarter of 1998 compared to the second quarter of 1997. The Company's largest unregulated subsidiary, American Payment Systems (APS), earned about $126,000 (after-tax) in the second quarter of 1998, before one-time charges, compared to a loss of $185,000 (after-tax) in the second quarter of 1997. This was more than offset by the absence of other non-utility income accruals made in 1997, and a reduction in interest income.

     Interest charges continued on their downward trend, decreasing by $2.6 million in the second quarter of 1998 compared to the second quarter of 1997, as a result of the Company's refinancing program and strong cash flow.

SIX MONTHS OF 1998 VS. SIX MONTHS OF 1997
-----------------------------------------

     Earnings for the first six months of 1998 were $14.4 million, or $1.03 per share (on both a basic and diluted basis), down $1.8 million, or $.12 per share, from the first six months of 1997. Excluding one-time items and accelerated amortization due to one-time items, earnings from operations were $17.3 million, or $1.24 per share, up $.28 per share from the first six months of 1997. The one-time items were:

                                    One-time Items                         EPS
--------------------------------------------------------------------------------
 1997 Quarter 2  Cumulative deferred tax benefits associated with future
                 decommissioning of fossil fuel generating plants         $ .48
--------------------------------------------------------------------------------
 1997 Quarter 2  Accelerated amortization associated with one-time item   $(.29)
--------------------------------------------------------------------------------
 1998 Quarter 2  Subsidiary reserve for agent collection shortfalls and
                 other potentially uncollectible receivables              $(.21)
--------------------------------------------------------------------------------

     Retail operating revenues decreased by about $0.8 million in the first six months of 1998 compared to the first six months of 1997, and retail fuel and energy expense increased by $3.2 million for a retail sales margin (retail revenues less retail fuel expense and revenue-based taxes) decrease of $4.0 million. The principal components of the retail margin change include:

                                                                     $ millions
--------------------------------------------------------------------------------
  Revenues from:  DPUC rate order                                       (3.2)
--------------------------------------------------------------------------------
    Other price changes                                                 (2.4)
--------------------------------------------------------------------------------
    Sales volume-weather related (0.7) %                                (2.0)
--------------------------------------------------------------------------------
    Sales decrease from Yale University cogeneration (0.3)%             (0.7)
--------------------------------------------------------------------------------
    Other "real" sales changes, up 2.7 %                                 7.7
--------------------------------------------------------------------------------
    Fuel expense from:  Sales increase                                  (1.0)
--------------------------------------------------------------------------------
    Reduced nuclear unit availability                                   (1.0)
--------------------------------------------------------------------------------
    Unscheduled outage at Bridgeport Unit 3 (see Note)                  (1.2)
--------------------------------------------------------------------------------
    Fossil fuel price and other                                           -
--------------------------------------------------------------------------------

     Note: Saltwater contamination caused a shutdown of the Bridgeport Harbor Unit 3 generating unit on May 22, 1998. The unit is undergoing repairs and is expected to return to service in mid-August 1998. The outage is costing approximately $1.0 million per month for the purchase of replacement power, as shown in the table above. The total maintenance expense associated with the outage is $0.8 million as shown below, all of it charged in June.

     Net wholesale sales margin (wholesale revenue less wholesale fuel expense) increased slightly in the first six months of 1998 compared to the first six months of 1997. Other operating revenues, which include NEPOOL related transmission revenues, increased by $1.7 million.

     Operating expenses for operations, maintenance and purchased capacity charges decreased by $10.4 million in the first six months of 1998 compared to the first six months of 1997. The principal components of these expense changes include:

                                                                    $ millions
--------------------------------------------------------------------------------
  Connecticut Yankee Unit, preparing for decommissioning               (3.7)
--------------------------------------------------------------------------------
  Cogeneration and other purchases                                     (2.9)
--------------------------------------------------------------------------------
  Unscheduled outage at Bridgeport Unit 3                               0.8
--------------------------------------------------------------------------------
  Unscheduled outage and other expenses at Seabrook                     0.6
--------------------------------------------------------------------------------
  Millstone Unit 3                                                     (0.7)
--------------------------------------------------------------------------------
  Pension investment performance and changes to actuarial
    assumptions and methodologies                                      (2.9)
--------------------------------------------------------------------------------
  Personnel reductions                                                 (3.0)
--------------------------------------------------------------------------------
  Other                                                                 1.4
--------------------------------------------------------------------------------

     Depreciation expense increased by $0.6 million in the first six months of 1998 compared to the first six months of 1997.

     All of the accelerated amortization in 1997 was recorded in the second quarter of that year as a result of a one-time gain recorded in that quarter. The Company expects that all of the required accelerated amortization for 1998 will be recorded against earnings from operations and that the Company will still achieve at least a 10.5 percent return on utility common stock equity from earnings from utility operations. Therefore, $6.5 million of accelerated amortization, reflecting one half of the 1998 accelerated amortization requirements of the five-year rate plan implemented in 1997, was recorded in the first six months of 1998.

     Other net income decreased by about $0.6 million in the first six months of 1998 compared to the first six months of 1997. The Company's largest unregulated subsidiary, American Payment Systems (APS), earned about $287,000 (after-tax) in the first six months of 1998, before one-time charges, compared to a loss of $426,000 (after-tax) in the first six months of 1997. This was more than offset by the absence of other non-utility income accruals made in 1997, and a reduction in interest income.

     Interest charges continued on their downward trend, decreasing by $5.5 million in the first six months of 1998 compared to the first six months of 1997, as a result of the Company's refinancing program and strong cash flow.

                                 LOOKING FORWARD

(THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CURRENTLY EXPECTED. READERS ARE CAUTIONED THAT THE COMPANY REGARDS SPECIFIC NUMBERS AS ONLY THE "MOST LIKELY" TO OCCUR WITHIN A RANGE OF POSSIBLE VALUES.)

Five-year rate plan
-------------------

     On December 31, 1996, the Connecticut  Department of Public Utility Control
(DPUC) issued an order (the Order) that implemented a five-year regulatory framework that would reduce the Company's retail prices and accelerate the recovery of certain "regulatory assets," beginning with deferred conservation costs. The Company is operating under the terms of this order in 1998. The Order's schedule of price reductions and accelerated amortizations was based on a DPUC pro-forma financial analysis that anticipated the Company would be able to implement such changes and earn an allowed return on common stock equity invested in utility assets of 11.5% over the period 1997 through 2001. The Order established a set formula to share any income that would produce a return above the 11.5% level: one-third would be applied to customer bill reductions, one-third would be applied to additional amortization of regulatory assets, and one-third would be retained by shareowners.

     The DPUC, in the Order, acknowledged that the Order could be revisited in the light of any new legislation. In April 1998, Connecticut enacted Public Act 98-28, a massive and complex statute designed to restructure the State's electric utility industry. The business of generating and supplying electricity to consumers will be opened to competition and will be separated from the business of delivering electricity to consumers, beginning in the year 2000. The business of delivering electricity will remain with the incumbent franchised utility companies (including the Company), each to be called an "electric distribution company" (Distribution Company). Beginning in 2000, each retail consumer of electricity in Connecticut (excluding consumers served by municipal electric systems) will be able to choose his, her or its supplier of electricity from among the competing suppliers, for delivery over the wire system of the Distribution Company. Commencing no later than mid-1999, Distribution Companies will be required to separate on consumers' bills the charge for electricity generation services from the charge for delivering the electricity and all other charges. On July 29, 1998, the DPUC issued the first of what are expected to be several orders relative to this "unbundling" requirement.

     A major component of Connecticut's restructuring legislation is the collection, by Distribution Companies, of a "competitive transition" assessment, a "systems benefits" charge, an "energy conservation and load management" assessment and a "renewable energy" assessment, representing costs that either have been or will be reasonably incurred by Distribution Companies to meet their public service obligations as electric companies, and that will not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery, above-market investments in power plants (stranded costs), and the costs of systems benefits and conservation programs. They will be recovered by the Distribution Companies from all consumers of electricity on a going-forward basis, commencing in 2000. Because it is expected that many fossil-fueled power plants may have market values in excess of their net historic costs, the restructuring legislation requires that, in order for a Distribution Company to recover the stranded costs associated with its power plants, its fossil-fueled plants must be sold prior to 2000, and the excess proceeds used to mitigate its recoverable stranded costs, and the Company must attempt to divest its ownership interest in its nuclear-fueled power plants prior to 2004.

     Another requirement of the restructuring legislation is that, by October 1, 1998, each Distribution Company must file, for the DPUC's approval, an "unbundling plan" to transfer into one or more legally separate corporate affiliates, on or before October 1, 1999, all of its power plants that have not been sold by that date and will not be sold prior to 2000.

     On May 20, 1998, the Company announced that it would commence the process of selling, through a two-stage bidding process, all of its nonnuclear generation assets in compliance with the statute. The assets offered for sale include the Company's three fossil-fueled power plants located in Bridgeport and New Haven, Connecticut, two long-term contracts for the purchase of power from refuse-to-energy facilities located in Bridgeport and Shelton, Connecticut, one long-term contract for the purchase of power from a hydroelectric generating station located in Derby, Connecticut and the Company's 5.45% participating share in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. The aggregate generating capability represented by these assets is approximately 1,300 megawatts. In the first stage of the divestiture process, the Company solicited statements of interest from prospective purchasers of the assets. The Company has commenced the second stage of the process, during which a group of potential bidders will conduct in-depth evaluations of the assets and prepare final, binding bids. In addition to the DPUC, the sale of these assets must be approved by the Federal Energy Regulatory Commission.

     On and after January 1, 2000 and until January 1, 2004, the Company will be responsible for providing a standard offer service to customers who do not choose an alternate electricity supplier. The standard offer prices, including the fully-bundled price of generation, transmission and distribution services, the competitive transition assessment, the systems benefits charge and the energy conservation and renewable energy assessments, must be 10% below the average fully-bundled prices in effect on December 31, 1996. The Company has already delivered about 4.6% of this decrease through rate reductions in 1997. The Order anticipated sufficient income in 2000 to accelerate amortization of regulatory assets of about $50 million, equivalent to about 8% of retail revenues. Substantially all of this accelerated amortization may have to be eliminated to provide for the additional standard offer price reduction requirement and added costs imposed by the restructuring legislation, although the legislation does prescribe certain bases for adjusting the price of standard offer service.

     The  Company  expects  that,  for  all  intents  and  purposes,   the  1998
restructuring legislation will take precedence over the Order's five-year rate plan, beginning in the year 2000.

1998 Earnings
-------------

     The Company's earnings from its utility business are greatly affected by: retail sales that fluctuate with weather conditions and economic activity, fossil fuel prices, nuclear generating unit availability and operating costs, and interest rates. These are all items over which the Company has little control, although the Company engages in economic development activities to increase sales, and hedges its exposure to volatility in fuel costs and interest rates.

     The Company's revenues are principally dependent on the level of retail sales. The two primary factors that affect retail sales volume are economic conditions and weather. The Company estimates that mild 1997 weather reduced retail kilowatt-hour sales by about 0.5 percent for the year. Because much of the mild 1997 weather occurred in the summer months when prices are higher than average, the revenue impact was exacerbated. It is estimated that mild weather may have reduced revenues by as much as $5.2 million for the year, and retail sales margin (retail revenue less retail fuel expense and revenue-based taxes) by as much as $4.2 million. Weather corrected retail sales for 1997 were probably in the 5,375-5,425 gigawatt-hour range. On this basis, the Company experienced about 1.0-1.5 percent of "real" sales growth in 1997 (i.e. exclusive of weather and leap year factors) over "normal" 1996 sales, with almost all of the growth occurring in the last half of the year. A similar level of growth in 1998 compared to 1997 from all customer groups would add about $6-$8 million to sales margin. Growth in "real" sales in the first six months of 1998 compared to the first six months of 1997 was more than 2.0 percent, indicating the potential for further real growth in future quarters. Such growth may be tempered by other factors, however, some of which are noted below.

     Reductions in revenues could occur for several other reasons. The Company has dealt with the potential loss of customers as a result of self-generation, relocation or discontinuation of operations by successfully negotiating multi-year contracts with major customers. Such a contract has been signed with Yale University, the Company's largest customer, which has constructed a cogeneration unit that will produce approximately one half of its annual electricity requirements (about 1.5 percent of the Company's total 1997 retail sales), commencing in mid-1998. While providing cost reduction and price stability for customers and helping the Company maintain its customer base for the long term, these contracts are expected to cause future reductions in retail revenues. They reduced retail revenues by about $3 million in 1997 compared to 1996, but are not expected to approach that level of change in 1998.
Additionally, rate migration (customers switching to rates that are more favorable because of usage patterns) reduced retail revenues by about $3 million in 1997 compared to 1996; but the impact of rate migration on revenues in 1998 compared to 1997 is expected to be less than $1 million. Also, as part of the Order, the operation of the Company's long-standing fossil fuel adjustment clause (FAC) mechanism that allowed for recovery in retail rates of changes in fossil fuel costs was suspended within a broad range of fuel prices. FAC revenues decreased by about $1.9 million, to zero, in the first quarter of 1998 compared to the first quarter of 1997, due to this suspension of the FAC.

     To summarize, assuming that rates of "real" growth experienced in the first six months of 1998 continue in the second half, and assuming the expected loss of sales due to Yale University cogeneration, and more normal weather for the last six months of 1998, some growth in retail kilowatt-hour sales, perhaps 0.5 percent, could occur in 1998 compared to 1997. Retail revenues will be reduced, from what they would otherwise be, if the Company is in the "sharing" range above an 11.5% return on common stock equity. Currently, the Company anticipates a revenue reduction of about $2.5 million in 1998 under the sharing mechanism. The overall average retail price anticipated for 1998 is about 11.5 cents per kilowatt-hour, slightly below the average 1997 price but almost 5 percent below the average 1996 price.

     Improvements in wholesale sales margin (wholesale revenue less wholesale fuel expense) will be dependent on the capacity and energy needs of the region, on the availability of generating units, on the addition of new generation sources, and on how the capacity and energy markets perform under the new NEPOOL open competition system, designed to meet Federal Energy Regulatory Commission
(FERC) open access orders, when it is implemented. Implementation of this system is currently expected on or about December 1, 1998, but this date is subject to NEPOOL information system development and testing and further orders from the FERC. No significant wholesale sales margin improvement is expected by the Company from wholesale capacity, transmission and energy sales during 1998.

     Another major factor affecting the Company's 1998 earnings prospects will be the Company's ability to control operating expenses. The Company offered voluntary early retirement programs and a voluntary severance program to union, nonunion and management employees in 1996. A portion of the resulting personnel cost savings occurred in 1996 and 1997, but the largest increment in annual savings will be realized in 1998. Annual savings of about $6 million from personnel reductions are estimated, and this amount was validated by first half results.

     The Company is expecting other significant expense declines in 1998 compared to 1997 from a number of sources. From the nuclear generating units, it is expected that operation and maintenance expenses associated with the Seabrook and Connecticut Yankee units should decline by a total of about $8 million. The Seabrook unit went out of service on June 11, 1998 for unscheduled repairs, but resumed generation on July 11, 1998. This outage should have little impact on anticipated operation and maintenance expense. The Seabrook unit should have no refueling outage during the remainder of 1998 and, if it operates at an assumed 95% availability for the rest of the year (its availability was virtually 100% between refueling outages in 1997), net fuel expense should decline by about $1 million.

     Millstone Unit 3 was taken out of service on March 30, 1996. A comprehensive Nuclear Regulatory Commission (NRC) inquiry into the conformity of the unit and its operations with all applicable NRC regulations and standards was completed and the unit was allowed to resume operation beginning on July 4, 1998. It achieved full power production on July 15, 1998. The Company anticipates that operating costs should ramp down to more normal levels for an efficient and safe nuclear unit of this class, and expects a reduction of about $3 million in these costs in 1998 compared to 1997. Also, net fuel expense should decline by $400,000 per month for every month of operation, net of the replacement fuel provision of about $100,000 per month...for a total reduction of about $2.0 million for 1998 compared to 1997.

     Pension and health benefit expenses, excluding one-time items, are expected to decrease by about $2.5 million in 1998 compared to 1997. NEPOOL expenses are expected to increase by about $1.0 million, and expenses associated with the "Year 2000 Issue" could increase by as much as $2.0-$3.0 million over the 1998-99 period, above the original $2.6 million estimate for information technology systems. This increased estimate is based on more current and detailed information received from embedded technology vendors. Other operation and maintenance expenses may increase or decrease by amounts that cannot be predicted at this time.

     Interest costs are expected to decline by about $10 million in 1998 compared to 1997 to about $52 million, a level that was last experienced in 1984. This interest cost reduction is largely a result of debt refinancings and debt paydown. Interest charges for the first six months of 1998 compared to the first six months of 1997 decreased by $5.5 million.

     Other factors should increase costs. Other operation and maintenance expense should increase by about $7 million in 1998 compared to 1997 reflecting increased fossil-fueled generating unit scheduled maintenance and provisions for future outages. Base depreciation, excluding accelerated amortization, should increase about $2.0 million. Accelerated amortization, per the Order, will increase by about $7 million (reflecting a $3.3 million per quarter increase, except for a $3.1 million decrease in the 1998 second quarter compared to 1997, as all of the $6.4 million amortization for 1997 was recorded as an offset to a one-time gain in the second quarter.) Other operating expenses will have some increases and some decreases that should more or less offset one another.

     In summary, the Company expects substantial net expense reductions that should more than compensate for the loss of one-time items recognized in 1997 (all of them utility related), cover the increase in accelerated conservation and load management amortization, and allow utility earnings to increase above an 11.5% return on common stock equity into the "sharing" range of the Order. The 11.5% return level would produce utility earnings of about $3.40-$3.45 per share, while "shared" earnings could add an additional $.05-$.10 per share. Non-utility earnings, before one-time items, should increase approximately $.05 per share in 1998 compared to 1997, due principally to the anticipated breakeven operation of the non-regulated subsidiaries. The Company expects that 1998 quarterly earnings from operations will follow a pattern similar to that of 1997 on a weather-normalized basis.

     As reported in its recent filing (Form 8-K) with the Securities and Exchange Commission, an investigation of the accounting records of the Company's largest subsidiary, American Payment Systems, Inc. (APS) has led to the creation, in the second quarter of 1998, of additional reserves by APS, for shortfalls in agent collections and other potentially uncollectible receivables that were incurred prior to 1998, in the amount of $4.9 million. This resulted in a one-time charge to the Company's second quarter earnings of $2.9 million after-tax, or $.21 per share of the Company's common stock. APS accounting procedures, which failed to detect the cash flow discrepancies, have been rectified.

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

     The Company's planning and operations functions, and its cash flow, are dependent on the timely flow of electronic data to and from its customers, suppliers and other electric utility system managers and operators. In order to assure that this data flow will not be disturbed by the problems emanating from the fact that many existing computer programs were designed without considering the impact of the year 2000 and use only two digits to identify the year in the date field of the programs (the Year 2000 Issue), the Company initiated in mid-1997, and is pursuing, an aggressive program to identify and correct deficiencies in its computer systems. An inventory and assessment of the Company's computer system applications, hardware, software and embedded technologies has been completed, and recommended solutions to all identified risks and exposures have been generated. A remediation, retirement, renovation and testing program has commenced. Necessary upgrades to mainframe hardware and software are expected to be completed and tested during 1998, and a parallel program with respect to desktop hardware and application software on all platforms is currently projected to be completed and tested, for all critical systems, by March 31, 1999. The Company believes that the successful implementation of this program, currently estimated to cost $2.6 million for existing information systems, will preclude any adverse impact of the Year 2000 Issue on its operations and financial condition. However, embedded technology remediation may increase the cost of this program by as much as $2.0-$3.0 million over the 1998-99 period. As more embedded technology vendor product information is received and evaluated, the extent of any such increase will be determined. The Company is also identifying critical suppliers and other persons with whom data must be exchanged and is asking for assurance of their Year 2000 readiness. Requests for documented readiness information have been sent to all critical suppliers, data sharers and facility building owners and, as responses are received, appropriate solutions and testing programs are being developed and executed. The external risks of the Year 2000 Issue are significantly complicated by the interdependence of the utility system infrastructure, particularly in the power grid and telecommunications areas. UI has joined with the other New England Power Pool participants and with the regional Independent System Operator (ISO-New England) in a program to ensure that the Year 2000 Issue in these areas is being adequately addressed. Contingency plans will be developed for replacing critical operational and information systems, if any, for which Year 2000 readiness has not been demonstrated in a timely manner. The Company recognizes the importance to its customers of a reliable supply of electricity, and it intends to devote whatever resources are necessary to assure that both these programs and their implementation will succeed.

Other
-----

     The City of New Haven (the City) and the Company are involved in a dispute over the amount of personal property taxes owed to the City for tax years beginning with 1991-1992. On May 8, 1998, the City and the Company reached a comprehensive settlement of all of the Company's contested personal property tax assessments and tax bills for the tax years 1991-1992 through 1997-1998 and the Company's personal property tax assessments for the tax year 1998-1999 and subsequent years. Under the terms of this settlement, the Company will pay the City $14.025 million, subject to Superior Court approval of the settlement and conditioned on the Company receiving authorization from the DPUC to recover the settlement amount from its retail customers. The DPUC denied the Company's initial application for such authorization and, on June 30, 1998, the City agreed to extend to August 31, 1998 the time period for satisfying this condition of the settlement in return for a payment by the Company of $5 million. The Company filed a second application with the DPUC on July 9, 1998. If the DPUC authorization is not forthcoming, the $5 million payment will be applied to future tax bills.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. On May
7, 1994,  the Company  received a  "Certificate  of  Correction....to  correct a clerical omission or mistake" from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994, generating tax claims of approximately $3.5 million. On March 1, 1995, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1995-1996, which notices purport to increase said assessed value by approximately 48% over the valuation declared by the Company, generating tax claims of approximately $3.5 million. On May 11, 1995, the Company received notices of assessment changes relative to the assessed values of the Company's personal property for the tax years 1992-1993 and 1993-1994, which notices purport to increase said assessed values by approximately 45% and 49%, respectively, over the valuations declared by the Company, generating tax claims of approximately $4.1 million and $3.5 million, respectively. On March 8, 1996, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1996-1997, which notices purport to increase said assessed value by approximately 57% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.8 million. On March 7, 1997, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1997-1998, which notices purport to increase said assessed value by approximately 54% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.7 million. The
Company has vigorously contested each of these actions by the City's tax assessor. In January 1996, the Connecticut Superior Court granted the Company's motion for summary judgment against the City relative to the earliest tax year at issue, 1991-1992, ruling that, after January 31, 1992, the tax assessor had no statutory authority to revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. This Superior Court decision, which would also have been applicable to and defeated the assessor's valuation increases for the two subsequent tax years, 1992-1993 and 1993-1994, was appealed by the City. On April 11, 1997, the Connecticut Supreme Court reversed the Superior Court's decisions in this and two other companion cases involving other taxpayers, ruling that the tax assessor had a three-year period in which to audit and revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. On May 8, 1998, the City and the Company reached a comprehensive settlement of all of the Company's contested personal property tax assessments and tax bills for the tax years 1991-1992 through 1997-1998 and the Company's personal property tax assessments for the tax year 1998-1999 and subsequent years. Under the terms of this settlement, the Company will pay the City $14.025 million, subject to Superior Court approval of the settlement and conditioned on the Company receiving authorization from the DPUC to recover the settlement amount from its retail customers. The DPUC denied the Company's initial application for such authorization and, on June 30, 1998, the City agreed to extend to August 31, 1998 the time period for satisfying this condition of the settlement in return for a payment by the Company of $5 million. The Company filed a second application with the DPUC on July 9, 1998. If the DPUC authorization is not forthcoming, the $5 million payment will be applied to future tax bills.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of the Shareowners of the Registrant was held on May 20, 1998, for the purpose of electing a Board of Directors for the ensuing year, voting on the employment, by the Board of Directors, of Price Waterhouse LLP as the firm of independent public accountants to audit the books and affairs of the Registrant for the fiscal year 1998, and considering and acting on a proposal to amend the Registrant's Certificate of Incorporation relative to the number of members of the Board of Directors.

     All of the nominees for election as Directors listed in the Registrant's proxy statement for the meeting were elected by the following votes:

                                                      NUMBER OF SHARES
                                           ----------------------------------
                                             VOTED                      NOT
           NOMINEE                           "FOR"                     VOTED
           -------                           -----                     -----

       Thelma R. Albright                  12,573,251                 173,602
       Marc C. Breslawsky                  12,585,923                 160,930
       David E. A. Carson                  12,589,837                 157,016
       John F. Croweak                     12,585,210                 161,643
       J. Hugh Devlin                      12,592,918                 153,935
       Robert L. Fiscus                    11,879,894                 866,959
       Richard J. Grossi                   11,890,717                 856,136
       Betsy Henley-Cohn                   12,571,418                 175,435
       John L. Lahey                       12,589,215                 157,638
       F. Patrick McFadden, Jr.            12,583,615                 163,238
       Frank R. O'Keefe, Jr.               12,573,342                 173,511
       James A. Thomas                     12,573,354                 173,499


     The employment of Price Waterhouse LLP as the firm of independent public accountants to audit the books and affairs of the Registrant for the fiscal year 1998 was approved by the following vote:

                                       NUMBER OF SHARES
                     ------------------------------------------------
                        VOTED               VOTED                NOT
                        "FOR"             "AGAINST"             VOTED
                        -----             ---------             -----

                     12,595,433             47,639             103,781


     The proposal to amend the Registrant's Certificate of Incorporation relative to the number of members of the Board of Directors was approved by the following vote:

                                       NUMBER OF SHARES
                     -----------------------------------------------
                        VOTED               VOTED                NOT
                        "FOR"             "AGAINST"             VOTED
                        -----             ---------             -----

                     12,125,056            367,467             254,330


ITEM 5.  OTHER INFORMATION.

       See the Company's Current Report (Form 8-K), dated July 15, 1998, regarding the creation of $4.9 million of additional reserves by the Company's subsidiary American Payment Systems, Inc. and the resultant one-time charge to the Company's second quarter earnings of $2.9 million after-tax, or $.21 per share of the Company's common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

 Exhibit
Table Item            Exhibit
  Number               Number                                  Description
----------            -------                                  -----------


 (3)                  3.1d        Copy of  Certificate  Amending  Certificate of  Incorporation  by
                                  Actions of Board of Directors  and  Shareholders,  dated  May 28,
                                  1998.

 (3)                  3.2         Copy of Bylaws of The United Illuminating  Company, as amended to
                                  May 28, 1998.

(12), (99)           12           Statement  Showing  Computation  of Ratios of  Earnings  to Fixed
                                  Charges  and Ratios of Earnings  to  Combined  Fixed  Charges and
                                  Preferred  Stock  Dividend   Requirements  (Twelve  Months  Ended
                                  June 30,  1998 and Twelve Months Ended  December 31,  1997, 1996,
                                  1995, 1994 and 1993).

(27)                 27           Financial Data Schedule


     (b) Reports on Form 8-K.

          Item             Financial
          Reported         Statements       Date of Report
          --------         ----------       --------------

              5              None           May 20, 1998
              5              None           July 15, 1998

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE UNITED ILLUMINATING COMPANY




Date  8/13/98                  Signature      /s/ Robert L. Fiscus
    --------------                      ----------------------------------------
                                                  Robert L. Fiscus
                                        Vice Chairman of the Board of Directors
                                              and Chief Financial Officer

                                  EXHIBIT INDEX

 Exhibit
Table Item            Exhibit
 Number               Number                                   Description
----------            -------                                  -----------

 (3)                  3.1d        Copy of  Certificate  Amending  Certificate of  Incorporation  by
                                  Actions of Board of Directors  and  Shareholders,  dated  May 28,
                                  1998.

 (3)                  3.2         Copy of Bylaws of The United Illuminating  Company, as amended to
                                  May 28, 1998.

(12), (99)           12           Statement  Showing  Computation  of Ratios of  Earnings  to Fixed
                                  Charges  and Ratios of Earnings  to  Combined  Fixed  Charges and
                                  Preferred  Stock  Dividend   Requirements  (Twelve  Months  Ended
                                  June 30,  1998 and Twelve Months Ended  December 31,  1997, 1996,
                                  1995, 1994 and 1993).

(27)                 27           Financial Data Schedule