Form 10-Q
period 1998-09-30
UNITED ILLUMINATING CO
filed 1998-11-13
CIK 101265

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 1998

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

     The number of shares outstanding of the issuer's only class of common stock, as of September 30, 1998, was 14,334,922.

                                      INDEX

                          Part I. FINANCIAL INFORMATION

                                                                          PAGE
                                                                         NUMBER
                                                                        -------

Item 1.  Financial Statements.                                              3

         Consolidated Statement of Income for the three and nine months
           ended September 30, 1998 and 1997.                               3
         Consolidated Balance Sheet as of September 30, 1998 and
           December 31, 1997.                                               4
         Consolidated Statement of Cash Flows for the three and nine
           months ended September 30, 1998 and 1997.                        6

         Notes to Consolidated Financial Statements.                        7
           -   Statement of Accounting Policies                             7
           -   Capitalization                                               8
           -   Rate-Related Regulatory Proceedings                          9
           -   Short-term Credit Arrangements                              11
           -   Income Taxes                                                12
           -   Supplementary Information                                   13
           -   Fuel Financing Obligations and Other Lease Obligations      14
           -   Commitments and Contingencies                               14
               -  Capital Expenditure Program                              14
               -  Nuclear Insurance Contingencies                          14
               -  Other Commitments and Contingencies                      15
                  - Connecticut Yankee                                     15
                  - Hydro-Quebec                                           15
                  - Property Taxes                                         16
                  - Site Decontamination, Demolition and Remediation Costs 16
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning     16

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                        18

           -   Major Influences on Financial Condition                     18
           -   Capital Expenditure Program                                 22
           -   Liquidity and Capital Resources                             23
           -   Subsidiary Operations                                       24
           -   Results of Operations                                       25
           -   Looking Forward                                             28

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                35

Item 6.  Exhibits and Reports on Form 8-K.                                 36

         SIGNATURES                                                        37

                                       PART I: FINANCIAL INFORMATION
                                        ITEM I: FINANCIAL STATEMENTS
                                      THE UNITED ILLUMINATING COMPANY
                                      CONSOLIDATED STATEMENT OF INCOME
                                    (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                (UNAUDITED)

                                                                         Three Months Ended             Nine Months Ended
                                                                            September 30,                 September 30,
                                                                         1998           1997            1998          1997
                                                                         ----           ----            ----          ----

OPERATING REVENUES (NOTE G)                                            $198,601       $196,563        $520,867      $540,662
                                                                   -------------  -------------   -------------  ------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                     39,701         44,024         113,654       137,965
     Capacity purchased                                                   9,124          8,359          24,324        30,198
     Other                                                               36,384         38,415         107,787       115,324
  Maintenance                                                            10,981         10,122          32,574        30,016
  Depreciation                                                           23,247         17,239          64,685        57,945
  Amortization of cancelled nuclear project and deferred return           3,440          3,440          10,319        10,319
  Income taxes (Note F)                                                  24,448         23,101          47,128        35,128
  Other taxes (Note G)                                                   13,814         13,512          39,083        40,574
                                                                   -------------  -------------   -------------  ------------
       Total                                                            161,139        158,212         439,554       457,469
                                                                   -------------  -------------   -------------  ------------
OPERATING INCOME                                                         37,462         38,351          81,313        83,193
                                                                   -------------  -------------   -------------  ------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction                       (35)           (12)             35           330
  Other-net (Note G)                                                      1,798             83          (2,218)        1,589
  Non-operating income taxes                                                701          1,981           3,707         4,920
                                                                   -------------  -------------   -------------  ------------
       Total                                                              2,464          2,052           1,524         6,839
                                                                   -------------  -------------   -------------  ------------
INCOME BEFORE INTEREST CHARGES                                           39,926         40,403          82,837        90,032
                                                                   -------------  -------------   -------------  ------------
INTEREST CHARGES
  Interest on long-term debt                                             11,759         16,233          38,161        48,481
  Interest on Seabrook obligation bonds owned by the company             (1,817)        (1,691)         (5,453)       (5,073)
  Other interest (Note G)                                                 2,169            872           4,445         2,490
  Allowance for borrowed funds used during construction                    (241)          (288)           (505)       (1,127)
                                                                   -------------  -------------   -------------  ------------
                                                                         11,870         15,126          36,648        44,771
  Amortization of debt expense and redemption premiums                      617            672           1,885         1,998
                                                                   -------------  -------------   -------------  ------------
       Net Interest Charges                                              12,487         15,798          38,533        46,769
                                                                   -------------  -------------   -------------  ------------

MINORITY INTEREST IN PREFERRED SECURITIES                                 1,203          1,203           3,609         3,609
                                                                   -------------  -------------   -------------  ------------

NET INCOME                                                               26,236         23,402          40,695        39,654
Discount on preferred stock redemptions                                       0            (29)            (21)          (48)
Dividends on preferred stock                                                 50             51             151           154
                                                                   -------------  -------------   -------------  ------------
INCOME APPLICABLE TO COMMON STOCK                                       $26,186        $23,380         $40,565       $39,548
                                                                   =============  =============   =============  ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                      14,028         13,887          14,012        14,029
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                    14,032         13,908          14,018        14,036

EARNINGS PER SHARE OF COMMON STOCK - BASIC                                $1.87          $1.68           $2.90         $2.82
EARNINGS PER SHARE OF COMMON STOCK - DILUTED                              $1.87          $1.68           $2.89         $2.82

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                         $0.72          $0.72           $2.16         $2.16


                  The accompanying Notes to Consolidated Financial
               Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                             (Thousands of Dollars)

                                                           September 30,        December 31,
                                                               1998                1997*
                                                               ----                ----
                                                           (Unaudited)
Utility Plant at Original Cost
  In service                                                  $1,875,768          $1,867,145
  Less, accumulated provision for depreciation                   698,371             644,971
                                                          ---------------     ---------------
                                                               1,177,397           1,222,174

Construction work in progress                                     27,202              25,448
Nuclear fuel                                                      22,928              25,990
                                                          ---------------     ---------------
     Net Utility Plant                                         1,227,527           1,273,612
                                                          ---------------     ---------------


Other Property and Investments                                    35,561              32,451
                                                          ---------------     ---------------

Current Assets
  Cash and temporary cash investments                             13,329              32,002
  Accounts receivable
   Customers, less allowance for doubtful
     accounts of $1,800 and $1,800                                66,013              57,231
   Other                                                          33,000              27,914
  Accrued utility revenues                                        23,945              25,269
  Fuel, materials and supplies, at average cost                   29,029              19,147
  Prepayments                                                     31,189               3,397
  Other                                                              143                  67
                                                          ---------------     ---------------
     Total                                                       196,648             165,027
                                                          ---------------     ---------------

Deferred Charges
  Unamortized debt issuance expenses                               8,924               6,611
  Other                                                            3,443               5,727
                                                          ---------------     ---------------
     Total                                                        12,367              12,338
                                                          ---------------     ---------------

Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
  Income taxes due principally to book-tax differences           216,453             228,992
  Connecticut Yankee                                              46,666              51,313
  Deferred return - Seabrook Unit 1                               15,732              25,171
  Unamortized redemption costs                                    21,994              23,027
  Unamortized cancelled nuclear projects                          11,245              12,125
  Uranium enrichment decommissioning cost                          1,211               1,312
  Other                                                            5,311               6,357
                                                          ---------------     ---------------
     Total                                                       318,612             348,297
                                                          ---------------     ---------------

                                                              $1,790,715          $1,831,725
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

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)

                                                            September 30,        December 31,
                                                                1998                1997*
                                                                ----                ----
                                                             (Unaudited)
Capitalization (Note B)
  Common stock equity
    Common stock                                                 $292,006            $288,730
    Paid-in capital                                                 1,978               1,349
    Capital stock expense                                          (2,182)             (2,182)
    Unearned employee stock ownership plan equity                 (10,447)            (11,160)
    Retained earnings                                             172,506             162,226
                                                           ---------------     ---------------
                                                                  453,861             438,963
  Preferred stock                                                   4,299               4,351
  Minority interest in preferred securities                        50,000              50,000
  Long-term debt
    Long-term debt                                                657,501             746,058
    Investment in Seabrook obligation bonds                       (92,860)           (101,388)
                                                           ---------------     ---------------
      Net long-term debt                                          564,641             644,670
                                                           ---------------     ---------------

          Total                                                 1,072,801           1,137,984
                                                           ---------------     ---------------

Noncurrent Liabilities
  Connecticut Yankee contract obligation                           36,905              40,821
  Pensions accrued                                                 34,794              39,149
  Nuclear decommissioning obligation                               21,568              17,538
  Obligations under capital leases                                 16,596              16,853
  Other                                                             6,343               5,507
                                                           ---------------     ---------------
          Total                                                   116,206             119,868
                                                           ---------------     ---------------

Current Liabilities
  Current portion of long-term debt                                74,574             100,000
  Notes payable                                                   113,195              37,751
  Accounts payable                                                 38,750              68,699
  Dividends payable                                                10,150              10,051
  Taxes accrued                                                    20,355               4,166
  Interest accrued                                                 14,330              10,266
  Obligations under capital leases                                    345                 340
  Other accrued liabilities                                        40,313              37,471
                                                           ---------------     ---------------
          Total                                                   312,012             268,744
                                                           ---------------     ---------------

Customers' Advances for Construction                                1,866               1,878
                                                           ---------------     ---------------

Regulatory Liabilities (future amounts owed to customers
                        through the ratemaking process)
  Accumulated deferred investment tax credits                      15,814              16,385
  Other                                                             5,053               2,356
                                                           ---------------     ---------------
          Total                                                    20,867              18,741
                                                           ---------------     ---------------

Deferred Income Taxes (future tax liabilities owed                266,963             284,510
                       to taxing authorities)
Commitments and Contingencies (Note L)
                                                           ---------------     ---------------
                                                               $1,790,715          $1,831,725
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

                                     THE UNITED ILLUMINATING COMPANY
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (THOUSANDS OF DOLLARS)
                                              (UNAUDITED)

                                                                       Three Months Ended          Nine Months Ended
                                                                          September 30,              September 30,
                                                                        1998         1997          1998           1997
                                                                        ----         ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                           $26,236      $23,402       $40,695        $39,654
                                                                   ------------  -----------  ------------  -------------
  Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation and amortization                                      24,419       18,405        68,167         61,460
     Deferred income taxes                                                 271        5,609        (5,009)        (5,356)
     Deferred investment tax credits - net                                (190)        (190)         (571)          (571)
     Amortization of nuclear fuel                                        1,641        1,785         4,138          4,662
     Allowance for funds used during construction                         (206)        (276)         (540)        (1,457)
     Amortization of deferred return                                     3,146        3,146         9,439          9,439
     Changes in:
             Accounts receivable - net                                 (10,342)      (6,754)      (13,868)        16,417
             Fuel, materials and supplies                                1,680        1,007        (9,882)         1,966
             Prepayments                                               (21,711)      (3,687)      (27,792)        (4,278)
             Accounts payable                                          (14,096)        (517)      (29,949)       (25,172)
             Interest accrued                                           (3,853)      (6,529)        4,064          2,608
             Taxes accrued                                              14,269        9,202        16,189         11,103
             Other assets and liabilities                                1,693          336         2,888         (1,998)
                                                                   ------------  -----------  ------------  -------------
     Total Adjustments                                                  (3,279)      21,537        17,274         68,823
                                                                   ------------  -----------  ------------  -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               22,957       44,939        57,969        108,477
                                                                   ------------  -----------  ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock                                                            308      (10,390)        4,618        (10,390)
   Long-term debt                                                            -       98,500        99,780         98,500
   Notes payable                                                        (5,630)       8,354        75,444         33,030
   Securities redeemed and retired:
     Preferred stock                                                         -          (70)          (52)          (110)
     Long-term debt                                                          -      (55,749)     (213,976)       (88,334)
   Discount on preferred stock redemption                                    -           29            21             48
   Expense of issue                                                          -       (1,500)         (800)        (1,500)
   Lease obligations                                                       (86)         (80)         (252)          (234)
   Dividends
     Preferred stock                                                       (50)         (51)         (152)          (155)
     Common stock                                                      (10,095)     (10,153)      (30,185)       (30,459)
                                                                   ------------  -----------  ------------  -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    (15,553)      28,890       (65,554)           396
                                                                   ------------  -----------  ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Plant expenditures, including nuclear fuel                          (9,047)      (4,215)      (19,616)       (28,402)
    Investment in debt securities                                            -            -         8,528              -
                                                                   ------------  -----------  ------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                                   (9,047)      (4,215)      (11,088)       (28,402)
                                                                   ------------  -----------  ------------  -------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                               (1,643)      69,614       (18,673)        80,471
BALANCE AT BEGINNING OF PERIOD                                          14,972       17,251        32,002          6,394
                                                                   ------------  -----------  ------------  -------------
BALANCE AT END OF PERIOD                                               $13,329      $86,865       $13,329        $86,865
                                                                   ============  ===========  ============  =============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                                $13,895      $19,819       $33,345        $40,578
                                                                   ============  ===========  ============  =============
   Income taxes                                                        $12,100       $9,000       $35,150        $26,773
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

                                   (UNAUDITED)

     The consolidated financial statements of the Company and its wholly-owned subsidiary, United Resources, Inc., have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 1997. Such notes are supplemented as follows:

(A)  STATEMENT OF ACCOUNTING POLICIES

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

     The weighted average AFUDC rate applied in the first nine months of 1998 and 1997 was 7.33% and 7.83%, respectively, on a before-tax basis.

CASH AND TEMPORARY CASH INVESTMENTS

     For cash flow purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and temporary cash investments. The Company records outstanding checks as accounts payable until the checks have been honored by the banks.

NUCLEAR DECOMMISSIONING TRUSTS

     External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $1.9 million in the first nine months of each of 1998 and 1997 into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At September 30, 1998, the Company's shares of the trust fund balances, which included accumulated earnings on the funds, were $15.4 million and $6.2 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

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

     As of September 30, 1998, the Company had swap agreements for 1998 for 225,000 barrels of fuel oil at a weighted average price of $15.96 per barrel.

                         THE UNITED ILLUMINATING COMPANY

(B)  CAPITALIZATION

     (A) COMMON STOCK

     The Company had 14,334,922 shares of its common stock, no par value, outstanding at September 30, 1998, of which 307,345 shares were unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP") and not recognized as outstanding for accounting purposes.

     In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. The Connecticut Department of Public Utility Control (DPUC) has approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 3,500 shares of stock at an exercise price of $30 per share, 7,800 shares of stock at an exercise price of $39.5625 per share, and 5,000 shares of stock at an exercise price of $42.375 per share have been granted by the Board of Directors and remained outstanding at September 30, 1998. Options to purchase 14,299 shares of stock at an exercise price of $30 per share, 54,500 shares of stock at an exercise price of $30.75 per share, 4,000 shares of stock at an exercise price of $35.625 per share, and 25,999 shares of stock at an exercise price of $39.5625 per share were exercised during the first nine months of 1998.

     The Company has entered into an arrangement under which it loaned $11.5 million to The United Illuminating Company ESOP. The trustee for the ESOP used the funds to purchase shares of the Company's common stock in open market transactions. The shares will be allocated to employees' ESOP accounts, as the loan is repaid, to cover a portion of the Company's required ESOP contributions. The loan will be repaid by the ESOP over a twelve-year period, using the Company contributions and dividends paid on the unallocated shares of the stock held by the ESOP. As of September 30, 1998, 307,345 shares, with a fair market value of $16.1 million, had been purchased by the ESOP and had not been committed to be released or allocated to ESOP participants.

     (B) RETAINED EARNINGS RESTRICTION

     The indenture under which $166.2 million principal amount of Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $114.3 million were free from such limitations at September 30, 1998.

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

(C) RATE-REGULATED REGULATORY PROCEEDINGS

     In April  1998,  Connecticut  enacted  Public Act 98-28 (the  Restructuring
Act), a massive and complex statute designed to restructure the State's electric utility industry. The business of generating and supplying electricity to consumers will be opened to competition and will be separated from the business of delivering electricity to consumers, beginning in the year 2000. The business of delivering electricity will remain with the incumbent franchised utility companies (including the Company). Beginning in 2000, each retail consumer of electricity in Connecticut (excluding consumers served by municipal electric systems) will be able to choose his, her or its supplier of electricity from among competing licensed suppliers, for delivery over the wires system of the franchised electric utility (Distribution Company). Commencing no later than mid-1999, Distribution Companies will be required to separate on consumers' bills the charge for electricity generation services from the charge for delivering the electricity and all other charges. On July 29, 1998, the DPUC issued the first of what are expected to be several orders relative to this "unbundling" requirement.

     A major component of the Restructuring Act is the collection, by Distribution Companies, of a "competitive transition assessment," a "systems benefits charge," an "energy conservation and load management program charge" and a "renewable energy investment charge." The competitive transition assessment and the systems benefits charge represent costs that either have been or will be reasonably incurred by Distribution Companies to meet their public service obligations as electric companies, and that will likely not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants (so-called stranded costs). The costs of conservation programs and renewable energy investments are new charges established in the Restructuring Act. Beginning in 2000, the Distribution Company must collect the competitive transition assessment, systems benefits charge, and conservation and load management and renewable investment charges from all Distribution Company customers. The Distribution Company will also be required to offer a "standard offer" rate that is, subject to certain adjustments, at least 10% below its fully bundled price for electricity at December 31, 1996, as discussed below. The standard offer is required, subject to certain adjustments, to be the total rate charged under the standard offer, including transmission and distribution services, the competitive transition assessment, the systems benefits charge, the conservation and load management program charge and the renewable energy charge. The Restructuring Act requires that, in order for a Distribution Company to recover any stranded costs associated with its power plants, its fossil-fueled plants must be sold prior to 2000 with any net excess proceeds used to mitigate its recoverable stranded costs, and the Company must attempt to divest its ownership interest in its nuclear-fueled power plants prior to 2004. By October 1, 1998, each Distribution Company was required to file, for the DPUC's approval, an "unbundling plan" to separate, on or before October 1, 1999, all of its power plants that will not have been sold prior to the DPUC's approval of the unbundling plan or will not be sold prior to 2000.

      In May of 1998 the Company announced that it would commence selling, through a two-stage bidding process, all of its non-nuclear generation assets, in compliance with the Restructuring Act. On October 2, 1998, the Company agreed to sell both of its operating fossil-fueled generating stations, Bridgeport Harbor Station and New Haven Harbor Station, to Wisvest-Connecticut, LLC, a single-purpose subsidiary of Wisvest Corporation. Wisvest Corporation is a non-utility subsidiary of Wisconsin Energy Corporation, Milwaukee, Wisconsin. The sale price is $272 million in cash, including payment for some non-plant items, and the transaction is expected to close during the spring of 1999. It is contingent upon the receipt of approvals from the DPUC, the Federal Energy Regulatory Commission, and other federal and state agencies. A petition seeking the DPUC's approval was filed on October 30, 1998.

                         THE UNITED ILLUMINATING COMPANY

      The Company will realize a book gain from the sale proceeds net of taxes and plant investment. However, this gain will be offset by a writedown of regulated plant costs, including tax-related regulatory assets, displaced worker relocation costs and other costs, such that there will be no net income effect of the sale. Net cash proceeds from the sale are expected to be in the range of $160-$165 million. The Company anticipates using these proceeds to reduce debt, possibly to reduce equity through a special dividend or stock buyback, and for growth opportunities.

      The October 2, 1998 sale agreement for Bridgeport Harbor Station and New Haven Harbor Station resulted from a bidding process. The Company's only other fossil-fueled generating station is its small deactivated English Station, in New Haven. English Station was also offered for sale in the bidding process, but it attracted no bids. Also offered for sale were two long-term contracts for the purchase of power from refuse-to-energy facilities located in Bridgeport and Shelton, Connecticut, one long-term contract for the purchase of power from a small hydroelectric generating station located in Derby, Connecticut, and the Company's 5.45% participating share in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. None of these contracts attracted an acceptable bid.

      On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, the Company stated that its unbundling plan for the Company's nuclear generation ownership interests, 17.5% of Seabrook Station, in New Hampshire, and 3.685% of Millstone Station Unit No. 3, in Connecticut, is divestiture by the end of 2003 in accordance with the Restructuring Act. The divestiture method has not yet been determined. In anticipation of ultimate divestiture, the Company proposed to satisfy, on a functional basis, the Restructuring Act's requirement that nuclear generating assets be separated from its transmission and distribution assets. This would be accomplished by transferring the nuclear generating assets into separate new divisions of the Company, using divisional financial statements and accounting to segregate all revenues, expenses, assets and liabilities associated with each nuclear ownership interest.

      The Company's unbundling plan also proposes to facilitate the clear functional separation of the Company's ongoing regulated transmission and distribution operations and functions from all of its unregulated operations and activities by undergoing a corporate restructuring into a holding company structure. In the holding company structure proposed, the Company will become a wholly-owned subsidiary of a holding company, and each share of the common stock of the Company will be converted into a share of common stock of the holding company. In connection with the formation of the holding company structure, all of the Company's interests in all of its operating unregulated subsidiaries will be transferred to the holding company and, to the extent new unregulated businesses are subsequently acquired or commenced, they will also be financed and owned by the holding company. An application for the DPUC's approval of this corporate restructuring was filed on November 13, 1998.

      Under the Restructuring Act, all Connecticut electricity customers will be able to choose their power supply providers after June 30, 2000. The Company will be required to offer fully-bundled service to customers under a regulated "standard offer" rate and will also become the service provider to each customer who does not choose an alternate power supply provider. In order to mitigate the financial risk that these regulated service mandates will pose to the Company in an unregulated power generation environment, its unbundling plan proposes that a purchased power adjustment clause be added to its regulated rates, effective July 1, 2000. This clause, similar to and based on the purchased gas adjustment clauses used by Connecticut's natural gas local distribution companies, would work in tandem with the Company's procurement of power supplies to assure that standard offer customers pay competitive market rates for generation services even though they do not choose an alternate electricity supplier. The Distribution Company is also required under the Restructuring Act to provide back-up service to customers whose electric supplier fails to provide electric generation services for reasons other than the customers' failure to pay for such services. The Restructuring Act provides for the Distribution Company to recover its reasonable costs of providing this back-up service.

                         THE UNITED ILLUMINATING COMPANY

      In addition to approval by the DPUC, the several features of the Company's unbundling plan will be subject to approvals and consents by federal regulators, state and federal environmental and antitrust agencies, and the Company's common stock shareowners.

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

     The 1996 five-year rate plan includes a provision that it may be reopened and modified upon the enactment of electric industry restructuring legislation in Connecticut. However, the Company is unable to predict, at this time, whether or when or in what respects the 1996 five-year plan will be modified on account of the enactment of the 1998 Restructuring Act.

(E)  SHORT-TERM CREDIT ARRANGEMENTS

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 9, 1998. The Company expects that this agreement will be extended to December 1999. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by either the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of September 30, 1998, the Company had $29.3 million of short-term borrowings outstanding under this facility.

     On June 8, 1998, the Company borrowed $80 million under a new revolving credit agreement with a group of banks. The funds were used to repay $80 million of Term Loans prior to their due dates. The borrowing limit of this facility, which extends to June 7, 1999, is $80 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of September 30, 1998, the Company had $80 million of short-term borrowings outstanding under this facility.

     In addition, as of September 30, 1998, one of the Company's indirect subsidiaries, American Payment Systems, Inc., had borrowings of $3.8 million outstanding under a bank line of credit agreement.

                         THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                               Three Months Ended             Nine Months Ended
(F) INCOME  TAXES                                                 September 30,                 September 30,
                                                               1998          1997            1998          1997
                                                               ----          ----            ----          ----
                                                                     (000's)                       (000's)
Income tax expense consists of:

Income tax provisions:
  Current
             Federal                                          $18,331       $11,899         $37,957       $27,346
             State                                              5,335         3,802          11,044         8,789
                                                          ------------  ------------    ------------  ------------
                Total current                                  23,666        15,701          49,001        36,135
                                                          ------------  ------------    ------------  ------------
  Deferred
             Federal                                              184         4,602          (3,510)       (3,397)
             State                                                 87         1,007          (1,499)       (1,959)
                                                          ------------  ------------    ------------  ------------
                Total deferred                                    271         5,609          (5,009)       (5,356)
                                                          ------------  ------------    ------------  ------------

  Investment tax credits                                         (190)         (190)           (571)         (571)
                                                          ------------  ------------    ------------  ------------

     Total income tax expense                                 $23,747       $21,120         $43,421       $30,208
                                                          ============  ============    ============  ============

Income tax components charged as follows:
  Operating expenses                                          $24,448       $23,101         $47,128       $35,128
  Other income and deductions - net                              (701)       (1,981)         (3,707)       (4,920)
                                                          ------------  ------------    ------------  ------------

     Total income tax expense                                 $23,747       $21,120         $43,421       $30,208
                                                          ============  ============    ============  ============

The following table details the components
 of the deferred income taxes:
     Conservation and load management                         ($2,922)        ($931)        ($6,935)      ($5,022)
     Accelerated depreciation                                   1,535         1,459           4,603         4,378
     Tax depreciation on unrecoverable plant investment         1,212         1,232           3,636         3,695
     Seabrook sale/leaseback transaction                          808         1,486          (3,553)       (3,686)
     Pension benefits                                           1,020         1,983           2,003         2,092
     Postretirement benefits                                      (94)          187            (302)         (105)
     Fossil fuel decommissioning reserve                          (82)         (142)           (247)       (7,144)
     Unit overhaul and replacement power costs                   (361)         (287)            101         1,099
     Other - net                                                 (845)          622          (4,315)         (663)
                                                          ------------  ------------    ------------  ------------

Deferred income taxes - net                                      $271        $5,609         ($5,009)      ($5,356)
                                                          ============  ============    ============  ============

                                        THE UNITED ILLUMINATING COMPANY

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(G)  SUPPLEMENTARY INFORMATION


                                                                Three Months Ended               Nine Months Ended
                                                                  September 30,                    September 30,
                                                                1998            1997            1998           1997
                                                                ----            ----            ----           ----
                                                                      (000's)                          (000's)

Operating Revenues
------------------

    Retail                                                    $185,982       $177,323         $481,749        $473,848
    Wholesale - capacity                                         2,661          2,483            8,974           7,265
              - energy                                           6,575         15,510           23,523          56,783
    Other                                                        3,383          1,247            6,621           2,766
                                                         --------------  -------------    -------------  --------------
         Total Operating Revenues                             $198,601       $196,563         $520,867        $540,662
                                                         ==============  =============    =============  ==============

Sales by Class(MWH's)
--------------------

    Retail
    Residential                                                553,475        505,070        1,462,288       1,415,844
    Commercial                                                 639,637        613,924        1,771,401       1,697,625
    Industrial                                                 312,088        305,492          870,705         867,082
    Other                                                       11,874         12,008           35,895          36,256
                                                         --------------  -------------    -------------  --------------
                                                             1,517,074      1,436,494        4,140,289       4,016,807
    Wholesale                                                  279,868        608,754        1,043,657       2,104,892
                                                         --------------  -------------    -------------  --------------
         Total Sales by Class                                1,796,942      2,045,248        5,183,946       6,121,699
                                                         ==============  =============    =============  ==============

Other Taxes
-----------

    Charged to:
    Operating:
       State gross earnings                                     $7,154         $6,777          $18,325         $18,005
       Local real estate and personal property                   5,316          5,451           16,217          17,742
       Payroll taxes                                             1,338          1,284            4,535           4,827
       Other                                                         6              0                6               0
                                                         --------------  -------------    -------------  --------------
                                                                13,814         13,512           39,083          40,574
    Nonoperating and other accounts                                105            111              398             343
                                                         --------------  -------------    -------------  --------------
         Total Other Taxes                                     $13,919        $13,623          $39,481         $40,917
                                                         ==============  =============    =============  ==============

Other Income and (Deductions) - net
-----------------------------------

    Interest income                                             $2,134           $458           $2,794          $1,384
    Equity earnings from Connecticut Yankee                        168            312              693           1,000
    Earnings (Loss) from subsidiary companies                      (85)           (75)          (4,613)           (970)
    Miscellaneous other income and (deductions) - net             (419)          (612)          (1,092)            175
                                                         --------------  -------------    -------------  --------------
         Total Other Income and (Deductions) - net              $1,798            $83          ($2,218)         $1,589
                                                         ==============  =============    =============  ==============

Other Interest Charges
----------------------

    Notes Payable                                                 $527           $749           $1,842          $1,949
    Other                                                        1,642            123            2,603             541
                                                         --------------  -------------    -------------  --------------
         Total Other Interest Charges                           $2,169           $872           $4,445          $2,490
                                                         ==============  =============    =============  ==============

                         THE UNITED ILLUMINATING COMPANY

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

     The Company has a Fossil Fuel Supply Agreement with a financial institution providing for financing up to $37.5 million of fossil fuel purchases. Under this agreement, the financing entity may acquire and/or store natural gas, coal and fuel oil for sale to the Company, and the Company may purchase these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to November 1999. At September 30, 1998, no fossil fuel purchases were being financed under this agreement.

(L)  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM

     The Company's continuing capital expenditure program is presently estimated at $149.6 million, excluding AFUDC, for 1998 through 2002.

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

                         THE UNITED ILLUMINATING COMPANY

OTHER COMMITMENTS AND CONTINGENCIES

                               CONNECTICUT YANKEE

     On December 4, 1996, the Board of Directors of the Connecticut Yankee Atomic Power Company (Connecticut Yankee) voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. The Company has a 9.5% stock ownership share in Connecticut Yankee and had relied on the Connecticut Yankee Unit for approximately 3.7% of the Company's 1995 total generating resources. The power purchase contract under which the Company has purchased its 9.5% entitlement to the Connecticut Yankee Unit's power output permits Connecticut Yankee to recover 9.5% of all of its costs from UI. In December of 1996, Connecticut Yankee filed decommissioning cost estimates and amendments to the power contracts with its owners with the Federal Energy Regulatory Commission (FERC). Based on regulatory precedent, this filing seeks confirmation that Connecticut Yankee will continue to collect from its owners its decommissioning costs, the unrecovered investment in the Connecticut Yankee Unit and other costs associated with the permanent shutdown of the Connecticut Yankee Unit. UI expects that it will continue to be allowed to recover its share of all FERC-approved costs from its customers through retail rates. The Company's estimate of its remaining share of costs, including decommissioning, less return of investment (approximately $9.8 million) and return on investment (approximately $5.6 million) at September 30, 1998, is approximately $36.9 million. This estimate, which is subject to ongoing review and revision, has been recorded by the Company as a regulatory asset and an obligation on the Consolidated Balance Sheet.

     On August 31, 1998, a FERC Administrative Law Judge (ALJ) released an initial decision regarding Connecticut Yankee's December 1996 filing. The initial decision contains provisions that would allow Connecticut Yankee to recover, through the power contracts with its owners, the balance of its net unamortized investment in the Connecticut Yankee Unit, but would disallow recovery of a portion of the return on Connecticut Yankee's investment in the unit. The ALJ's decision also states that decommissioning cost collections by Connecticut Yankee, through the power contracts, should continue to be based on a previously-approved estimate until a new, more reliable estimate has been prepared and tested. During October of 1998, Connecticut Yankee and its owners filed briefs setting forth exceptions to the ALJ's initial decision. If this initial decision is upheld by the FERC, Connecticut Yankee could be required to write off a portion of the regulatory asset on its Balance Sheet associated with the retirement of the Connecticut Yankee Unit. In this event, however, the Company would not be required to record any write-off on account of its 9.5% ownership share in Connecticut Yankee, because the Company has recorded its regulatory asset associated with the retirement of the Connecticut Yankee Unit net of any return on investment. The Company cannot predict, at this time, the outcome of the FERC proceeding. However, the Company will continue to support Connecticut Yankee's efforts to contest the ALJ's initial decision.

                                  HYDRO-QUEBEC

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which the Company has a 5.45% participating share, has a 690 megawatt equivalent capacity value; and Phase II, in which the Company has a 5.45% participating share, increased the equivalent capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. Additionally, the Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of September 30, 1998, the Company's guarantee liability for this debt was approximately $7.0 million.

                         THE UNITED ILLUMINATING COMPANY

                                 PROPERTY TAXES

     The City of New Haven (the City) and the Company are involved in a dispute over the amount of personal property taxes owed to the City for tax years beginning with 1991-1992. On May 8, 1998, the City and the Company reached a comprehensive settlement of all of the Company's contested personal property tax assessments and tax bills for the tax years 1991-1992 through 1997-1998 and the Company's personal property tax assessments for the tax year 1998-1999 and subsequent years. Under the terms of this settlement, the Company will pay the City $14.025 million, subject to Superior Court approval of the settlement and conditioned on the Company receiving authorization from the DPUC to recover the settlement amount from its retail customers. The DPUC denied the Company's initial application for such authorization and the City has agreed to extend to November 30, 1998 the time period for satisfying this condition of the settlement in return for a payment by the Company of $6 million, which has been recognized as a prepayment of property taxes. The Company filed a second application with the DPUC on July 9, 1998. If the DPUC authorization is not forthcoming, the $6 million payment will be applied to future tax bills.

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

     The Company has estimated that the total cost of decontaminating and demolishing its Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $8.3 million had been incurred as of September 30, 1998, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 DPUC retail rate decision, beginning January 1, 1993, the Company has been recovering through retail rates $1.075 million of the remediation costs per year. The remediation costs, property value and recovery from customers will be subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

     The Company is presently remediating an area of PCB contamination at a site, bordering the Mill River in New Haven, that contains transmission facilities and the deactivated English Station generation facilities. Remediation costs, including the repair and/or replacement of approximately 560 linear feet of sheet piling, are currently estimated at $7.5 million. In addition, the Company is planning to repair and/or replace the remaining deteriorated sheet piling bordering the English Station property, at an additional estimated cost of $10 million.

     As described at Note (C) "Rate-Regulated Regulatory Proceedings" above, the Company has contracted to sell its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut's electric utility industry restructuring legislation. Environmental assessments performed in connection with the marketing of these plants indicate that substantial remediation expenditures will be required in order to bring the plant sites into compliance with applicable Connecticut minimum standards following their sale. The proposed purchaser of the plants has agreed to undertake and pay for the major portion of this remediation. However, the Company will be responsible for remediation of the portions of the plant sites that will be retained by it.

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $473 million (in 1998 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be approximately $83 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the first nine months of 1998 was $1,570,000. UI's share of the fund at September 30, 1998 was approximately $15.4 million.

                        THE UNITED ILLUMINATING COMPANY

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The current decommissioning cost estimate for Millstone Unit 3 is $557 million (in 1998 dollars), of which the Company's share would be approximately $21 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to a decommissioning trust fund managed by Northeast Utilities (NU). UI's share of the Millstone Unit 3 decommissioning payments made during the first nine months of 1998 was $365,000. UI's share of the fund at September 30, 1998 was approximately $6.2 million. The current decommissioning cost estimate for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit commencing in 1997, is $456 million, of which UI's share would be $43 million. Through September 30, 1998, $53.8 million has been expended for decommissioning. The projected remaining decommissioning cost is $402.2 million, of which UI's share would be $38.2 million. The decommissioning trust fund for the Connecticut Yankee Unit is also managed by NU. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $1,767,000 were funded by UI during the first nine months of 1998, and UI's share of the fund at September 30, 1998 was $24.0 million.

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

      On December 31, 1996, the Connecticut Department of Public Utility Control
(DPUC) completed a financial and operational review of the Company and ordered a five-year incentive regulation plan for the years 1997 through 2001. The DPUC did not change the existing retail base rates charged to customers; but its order increased amortization of the Company's conservation and load management program investments during 1997-1998, and accelerated the recovery of unspecified regulatory assets during 1999-2001 if the Company's common stock equity return on utility investment exceeds 10.5% after recording the increased conservation and load management amortization. The order also reduced the level of conservation adjustment mechanism revenues in retail prices, provided a reduction in customer prices through a surcredit in each of the five plan years, and accepted the Company's proposal to modify the operation of the fossil fuel clause mechanism. The Company's authorized return on utility common stock equity during the period is 11.5%. Earnings above 11.5%, on an annual basis, are to be utilized one-third for customer price reductions, one-third to increase amortization of regulatory assets, and one-third retained as earnings. As a result of the DPUC's order, customer prices were required to be reduced, on average, by 3% in 1997 compared to 1996. Retail revenues actually decreased by approximately $30 million, or 4.6%, in 1997 due to customer price reductions. Also as a result of the order, customer prices are required to be reduced by an additional 1% in 2000, and another 1% in 2001, compared to 1996. The DPUC's order has been reopened in 1998, in accordance with its terms, to determine the regulatory assets to be subjected to accelerated recovery in 1999, 2000 and 2001. The DPUC has not yet determined the assets to be subjected to accelerated recovery in 1999; but a decision in this regard is expected to be issued before the end of 1998. The DPUC has decided that it will not determine in 1998 the assets to be subjected to recovery after 1999. The DPUC's 1996 order also includes a provision that it may be reopened and modified upon the enactment of electric utility restructuring legislation in Connecticut and, as a consequence of the restructuring legislation described below, the 1996 order may be reopened and modified. However, the Company is unable to predict, at this time, whether or when or in what respects the 1996 order will be modified on account of this legislation.

     In April  1998,  Connecticut  enacted  Public Act 98-28 (the  Restructuring
Act), a massive and complex statute designed to restructure the State's electric utility industry. The business of generating and supplying electricity to consumers will be opened to competition and will be separated from the business of delivering electricity to consumers, beginning in the year 2000. The business of delivering electricity will remain with the incumbent franchised utility companies (including the Company). Beginning in 2000, each retail consumer of electricity in Connecticut (excluding consumers served by municipal electric systems) will be able to choose his, her or its supplier of electricity from among competing licensed suppliers, for delivery over the wires system of the franchised electric utility (Distribution Company). Commencing no later than mid-1999, Distribution Companies will be required to separate on consumers' bills the charge for electricity generation services from the charge for delivering the electricity and all other charges. On July 29, 1998, the DPUC issued the first of what are expected to be several orders relative to this "unbundling" requirement.

     A major component of the Restructuring Act is the collection, by Distribution Companies, of a "competitive transition assessment," a "systems benefits charge," an "energy conservation and load management program charge" and a "renewable energy investment charge." The competitive transition assessment and the systems benefits charge represent costs that either have been or will be reasonably incurred by Distribution Companies to meet their public service obligations as electric companies, and that will likely not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants (so-called stranded costs). The costs of conservation programs and renewable energy investments are new charges established in the Restructuring Act. Beginning in 2000, the Distribution Company must collect the competitive transition assessment, systems benefits charge, and conservation and load management and renewable investment charges from all Distribution Company customers. The Distribution Company will also be required to offer a "standard offer" rate that is, subject to certain adjustments, at least 10% below its fully bundled price for electricity at December 31, 1996, as discussed below. The standard offer is required, subject to certain adjustments, to be the total rate charged under the standard offer, including transmission and distribution services, the competitive transition assessment, the systems benefits charge, the conservation and load management program charge and the renewable energy charge. The Restructuring Act requires that, in order for a Distribution Company to recover any stranded costs associated with its power plants, its fossil-fueled plants must be sold prior to 2000 with any net excess proceeds used to mitigate its recoverable stranded costs, and the Company must attempt to divest its ownership interest in its nuclear-fueled power plants prior to 2004. By October 1, 1998, each Distribution Company was required to file, for the DPUC's approval, an "unbundling plan" to separate, on or before October 1, 1999, all of its power plants that will not have been sold prior to the DPUC's approval of the unbundling plan or will not be sold prior to 2000.

      In May of 1998 the Company announced that it would commence selling, through a two-stage bidding process, all of its non-nuclear generation assets, in compliance with the Restructuring Act. On October 2, 1998, the Company agreed to sell both of its operating fossil-fueled generating stations, Bridgeport Harbor Station and New Haven Harbor Station, to Wisvest-Connecticut, LLC, a single-purpose subsidiary of Wisvest Corporation. Wisvest Corporation is a non-utility subsidiary of Wisconsin Energy Corporation, Milwaukee, Wisconsin. The sale price is $272 million in cash, including payment for some non-plant items, and the transaction is expected to close during the spring of 1999. It is contingent upon the receipt of approvals from the DPUC, the Federal Energy Regulatory Commission, and other federal and state agencies. A petition seeking the DPUC's approval was filed on October 30, 1998.

      The Company will realize a book gain from the sale proceeds net of taxes and plant investment. However, this gain will be offset by a writedown of regulated plant costs, including tax-related regulatory assets, displaced worker relocation costs and other costs, such that there will be no net income effect of the sale. Net cash proceeds from the sale are expected to be in the range of $160-$165 million. The Company anticipates using these proceeds to reduce debt, possibly to reduce equity through a special dividend or stock buyback, and for growth opportunities.

      The October 2, 1998 sale agreement for Bridgeport Harbor Station and New Haven Harbor Station resulted from a bidding process. The Company's only other fossil-fueled generating station is its small deactivated English Station, in New Haven. English Station was also offered for sale in the bidding process, but it attracted no bids. Also offered for sale were two long-term contracts for the purchase of power from refuse-to-energy facilities located in Bridgeport and Shelton, Connecticut, one long-term contract for the purchase of power from a small hydroelectric generating station located in Derby, Connecticut, and the Company's 5.45% participating share in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. None of these contracts attracted an acceptable bid.

      On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, the Company stated that its unbundling plan for the Company's nuclear generation ownership interests, 17.5% of Seabrook Station, in New Hampshire, and 3.685% of Millstone Station Unit No. 3, in Connecticut, is divestiture by the end of 2003 in accordance with the Restructuring Act. The divestiture method has not yet been determined. In anticipation of ultimate divestiture, the Company proposed to satisfy, on a functional basis, the Restructuring Act's requirement that nuclear generating assets be separated from its transmission and distribution assets. This would be accomplished by transferring the nuclear generating assets into separate new divisions of the Company, using divisional financial statements and accounting to segregate all revenues, expenses, assets and liabilities associated with each nuclear ownership interest.

      The Company's unbundling plan also proposes to facilitate the clear functional separation of the Company's ongoing regulated transmission and distribution operations and functions from all of its unregulated operations and activities by undergoing a corporate restructuring into a holding company structure. In the holding company structure proposed, the Company will become a wholly-owned subsidiary of a holding company, and each share of the common stock of the Company will be converted into a share of common stock of the holding company. In connection with the formation of the holding company structure, all of the Company's interests in all of its operating unregulated subsidiaries will be transferred to the holding company and, to the extent new unregulated businesses are subsequently acquired or commenced, they will also be financed and owned by the holding company. An application for the DPUC's approval of this corporate restructuring was filed on November 13, 1998.

      Under the Restructuring Act, all Connecticut electricity customers will be able to choose their power supply providers after June 30, 2000. The Company will be required to offer fully-bundled service to customers under a regulated "standard offer" rate and will also become the service provider to each customer who does not choose an alternate power supply provider. In order to mitigate the financial risk that these regulated service mandates will pose to the Company in an unregulated power generation environment, its unbundling plan proposes that a purchased power adjustment clause be added to its regulated rates, effective July 1, 2000. This clause, similar to and based on the purchased gas adjustment clauses used by Connecticut's natural gas local distribution companies, would work in tandem with the Company's procurement of power supplies to assure that standard offer customers pay competitive market rates for generation services even though they do not choose an alternate electricity supplier. The Distribution Company is also required under the Restructuring Act to provide back-up service to customers whose electric supplier fails to provide electric generation services for reasons other than the customers' failure to pay for such services. The Restructuring Act provides for the Distribution Company to recover its reasonable costs of providing this back-up service.

      In addition to approval by the DPUC, the several features of the Company's unbundling plan will be subject to approvals and consents by federal regulators, state and federal environmental and antitrust agencies, and the Company's common stock shareowners.

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

                           CAPITAL EXPENDITURE PROGRAM

     The Company's  1998-2002 capital expenditure  program,  excluding allowance
for  funds  used  during   construction   (AFUDC)  and  its  effect  on  certain
capital-related items, is presently budgeted as follows:

                                         1998          1999         2000        2001         2002         TOTAL
                                         ----          ----         ----        ----         ----         -----
                                                                         (000's)
Generation (1)                           $7,169       $5,553       $4,675      $1,752       $2,771       $21,920
Distribution and Transmission            13,184       16,434       18,557      14,441       14,371        76,987
Other                                     9,640        8,036        2,410       2,009        2,655        24,750
                                         ------       ------       ------      ------       ------       -------
Subtotal                                 29,993       30,023       25,642      18,202       19,797       123,657

Nuclear Fuel                              5,947        2,397        8,569       6,160        2,892        25,965
                                         ------       ------       ------      ------       ------       -------

  Total Expenditures                    $35,940      $32,420      $34,211     $24,362      $22,689      $149,622
                                        =======      =======      =======     =======      =======      ========

Rate Base and Other Selected Data:
---------------------------------
Depreciation
  Book Plant (1)                         57,442       48,803       46,815      47,403       47,797
  Conservation Assets                    10,309        5,390            0           0            0
  Decommissioning                         2,778        2,781        2,892       3,007        3,128
Additional Required
 Amortization (pre-tax)(2)
  Conservation Assets                    13,000            0            0           0            0
  Other Regulatory Assets                     0       20,300            0           0            0
Amortization of Deferred
 Return on Seabrook Unit 1
 Phase-In (after-tax)                    12,586       12,586            0           0            0

Estimated Rate Base
 (end of period)                      1,102,455

(1) Recently enacted legislation to restructure Connecticut's electric utility industry requires the Company to divest itself of its fossil-fueled generating plants prior to January 1, 2000 and to attempt to divest itself of its ownership interests in nuclear-fueled generating units prior to January 1, 2004. This forecast reflects a proposed divestiture of fossil-fueled generation plants on April 1, 1999. Remaining Generation is projected capital expenditures for nuclear generation, excluding nuclear fuel.

(2) Additional amortization of pre-1997 conservation costs and other unspecified regulatory assets, as ordered by the DPUC in its December 31, 1996 Order, provided that, as expected, common equity return on utility investment exceeds 10.5% after recording the additional amortization.

                         LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had $13.3 million of cash and temporary cash investments, a decrease of $18.7 million from the balance at December 31, 1997. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                    (Millions)
                                                                     --------

       Balance, December 31, 1997                                     $ 32.0
                                                                       -----

       Net cash provided by operating activities                        57.9

       Net cash provided by (used in) financing activities:
       -   Financing activities, excluding dividend payments           (35.2)
       -   Dividend payments                                           (30.3)

       Net cash provided by investing activities, excludin
         investment in plant                                             8.5

       Cash invested in plant, including nuclear fuel                  (19.6)
                                                                       -----

             Net Change in Cash                                        (18.7)
                                                                       -----

       Balance,  September 30, 1998                                    $13.3
                                                                       =====


     The Company's capital requirements are presently projected as follows:

                                                                 1998       1999       2000       2001       2002
                                                                 ----       ----       ----       ----       ----
                                                                                     (millions)
Cash on Hand - Beginning of Year                                 $ 32.0      $ -       $ -        $ -        $ -
Internally Generated Funds less Dividends                         112.0      144.0      67.0       67.0       69.0
Net Proceeds from Sale of Fossil Generation Plant                   -        160.0        -          -         -
                                                                  -----      -----      ----       ----      -----
         Subtotal                                                 144.0      304.0      67.0       67.0       69.0

Less:
Capital Expenditures                                               35.9       32.4      34.2       24.4       22.7
                                                                  -----      -----      ----       ----      -----

Cash Available to pay Debt Maturities and Redemptions             108.1      271.6      32.8       42.6       46.3

Less:
Maturities and Mandatory Redemptions                              104.2       69.6       0.4        0.3      100.3
Optional Redemptions                                              113.8      145.0      50.0         -         -
                                                                  -----      -----      ----       ----      -----

External Financing Requirements (Surplus)                        $109.9     $(57.0)    $17.6     $(42.3)     $54.0
                                                                  =====      =====      ====      =====       ====

Note:Internally  Generated  Funds  less  Dividends,   Capital  Expenditures  and
     External Financing Requirements are estimates based on current earnings and cash flow projections, including the implementation of the legislative mandate to achieve a 10% price reduction from 1996 average price levels by the year 2000. Recently enacted legislation to restructure Connecticut's electric utility industry will require the Company to divest itself of its fossil-fueled generating plants prior to January 1, 2000 and to attempt to divest itself of its ownership interests in nuclear-fueled generating units prior to January 1, 2004. This forecast reflects the estimated net after-tax proceeds (approximately $160 million) from a proposed divestiture of fossil-fueled generation plants on April 1, 1999. All of these estimates are subject to change due to future events and conditions that may be substantially different from those used in developing the projections.

     All of the Company's capital requirements that exceed available cash will have to be provided by external financing. Although the Company has no commitment to provide such financing from any source of funds, other than a $75 million revolving credit agreement and an $80 million revolving credit agreement, described below, the Company expects to be able to satisfy its external financing needs by issuing additional short-term and long-term debt, and by issuing preferred stock or common stock, if necessary. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and the level of the Company's income and cash flow. On October 19, 1998, the Company filed with the Connecticut Department of Public Utility Control an application for approval of the issuance and sale of a maximum of $100 million of medium-term Notes. The Company proposes to use the net proceeds of this proposed financing to repay Notes in the principal amount of $66.2 million that will mature in January of 1999, to repay short-term bank borrowings, and for general corporate purposes.

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 9, 1998. The Company expects that this agreement will be extended to December 1999. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by either the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of September 30, 1998, the Company had $29.3 million of short-term borrowings outstanding under this facility.

     On June 8, 1998, the Company borrowed $80 million under a new revolving credit agreement with a group of banks. The funds were used to repay $80 million of Term Loans prior to their due dates. The borrowing limit of this facility, which extends to June 7, 1999, is $80 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of September 30, 1998, the Company had $80 million of short-term borrowings outstanding under this facility.

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

     URI has four wholly-owned subsidiaries. The largest URI subsidiary, American Payment Systems, Inc., manages a national network of agents for the processing of bill payments made by customers of UI and other utilities. Another subsidiary of URI, Thermal Energies, Inc., owns and operates heating and cooling energy centers in commercial and institutional buildings, and is participating in the development of district heating and cooling facilities in the downtown New Haven area, including the energy center for an office tower and participation as a 52% partner in the energy center for a city hall and office tower complex. A third URI subsidiary, Precision Power, Inc., provides power-related equipment and services to the owners of commercial buildings, government buildings and industrial facilities. URI's fourth subsidiary, United Bridgeport Energy, Inc., is participating in a merchant wholesale electric generating facility being constructed on land leased from UI at its Bridgeport Harbor Station generating plant.

                              RESULTS OF OPERATIONS

THIRD QUARTER OF 1998 VS. THIRD QUARTER OF 1997
-----------------------------------------------

     Earnings for the third quarter of 1998 were $26.2 million, or $1.87 per share (on both a basic and diluted basis), up $2.8 million, or $.19 per share, from the third quarter of 1997. Excluding one-time items, earnings from operations were $24.9 million, or $1.78 per share, up $.15 per share from the third quarter of 1997. The one-time items were:

                    One-time Items                                     EPS
--------------------------------------------------------------------------------
   1997 Quarter 3   Gain from subleasing office space                $ .05
--------------------------------------------------------------------------------
   1998 Quarter 3   Refund of prior period transmission charges,
                    with interest                                    $ .09
--------------------------------------------------------------------------------

     Retail operating revenues increased by about $8.7 million in the third quarter of 1998 compared to the third quarter of 1997, offset by a $4.8 million increase in cost of production (retail fuel and energy expense) and a small increase in revenue-based taxes, for a retail sales margin increase of $3.5 million. The principal components of the retail sales margin change include:

                                                                    $ millions
--------------------------------------------------------------------------------
     Revenues from:
--------------------------------------------------------------------------------
        Sharing: year-to-date estimate for 1998 (see Note A)            (3.0)
--------------------------------------------------------------------------------
        Other price changes                                              1.6
--------------------------------------------------------------------------------
        Estimate of "real" retail sales growth, up 4.0%                  6.0
--------------------------------------------------------------------------------
        Estimate of weather effect on retail sales, up 2.8%              4.9
--------------------------------------------------------------------------------
        Sales decrease from Yale University cogeneration, (1.1)%        (0.9)
--------------------------------------------------------------------------------
     Fuel expense from:
--------------------------------------------------------------------------------
        Sales increase                                                  (2.1)
--------------------------------------------------------------------------------
        Unscheduled outage at Bridgeport Unit 3 (see Note B)            (2.5)
--------------------------------------------------------------------------------
        Fossil fuel price and other                                     (0.1)
--------------------------------------------------------------------------------
     Revenue-based taxes                                                (0.4)
--------------------------------------------------------------------------------

         Note A: On December 31, 1996, the Connecticut Department of Public Utility Control (DPUC) issued an order (the Order) that implemented a five-year regulatory framework that would reduce the Company's retail prices and accelerate the recovery of certain "regulatory assets," beginning with deferred conservation costs. The Company is operating under the terms of this order in 1998. The Order requires a "sharing" of income if regulated return on equity exceeds 11.5 percent. (See the discussion on the "Five-year rate plan" in the Looking Forward section for information regarding the sharing mechanism.) The Company's latest estimate for 1998 results indicates that it will be likely that some sharing will be required in 1998, and the Company accrued a revenue reduction of $3.0 million ($1.7 million after-tax) in the third quarter of 1998.

         Note B: Saltwater contamination caused a shutdown of the Bridgeport Harbor Unit 3 generating unit on May 22, 1998. The unit returned to full service on August 23, 1998.

     Net wholesale margin (wholesale revenue less wholesale expense) changed only slightly in the third quarter of 1998 compared to the third quarter of 1997. Other operating revenues, which include NEPOOL related transmission revenues, increased by $2.2 million.

     Operating expenses for operations, maintenance and purchased capacity charges increased by $0.1 million in the third quarter of 1998 compared to the third quarter of 1997. The principal components of these expense changes include:

                                                                     $ millions
 -------------------------------------------------------------------------------
     Capacity:
--------------------------------------------------------------------------------
        Connecticut Yankee Unit, cogeneration and other purchases        0.8
--------------------------------------------------------------------------------
     Other O&M:
--------------------------------------------------------------------------------
        Seabrook Unit                                                   (1.0)
--------------------------------------------------------------------------------
        Millstone Unit 3                                                (1.6)
--------------------------------------------------------------------------------
        Fossil generation unit overhauls and outage costs                2.7
--------------------------------------------------------------------------------
        Pension investment performance and changes to actuarial
           assumptions and methodologies                                (1.2)
--------------------------------------------------------------------------------
        Personnel reductions                                            (1.5)
--------------------------------------------------------------------------------
        Environmental remediation costs                                  2.9
--------------------------------------------------------------------------------
        Other                                                           (1.0)
--------------------------------------------------------------------------------

     Depreciation expense increased slightly in the third quarter of 1998 compared to the third quarter of 1997.

     The Company expects that all of the required accelerated amortization for 1998 will be recorded against earnings from operations and that the Company will still achieve at least a 10.5 percent return on utility common stock equity from earnings from utility operations. Therefore, $3.3 million of accelerated amortization, reflecting one quarter of the 1998 accelerated amortization requirement of the five-year rate plan implemented in 1997, was recorded in the third quarter of 1998. In addition, as part of the sharing mechanism, the Company accrued an additional amortization of $2.6 million ($1.7 million after-tax) in the third quarter of 1998. The sharing amounts, both revenue and amortization, that were recorded in the third quarter, represent roughly three quarters of the current sharing estimate for the year 1998. The final sharing amount for the year will be subject to change, upward or downward, in the fourth quarter based on final actual results for the year.

     Other net income increased slightly in the third quarter of 1998 compared to the third quarter of 1997.

     Interest charges continued on their downward trend, decreasing by $3.4 million in the third quarter of 1998 compared to the third quarter of 1997, as a result of the Company's refinancing program and strong cash flow.

NINE MONTHS OF 1998 VS. NINE MONTHS OF 1997
-------------------------------------------

     Earnings for the first nine months of 1998 were $40.6 million, or $2.90 per share ($2.89 per share on a diluted basis...the difference being about $.003 per share), up $1.0 million, or $.08 per share, from the first nine months of 1997. Excluding one-time items and accelerated amortization due to one-time items, earnings from operations were $42.1 million, or $3.02 per share, up $.44 per share from the first nine months of 1997. The one-time items were:

                           One-time Items                                   EPS
--------------------------------------------------------------------------------
1997 Quarter 2  Cumulative deferred tax benefits associated with future
                Decommissioning of fossil fuel generating plants           $.48
--------------------------------------------------------------------------------
1997 Quarter 2  Accelerated amortization associated with one-time item    $(.29)
--------------------------------------------------------------------------------
1997 Quarter 3  Gain from subleasing office space                         $ .05
--------------------------------------------------------------------------------
1998 Quarter 2  Subsidiary reserve for agent collection shortfalls
                and other potentially uncollectible receivables           $(.21)
--------------------------------------------------------------------------------
1998 Quarter 3  Refund of prior period transmission charges,
                with interest                                             $ .09
--------------------------------------------------------------------------------

     Retail operating revenues increased by about $7.9 million in the first nine months of 1998 compared to the first nine months of 1997, offset by an $8.0 million increase in cost of production (retail fuel and energy expense) and a small increase in revenue-based taxes, for a retail sales margin decrease of $0.4 million. The principal components of the retail sales margin change include:

                                                                     $ millions
--------------------------------------------------------------------------------
     Revenues from:
--------------------------------------------------------------------------------
        DPUC rate order, excluding sharing                              (2.7)
--------------------------------------------------------------------------------
        Sharing: year-to-date estimate for 1998 (see Note A)            (3.0)
--------------------------------------------------------------------------------
        Other price changes                                             (1.3)
--------------------------------------------------------------------------------
        Estimate of "real" retail sales growth, up 3.1%                 14.8
--------------------------------------------------------------------------------
        Estimate of weather effect on retail sales, up 0.5 %             2.9
--------------------------------------------------------------------------------
        Sales decrease from Yale University cogeneration, (0.6) %       (2.8)
--------------------------------------------------------------------------------
     Fuel expense from:
--------------------------------------------------------------------------------
        Sales increase                                                  (3.3)
--------------------------------------------------------------------------------
        Reduced nuclear unit availability                               (1.1)
--------------------------------------------------------------------------------
        Unscheduled outage at Bridgeport Unit 3 (see Note B)            (3.7)
--------------------------------------------------------------------------------
        Fossil fuel price and other                                      0.1
--------------------------------------------------------------------------------
     Revenue-based taxes                                                (0.3)
--------------------------------------------------------------------------------

         Note A: On December 31, 1996, the Connecticut Department of Public Utility Control (DPUC) issued an order (the Order) that implemented a five-year regulatory framework that would reduce the Company's retail prices and accelerate the recovery of certain "regulatory assets," beginning with deferred conservation costs. The Company is operating under the terms of this order in 1998. The Order requires a "sharing" of income if regulated return on equity exceeds 11.5 percent. (See the discussion on the "Five-year rate plan" in the Looking Forward section for information regarding the sharing mechanism.) The Company's latest estimate for 1998 results indicates that it will be likely that some sharing will be required in 1998, and the Company accrued a revenue reduction of $3.0 million ($1.7 million after-tax) in the third quarter of 1998.

         Note B: Saltwater contamination caused a shutdown of the Bridgeport Harbor Unit 3 generating unit on May 22, 1998. The unit returned to full service on August 23, 1998.

     Net wholesale margin (wholesale revenue less wholesale expense) increased slightly in the first nine months of 1998 compared to the first nine months of 1997. Other operating revenues, which include NEPOOL related transmission revenues, increased by $3.9 million.

     Operating expenses for operations, maintenance and purchased capacity charges decreased by $10.3 million in the first nine months of 1998 compared to the first nine months of 1997. The principal components of these expense changes include:

                                                                    $ millions
--------------------------------------------------------------------------------
     Capacity:
--------------------------------------------------------------------------------
        Connecticut Yankee Unit, preparing for decommissioning          (3.4)
--------------------------------------------------------------------------------
        Cogeneration and other purchases                                (2.5)
--------------------------------------------------------------------------------
     Other O&M:
--------------------------------------------------------------------------------
        Seabrook Unit                                                   (5.0)
--------------------------------------------------------------------------------
        Millstone Unit 3                                                (2.3)
--------------------------------------------------------------------------------
        Fossil generation unit overhauls and outage costs                9.0
--------------------------------------------------------------------------------
        Pension investment performance and changes to actuarial
          assumptions and methodologies                                 (4.1)
--------------------------------------------------------------------------------
        Personnel reductions                                            (4.5)
--------------------------------------------------------------------------------
        Other                                                            2.5
--------------------------------------------------------------------------------

     Depreciation expense increased by $0.7 million in the first nine months of 1998 compared to the first nine months of 1997.

     All of the accelerated amortization in 1997 was recorded in the second quarter of that year as a result of a one-time gain recorded in that quarter. The Company expects that all of the required accelerated amortization for 1998 will be recorded against earnings from operations and that the Company will still achieve at least a 10.5 percent return on utility common stock equity from earnings from utility operations. Therefore, $9.8 million of accelerated amortization, reflecting three quarters of the 1998 accelerated amortization requirements of the five-year rate plan implemented in 1997, was recorded in the first nine months of 1998. In addition, as part of the sharing mechanism, the Company accrued an additional amortization of $2.6 million ($1.7 million after-tax) in the third quarter of 1998. The sharing amounts, both revenue and amortization, that were recorded in the third quarter represent roughly three quarters of the current sharing estimate for the year 1998. The final sharing amount for the year will be subject to change, upward or downward, in the fourth quarter based on final actual results for the year.

     Other net income decreased by about $0.5 million in the first nine months of 1998 compared to the first nine months of 1997. The Company's largest unregulated subsidiary, American Payment Systems (APS), earned about $0.5 million (after-tax) in the first nine months of 1998, before one-time charges, compared to a loss of $0.2 million (after-tax) in the first nine months of 1997. This was more than offset by the absence of other non-utility income accruals made in 1997, and a reduction in interest income.

     Interest charges continued on their downward trend, decreasing by $8.9 million in the first nine months of 1998 compared to the first nine months of 1997, as a result of the Company's refinancing program and strong cash flow.


                                 LOOKING FORWARD

(THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CURRENTLY EXPECTED. READERS ARE CAUTIONED THAT THE COMPANY REGARDS SPECIFIC NUMBERS AS ONLY THE "MOST LIKELY" TO OCCUR WITHIN A RANGE OF POSSIBLE VALUES.)

Five-year rate plan and restructuring legislation
-------------------------------------------------

     On December 31, 1996, the Connecticut  Department of Public Utility Control
(DPUC) issued an order (the Order) that implemented a five-year regulatory framework that would reduce the Company's retail prices and accelerate the recovery of certain "regulatory assets," beginning with deferred conservation costs. The Company is operating under the terms of this order in 1998. The Order's schedule of price reductions and accelerated amortizations was based on a DPUC pro-forma financial analysis that anticipated the Company would be able to implement such changes and earn an allowed return on common stock equity invested in utility assets of 11.5% over the period 1997 through 2001. The Order established a set formula to share any income that would produce a return above the 11.5% level: one-third would be applied to customer bill reductions, one-third would be applied to additional amortization of regulatory assets, and one-third would be retained by shareowners. The Order includes a provision that it may be reopened and modified upon the enactment of electric utility restructuring legislation in Connecticut and, as a consequence of the 1998 restructuring legislation described below, the Order may be reopened and modified. However, the Company is unable to predict, at this time, whether or when or in what respects the Order will be modified on account of this legislation.

     In April  1998,  Connecticut  enacted  Public Act 98-28 (the  Restructuring
Act), a massive and complex statute designed to restructure the State's electric utility industry. The business of generating and supplying electricity to consumers will be opened to competition and will be separated from the business of delivering electricity to consumers, beginning in the year 2000. The business of delivering electricity will remain with the incumbent franchised utility companies (including the Company). Beginning in 2000, each retail consumer of electricity in Connecticut (excluding consumers served by municipal electric systems) will be able to choose his, her or its supplier of electricity from among competing licensed suppliers, for delivery over the wires system of the franchised electric utility (Distribution Company). Commencing no later than mid-1999, Distribution Companies will be required to separate on consumers' bills the charge for electricity generation services from the charge for delivering the electricity and all other charges. On July 29, 1998, the DPUC issued the first of what are expected to be several orders relative to this "unbundling" requirement.

     A major component of the Restructuring Act is the collection, by Distribution Companies, of a "competitive transition assessment," a "systems benefits charge," an "energy conservation and load management program charge" and a "renewable energy investment charge." The competitive transition assessment and the systems benefits charge represent costs that either have been or will be reasonably incurred by Distribution Companies to meet their public service obligations as electric companies, and that will likely not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants (so-called stranded costs). The costs of conservation programs and renewable energy investments are new charges established in the Restructuring Act. Beginning in 2000, the Distribution Company must collect the competitive transition assessment, systems benefits charge, and conservation and load management and renewable investment charges from all Distribution Company customers. The Distribution Company will also be required to offer a "standard offer" rate that is, subject to certain adjustments, at least 10% below its fully bundled price for electricity at December 31, 1996, as discussed below. The standard offer is required, subject to certain adjustments, to be the total rate charged under the standard offer, including transmission and distribution services, the competitive transition assessment, the systems benefits charge, the conservation and load management program charge and the renewable energy charge. The Restructuring Act requires that, in order for a Distribution Company to recover any stranded costs associated with its power plants, its fossil-fueled plants must be sold prior to 2000 with any net excess proceeds used to mitigate its recoverable stranded costs, and the Company must attempt to divest its ownership interest in its nuclear-fueled power plants prior to 2004. By October 1, 1998, each Distribution Company was required to file, for the DPUC's approval, an "unbundling plan" to separate, on or before October 1, 1999, all of its power plants that will not have been sold prior to the DPUC's approval of the unbundling plan or will not be sold prior to 2000.

      In May of 1998 the Company announced that it would commence selling, through a two-stage bidding process, all of its non-nuclear generation assets, in compliance with the Restructuring Act. On October 2, 1998, the Company agreed to sell both of its operating fossil-fueled generating stations, Bridgeport Harbor Station and New Haven Harbor Station, to Wisvest-Connecticut, LLC, a single-purpose subsidiary of Wisvest Corporation. Wisvest Corporation is a non-utility subsidiary of Wisconsin Energy Corporation, Milwaukee, Wisconsin. The sale price is $272 million in cash, including payment for some non-plant items, and the transaction is expected to close during the spring of 1999. It is contingent upon the receipt of approvals from the DPUC, the Federal Energy Regulatory Commission, and other federal and state agencies. A petition seeking the DPUC's approval was filed on October 30, 1998.

      The Company will realize a book gain from the sale proceeds net of taxes and plant investment. However, this gain will be offset by a writedown of regulated plant costs, including tax-related regulatory assets, displaced worker relocation costs and other costs, such that there will be no net income effect of the sale. Net cash proceeds from the sale are expected to be in the range of $160-$165 million. The Company anticipates using these proceeds to reduce debt, possibly to reduce equity through a special dividend or stock buyback, and for growth opportunities.

      The October 2, 1998 sale agreement for Bridgeport Harbor Station and New Haven Harbor Station resulted from a bidding process. The Company's only other fossil-fueled generating station is its small deactivated English Station, in New Haven. English Station was also offered for sale in the bidding process, but it attracted no bids. Also offered for sale were two long-term contracts for the purchase of power from refuse-to-energy facilities located in Bridgeport and Shelton, Connecticut, one long-term contract for the purchase of power from a small hydroelectric generating station located in Derby, Connecticut, and the Company's 5.45% participating share in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. None of these contracts attracted an acceptable bid.

      On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, the Company stated that its unbundling plan for the Company's nuclear generation ownership interests, 17.5% of Seabrook Station, in New Hampshire, and 3.685% of Millstone Station Unit No. 3, in Connecticut, is divestiture by the end of 2003 in accordance with the Restructuring Act. The divestiture method has not yet been determined. In anticipation of ultimate divestiture, the Company proposed to satisfy, on a functional basis, the Restructuring Act's requirement that nuclear generating assets be separated from its transmission and distribution assets. This would be accomplished by transferring the nuclear generating assets into separate new divisions of the Company, using divisional financial statements and accounting to segregate all revenues, expenses, assets and liabilities associated with each nuclear ownership interest.

      The Company's unbundling plan also proposes to facilitate the clear functional separation of the Company's ongoing regulated transmission and distribution operations and functions from all of its unregulated operations and activities by undergoing a corporate restructuring into a holding company structure. In the holding company structure proposed, the Company will become a wholly-owned subsidiary of a holding company, and each share of the common stock of the Company will be converted into a share of common stock of the holding company. In connection with the formation of the holding company structure, all of the Company's interests in all of its operating unregulated subsidiaries will be transferred to the holding company and, to the extent new unregulated businesses are subsequently acquired or commenced, they will also be financed and owned by the holding company. An application for the DPUC's approval of this corporate restructuring was filed on November 13, 1998.

      Under the Restructuring Act, all Connecticut electricity customers will be able to choose their power supply providers after June 30, 2000. The Company will be required to offer fully-bundled service to customers under a regulated "standard offer" rate and will also become the service provider to each customer who does not choose an alternate power supply provider. In order to mitigate the financial risk that these regulated service mandates will pose to the Company in an unregulated power generation environment, its unbundling plan proposes that a purchased power adjustment clause be added to its regulated rates, effective July 1, 2000. This clause, similar to and based on the purchased gas adjustment clauses used by Connecticut's natural gas local distribution companies, would work in tandem with the Company's procurement of power supplies to assure that standard offer customers pay competitive market rates for generation services even though they do not choose an alternate electricity supplier. The Distribution Company is also required under the Restructuring Act to provide back-up service to customers whose electric supplier fails to provide electric generation services for reasons other than the customers' failure to pay for such services. The Restructuring Act provides for the Distribution Company to recover its reasonable costs of providing this back-up service.

      In addition to approval by the DPUC, the several features of the Company's unbundling plan will be subject to approvals and consents by federal regulators, state and federal environmental and antitrust agencies, and the Company's common stock shareowners.

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

     The Company's revenues are principally dependent on the level of retail sales. The two primary factors that affect retail sales volume are economic conditions and weather. The Company estimates that mild 1997 weather reduced retail kilowatt-hour sales by about 0.5 percent for the year. Because much of the mild 1997 weather occurred in the summer months when prices are higher than average, the revenue impact was exacerbated. It is estimated that mild weather may have reduced revenues by as much as $5.2 million for the year, and sales margin (revenue less fuel expense and revenue-based taxes) by as much as $4.2 million. Weather corrected retail sales for 1997 were probably in the 5,375-5,425 gigawatthour range. On this basis, the Company experienced about 1.0-1.5 percent of "real" sales growth in 1997 (i.e. exclusive of weather and leap year factors) over "normal" 1996 sales, with almost all of the growth occurring in the last half of the year. Growth in "real" sales in the first nine months of 1998 compared to the first nine months of 1997 was probably in the 2.0-2.5 percent range, which increased revenues by $10-$12 million and sales margin by $8-$10 million. This indicates the potential for further real growth in the fourth quarter, although perhaps at a lower rate reflecting the high growth in the fourth quarter of 1997. Such 1998 growth may be tempered by other factors, however, some of which are noted below.

     Reductions in revenues could occur for several other reasons. A contract has been signed with Yale University, the Company's largest customer, which has constructed a cogeneration unit that will produce approximately one half of its annual electricity requirements (about 1.5 percent of the Company's total 1997 retail sales). This unit commenced operations in mid-1998, and it has reduced the Company's retail kilowatthour sales by about 0.6 percent in the first nine months of 1998 compared to the first nine months of 1997. Real retail sales growth more than offset this reduction. Other potential causes of revenue reductions, e.g. special contracts, customer rate migration, and termination of the fossil fuel adjustment clause, all appear to be having minor effects on revenue.

     Under the current DPUC Order, retail revenues will be reduced, from what they would otherwise be, if the Company is in the "sharing" range above an 11.5% return on common stock equity. Currently, the Company anticipates a revenue reduction of about $3.7 million in 1998 under the sharing mechanism, $3.0 million of which was accrued in the third quarter. The overall average retail price anticipated for 1998 is about 11.5 cents per kilowatt-hour, slightly below the average 1997 price but almost 5 percent below the average 1996 price.

     Improvements in wholesale sales margin (wholesale revenue less wholesale fuel and energy expense) will be dependent on the capacity and energy needs of the region, on the availability of generating units, on the addition of new generation sources, and on how the capacity and energy markets perform under the new New England Power Pool (NEPOOL) open competition system, designed to meet Federal Energy Regulatory Commission (FERC) open access orders, when it is implemented. Implementation of this system is currently expected on or about
December 1, 1998, but this date is subject to NEPOOL information system development and testing and further orders from the FERC. No significant wholesale sales margin improvement is expected by the Company from wholesale capacity, transmission and energy sales during 1998.

     Another major factor affecting the Company's 1998 earnings will be the Company's ability to control operating expenses. The Company offered voluntary early retirement programs and a voluntary severance program to union, nonunion and management employees in 1996. A portion of the resulting personnel cost savings occurred in 1996 and 1997, but the largest increment in annual savings will be realized in 1998. Annual savings of about $6 million from personnel reductions are estimated, and this amount was validated by results of the first nine months.

     The Company is expecting other significant expense declines in 1998 compared to 1997 from a number of sources. From the nuclear generating units, it is expected that operation and maintenance expenses associated with the Seabrook and Connecticut Yankee units should decline by a total of about $9 million. They have decreased by $8 million in the first nine months of 1998 compared to the first nine months of 1997.

     Millstone Unit 3 was taken out of service on March 30, 1996. A comprehensive Nuclear Regulatory Commission (NRC) inquiry into the conformity of the unit and its operations with all applicable NRC regulations and standards was completed and the unit was allowed to resume operation beginning on July 4, 1998. It achieved full power production on July 15, 1998. The Company anticipates that operating costs should ramp down to more normal levels for an efficient and safe nuclear unit of this class, and expects a reduction of about $3 million in these costs in 1998 compared to 1997. Also, net fuel expense should decline by $350,000 per month for every month of operation, net of the replacement fuel provision of about $130,000 per month...for a total reduction of about $1.7 million for 1998 compared to 1997. Operation and maintenance expense decreased by $2.3 million in the first nine months of 1998 compared to the first nine months of 1997, and fuel expense decreased by $0.7 million.

     Pension and health benefit expenses, excluding one-time items, are expected to decrease by about $2.5 million in 1998 compared to 1997. NEPOOL expenses are expected to increase by about $1.0 million, and expenses associated with the "Year 2000 Issue" could reach as much as $5.0-$6.0 million in the 1998-99 period (see "Year 2000 Issue"). The latter is the result of receiving more current and detailed information from embedded technology vendors. Other operation and maintenance expenses may increase or decrease by amounts that cannot be predicted at this time.

     Interest costs are expected to decline by about $10 million in 1998 compared to 1997 to about $52 million, a level that was last experienced in 1984. This interest cost reduction is largely a result of debt refinancings and debt paydown. Interest charges for the first nine months of 1998 compared to the first nine months of 1997 decreased by $8.9 million.

     Other factors should increase costs. Other operation and maintenance expense should increase by about $9 million in 1998 compared to 1997 reflecting increased fossil-fueled generating unit scheduled maintenance. Environmental remediation added $2.9 million of other operation and maintenance costs, as recorded in the third quarter of 1998. Such costs cannot be anticipated. Base depreciation, excluding accelerated amortization, should increase about $2.0 million in 1998. Accelerated amortization, per the Order, but excluding any sharing amortization, will increase by about $7 million (reflecting a $3.3 million per quarter increase, except for a $3.1 million decrease in the second quarter compared to 1997, as all of the $6.4 million amortization for 1997 was recorded as an offset to a one-time gain in the second quarter.) Other operating expenses will have some increases and some decreases that should more or less offset one another.

     In summary, the Company expects substantial net expense reductions that should more than compensate for the loss of one-time items realized in 1997 (all of them utility related), cover the increase in accelerated conservation and load management amortization, and allow utility earnings to increase above an 11.5% return on common stock equity into the "sharing" range of the Order. The 11.5% return level would produce utility earnings of about $3.40-$3.45 per share, while "shared" earnings could add an additional $.05-$.10 per share. Non-utility earnings, before one-time items, should increase approximately $.05 per share in 1998 compared to 1997, due principally to the anticipated breakeven operation of the non-regulated subsidiaries. The Company expects that 1998 quarterly earnings from operations will follow a pattern similar to that of 1997 on a weather-normalized basis.

Other
-----

     The City of New Haven (the City) and the Company are involved in a dispute over the amount of personal property taxes owed to the City for tax years beginning with 1991-1992. On May 8, 1998, the City and the Company reached a comprehensive settlement of all of the Company's contested personal property tax assessments and tax bills for the tax years 1991-1992 through 1997-1998 and the Company's personal property tax assessments for the tax year 1998-1999 and subsequent years. Under the terms of this settlement, the Company will pay the City $14.025 million, subject to Superior Court approval of the settlement and conditioned on the Company receiving authorization from the DPUC to recover the settlement amount from its retail customers. The DPUC denied the Company's initial application for such authorization and the City has agreed to extend to November 30, 1998 the time period for satisfying this condition of the settlement in return for a payment by the Company of $6 million, which has been recognized as a prepayment of property taxes. The Company filed a second application with the DPUC on July 9, 1998. If the DPUC authorization is not forthcoming, the $6 million payment will be applied to future tax bills.

1999 and on
-----------

     Looking forward to 1999, the Company expects to maintain earnings from utility operations in the "sharing range" of the Order, just as it expects for 1998. The sharing mechanism is in effect if utility earnings exceed 11.5 percent on common stock equity invested in utility assets, equivalent to an earnings level of about $3.45 per share in

1999. Earnings levels in 1999 may also be affected by how the Company decides to deploy the net cash proceeds of approximately $160 million from its recently proposed fossil plant sale.

     The Company's sales margin should continue to improve from modest sales growth, offset by the full effect of the Yale University cogeneration unit for the entire year of 1999. The Company does not forecast significant sales growth for 1999. Although sales growth has been exceptional in 1998 compared to 1997, there is no basis for believing that such growth will continue into next year. Utility related operating expenses are expected to decrease slightly, offset by the additional $7 million of accelerated amortization expense required for 1999 under the Order. The Company does not expect any significant operating cost reductions in 1999 from the proposed sale of its fossil plants.

     In summary, the Company expects modest improvements in pre-tax income in 1999 from utility operations, which, under the sharing arrangement, only affects net income by one-third of the total improvement. The subsidiary, American Payment Systems (APS), should continue to show improvement over 1998 performance. APS should earn between $.08-$.12 per share from operations compared to $.05 per share expected in 1998. Precision Power, Inc. is expected to continue losses equivalent to $.05-$.15 per share, depending on its level of business expansion and pursuit of new ventures; comparable to an expected loss of $.05 per share in 1998.

Year 2000 Issue
---------------

     The Company's planning and operations functions, and its cash flow, are dependent on the timely flow of electronic data to and from its customers, suppliers and other electric utility system managers and operators. In order to assure that this data flow will not be disturbed by the problems emanating from the fact that many existing computer programs were designed without considering the impact of the year 2000 and use only two digits to identify the year in the date field of the programs (the Year 2000 Issue), the Company initiated in mid-1997, and is pursuing, an aggressive program to identify and correct deficiencies in its computer systems. Critical systems have been defined as those business processes, including embedded technology, which if not remediated may have a significant impact on safety, customers, revenue or regulatory compliance. The Company has also identified critical suppliers and other persons with whom data must be exchanged and is asking for assurance of their Year 2000 compliance.

     An inventory and assessment of the Company's computer system applications, hardware, software and embedded technologies has been completed, and recommended solutions to all identified risks and exposures have been generated. A testing, remediation, renovation, replacement and retirement program has been in progress since early 1998. A total of 362 business processes have been identified and 174 of them have been verified as Year 2000 compliant through testing, remediation, replacement or retirement. The remediation methodology utilized has been Fixed Windowing and totally independent platforms have been installed for testing all of the applications. Necessary upgrades to mainframe hardware and software are expected to be completed and tested by the end of 1998. A parallel program for desktop hardware and application software on all platforms is currently projected to be completed and tested, for all critical systems, by March 31, 1999. Requests for documented compliance information have been sent to all critical suppliers, data sharers and facility building owners and, as responses are received, appropriate solutions and testing programs are being developed and executed.

     The Company believes that the successful implementation of this program should ultimately cost no more than $6 million for existing information systems and embedded technology. Approximately $2.2 million will be spent by the end of 1998. As systems testing progresses and more embedded technology vendor product information is forthcoming, business decisions made and testing results verified, the need for increased expenditures, if necessary, will be determined. The Company believes these actions will preclude any adverse impact of the Year 2000 Issue on its operations or financial condition.

     While failure to achieve Year 2000 compliance by any one of a number of critical suppliers and data sharers could have some adverse effect on the success of the Company's implementation program, the Company believes that the entities that might impact the program most significantly in this regard are its telecommunications providers, the other participants in NEPOOL, and the Independent System Operator (ISO) that operates the NEPOOL bulk power supply system. Year 2000 compliance failures by any of these entities could have a material effect on electricity delivery and telemetering. UI has communicated its concerns to its principal telecommunications provider, in an effort to design and plan appropriate testing to insure that all critical telecommunications functions will be operational. This issue is also being addressed at the regional level by NEPOOL and the ISO. The Company is also actively involved with NEPOOL/ISO in the planning effort for integrated contingency planning, as directed by the North American Electric Reliability Council.

     Aside from telecommunications and NEPOOL/ISO concerns, vendor patches releases and/or replacement equipment or software availability pose the most significant risks to the success of the Company's Year 2000 compliance implementation program. In order to minimize these risks, the Company will be actively involved in contingency planning. While the Company's knowledge and experience in electric system recovery planning and execution has been demonstrated in the past, the Company recognizes the need for, and importance of, Year 2000-specific contingency planning, because the complex interaction of today's computing and communications systems precludes certainty that all critical system remediation will be successful. At this time, contingency planning for essential business functions is under investigation in most areas, but specific needs have not been fully identified. These plans will be developed in the first quarter of 1999, after the majority of business processes are scheduled to be tested and within the timeframe when the ISO/NEPOOL process is due to develop region-wide contingency plans for operations. As a part of the contingency planning process, consideration will be given to potential frequency and duration of interruptions in the generating, financial and communications infrastructures. Since contingency planning is, by nature, a speculative process, there can be no assurance that this planning will completely eliminate the risk of material impacts to the Company's business due to Year 2000 problems. However, the Company recognizes the importance to its customers of a reliable supply of electricity, and it intends to devote whatever resources are necessary to assure that both the program and its implementation are successful.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. On May
7, 1994,  the Company  received a  "Certificate  of  Correction....to  correct a clerical omission or mistake" from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994, generating tax claims of approximately $3.5 million. On March 1, 1995, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1995-1996, which notices purport to increase said assessed value by approximately 48% over the valuation declared by the Company, generating tax claims of approximately $3.5 million. On May 11, 1995, the Company received notices of assessment changes relative to the assessed values of the Company's personal property for the tax years 1992-1993 and 1993-1994, which notices purport to increase said assessed values by approximately 45% and 49%, respectively, over the valuations declared by the Company, generating tax claims of approximately $4.1 million and $3.5 million, respectively. On March 8, 1996, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1996-1997, which notices purport to increase said assessed value by approximately 57% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.8 million. On March 7, 1997, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1997-1998, which notices purport to increase said assessed value by approximately 54% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.7 million. The
Company has vigorously contested each of these actions by the City's tax assessor. In January 1996, the Connecticut Superior Court granted the Company's motion for summary judgment against the City relative to the earliest tax year at issue, 1991-1992, ruling that, after January 31, 1992, the tax assessor had no statutory authority to revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. This Superior Court decision, which would also have been applicable to and defeated the assessor's valuation increases for the two subsequent tax years, 1992-1993 and 1993-1994, was appealed by the City. On April 11, 1997, the Connecticut Supreme Court reversed the Superior Court's decisions in this and two other companion cases involving other taxpayers, ruling that the tax assessor had a three-year period in which to audit and revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. On May 8, 1998, the City and the Company reached a comprehensive settlement of all of the Company's contested personal property tax assessments and tax bills for the tax years 1991-1992 through 1997-1998 and the Company's personal property tax assessments for the tax year 1998-1999 and subsequent years. Under the terms of this settlement, the Company will pay the City $14.025 million, subject to Superior Court approval of the settlement and conditioned on the Company receiving authorization from the DPUC to recover the settlement amount from its retail customers. The DPUC denied the Company's initial application for such authorization and the City has agreed to extend to November 30, 1998 the time period for satisfying this condition of the settlement in return for a payment by the Company of $6 million, which has been recognized as a prepayment of property taxes. The Company filed a second application with the DPUC on July 9, 1998. If the DPUC authorization is not forthcoming, the $6 million payment will be applied to future tax bills.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

 Exhibit
Table Item            Exhibit
  Number               Number                                 Description
----------            -------                                 -----------

(12), (99)              12           Statement  Showing  Computation  of Ratios of  Earnings  to Fixed
                                     Charges  and Ratios of Earnings  to  Combined  Fixed  Charges and
                                     Preferred  Stock  Dividend   Requirements  (Twelve  Months  Ended
                                     September 30,  1998 and Twelve  Months Ended  December 31,  1997,
                                     1996, 1995, 1994 and 1993).

(27)                    27           Financial Data Schedule


     (b) Reports on Form 8-K.

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE UNITED ILLUMINATING COMPANY




Date    11/13/98               Signature       /s/ Robert L. Fiscus
    -----------------                   ---------------------------------------
                                                   Robert L. Fiscus
                                        Vice Chairman of the Board of Directors
                                                 and Chief Financial Officer

                                  EXHIBIT INDEX

  Exhibit
Table Item            Exhibit
  Number               Number                                Description
----------            -------                                -----------

(12), (99)              12        Statement  Showing  Computation  of Ratios of  Earnings  to Fixed
                                  Charges  and Ratios of Earnings  to  Combined  Fixed  Charges and
                                  Preferred  Stock  Dividend   Requirements  (Twelve  Months  Ended
                                  September 30,  1998 and Twelve  Months Ended  December 31,  1997,
                                  1996, 1995, 1994 and 1993).

(27)                    27        Financial Data Schedule