Form 10-K
period 1998-12-31
UNITED ILLUMINATING CO
filed 1999-03-11
CIK 101265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from              to
                                        -----------     -------------

                          COMMISSION FILE NUMBER 1-6788

                         THE UNITED ILLUMINATING COMPANY

             (Exact name of registrant as specified in its charter)

         CONNECTICUT                                     06-0571640
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

157 CHURCH STREET, NEW HAVEN, CONNECTICUT                         06506
(Address of principal executive offices)                        (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 203-499-2000

               ---------------------------------------------

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

SECURITIES REGISTERED PURSUANT TO
 SECTION 12(G) OF THE ACT:                    COMMON STOCK, NO PAR VALUE,
                                              OF THE UNITED ILLUMINATING COMPANY

                         ---------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates on January 31, 1999 was $699,286,165, computed on the basis of the average of the high and low sale prices of said stock reported in the listing of composite transactions for New York Stock Exchange listed securities, published in The Wall Street Journal on February 1, 1999.

The number of shares outstanding of the registrant's only class of common stock, as of January 31, 1999, was 14,334,922.

                       DOCUMENTS INCORPORATED BY REFERENCE

                   Document                                          Part of this Form 10-K into which document is incorporated
                   --------                                          ----------------------------------------------------------

DEFINITIVE PROXY STATEMENT, DATED MARCH 30, 1999,
FOR ANNUAL MEETING OF THE SHAREHOLDERS TO BE HELD ON MAY 19, 1999.                        III

                         THE UNITED ILLUMINATING COMPANY
                                    FORM 10-K
                                DECEMBER 31, 1998

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
GLOSSARY                                                                     4

PART I

    Item 1.  Business.                                                       6

    -  General                                                               6

    -  Franchises, Regulation and Competition                                6

       -  Franchises                                                         6

       -  Regulation                                                         6

       -  Competition                                                        7

    -  Rates                                                                 9

    -  Financing                                                            11

    -  Fuel Supply                                                          13

       -  Fossil Fuel                                                       13

       -  Nuclear Fuel                                                      13

    -  Arrangements with Other Utilities                                    14

       -  New England Power Pool                                            14

       -  New England Transmission Grid                                     14

       -  Hydro-Quebec                                                      14

    -  Environmental Regulation                                             15

    -  Employees                                                            18

    Item 2.  Properties.                                                    20

    -  Generating Facilities                                                20

       -  Tabulation of Peak Loads, Resources, and Margins                  21

    -  Transmission and Distribution Plant                                  23

    -  Capital Expenditure Program                                          24

    -  Nuclear Generation                                                   25

       -  General Considerations                                            26

       -  Insurance Requirements                                            27

       -  Waste Disposal and Decommissioning                                27

   Item 3.  Legal Proceedings.                                              29

                                                                           PAGE
                                                                           ----
   Item 4.  Submission of Matters to a Vote of Security Holders.            30

   Executive Officers of the Company                                        31

PART II

   Item 5.  Market for the Company's Common Equity and Related
            Stockholder Matters.                                            32

   Item 6.  Selected Financial Data.                                        33

   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                            37

   -   Major Influences on Financial Condition                              37

   -   Liquidity and Capital Resources                                      40

   -   Subsidiary Operations                                                42

   -   Year 2000 Issue                                                      43

   -   Results of Operations                                                44

   -   Looking Forward                                                      49

   Item 8.  Financial Statements and Supplementary Data.                    52

   -   Consolidated Financial Statements for the Years 1998,
        1997 and 1996                                                       52

       -  Statement of Income                                               52

       -  Statement of Cash Flows                                           53

       -  Balance Sheet                                                     54

       -  Statement of Retained Earnings                                    56

   -   Notes to Consolidated Financial Statements                           57

       -  Statement of Accounting Policies                                  57

       -  Capitalization                                                    63

       -  Rate-Related Regulatory Proceedings                               67

       -  Accounting for Phase-in Plan                                      70

       -  Short-Term Credit Arrangements                                    70

       -  Income Taxes                                                      72

       -  Supplementary Information                                         74

       -  Pension and Other Benefits                                        75

       -  Jointly Owned Plant                                               79

       -  Unamortized Cancelled Nuclear Project                             79

       -  Fuel Financing Obligations and Other Lease Obligations            79

       -  Commitments and Contingencies                                     80

                                                                           PAGE
                                                                           ----
PART II (CONTINUED)

          -   Capital Expenditure Program                                   80

          -   Nuclear Insurance Contingencies                               80

          -   Other Commitments and Contingencies                           81

              -  Connecticut Yankee                                         81

              -  Hydro-Quebec                                               82

              -  Property Taxes                                             82

              -  Environmental Concerns                                     82

              -  Site Decontamination, Demolition and Remediation Costs     83

       -  Nuclear Fuel Disposal and Nuclear Plant Decommissioning           83

       -  Fair Value of Financial Instruments                               86

       -  Quarterly Financial Data (Unaudited)                              87

   Report of Independent Accountants                                        88

   Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures.                                      90

PART III

   Item 10.  Directors and Executive Officers of the Company                90

   Item 11.  Executive Compensation.                                        90

   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management.                                                    90

   Item 13.  Certain Relationships and Related Transactions.                90

PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K.                                                      91

   Consent of Independent Accountants                                       98

   Signatures                                                               99

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

                                     PART I

Item 1. Business.

                                     GENERAL

     The United Illuminating Company (UI or the Company) is an operating electric public utility company, incorporated under the laws of the State of Connecticut in 1899. It is engaged principally in the production, purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut. The population of this area is approximately 704,000 or 21% of the population of the State. The service area, largely urban and suburban in character, includes the principal cities of Bridgeport (population 137,000) and New Haven (population 124,000) and their surrounding areas. Situated in the service area are retail trade and service centers, as well as large and small industries producing a wide variety of products, including helicopters and other transportation equipment, electrical equipment, chemicals and pharmaceuticals. Of the Company's 1998 retail electric revenues, approximately 42% was derived from residential sales, 40% from commercial sales, 16% from industrial sales and 2% from other sales. For a description of the changes in the Company's electric public utility company business that will result from the 1998 Connecticut legislation designed to restructure the State's electric utility industry, see "Franchises, Regulation and Competition - Competition".

     UI has one wholly-owned subsidiary, United Resources, Inc. (URI), that serves as the parent corporation for several unregulated businesses, each of which is incorporated separately to participate in business ventures that will complement UI's regulated electric utility business and provide long-term rewards to UI's shareowners.

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

     The Board of Directors of the Company has authorized the investment of a maximum of $32.25 million, in the aggregate, of the Company's assets into its unregulated subsidiary ventures, and, at February 28, 1999, $30 million had been so invested.

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

                                   REGULATION

     The Company is subject to regulation by the Connecticut Department of Public Utility Control (DPUC), which has jurisdiction with respect to, among other things, retail electric service rates, accounting procedures, certain dispositions of property and plant, mergers and consolidations, the issuance of securities, certain standards of service, management efficiency, operation and construction, and the location and construction of certain electric facilities. See "Rates" and

"Competition". The DPUC consists of five Commissioners, appointed by the Governor of Connecticut with the advice and consent of both houses of the Connecticut legislature.

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

     In April  1998,  Connecticut  enacted  Public Act 98-28 (the  Restructuring
Act), a massive and complex statute designed to restructure the State's regulated electric utility industry. The business of generating and supplying electricity directly to consumers will be price-deregulated and opened to competition beginning in the year 2000. At that time, these business activities will be separated from the business of delivering electricity to consumers, also known as the transmission and distribution business. The business of delivering electricity will remain with the incumbent franchised utility companies (including the Company), which will continue to be regulated by the DPUC as Distribution Companies. Beginning in 2000, each retail consumer of electricity in Connecticut (excluding consumers served by municipal electric systems) will be able to choose his, her or its supplier of electricity from among competing licensed suppliers, for delivery over the wires system of the franchised Distribution Company. Commencing no later than mid-1999, Distribution Companies will be required to separate on consumers' bills the charge for electricity generation services from the charge for delivering the electricity and all other charges. On July 29, 1998, the DPUC issued the first of what are expected to be several orders relative to this "unbundling" requirement, and has now reopened its proceeding to consider the amount of the generation services charge to be included on consumers' bills.

     A major component of the Restructuring Act is the collection, by Distribution Companies, of a "competitive transition assessment," a "systems benefits charge," an "energy conservation and load management program charge" and a "renewable energy investment charge". The competitive transition assessment represents costs that have been reasonably incurred by, or will be incurred by, Distribution Companies to meet their public service obligations as electric companies, and that will likely not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants (so-called stranded costs). The systems benefits charge represents public policy costs, such as generation decommissioning and displaced worker protection costs. Beginning in 2000, a Distribution Company must collect the competitive transition assessment, the systems benefits charge, the energy conservation and load management program charge and the renewable energy investment charge from all Distribution Company customers, except customers taking service under special contracts pre-dating the Restructuring Act. The Distribution Company will also be required to offer a "standard offer" rate that is, subject to certain adjustments, at least 10% below its fully bundled prices for electricity at rates in effect on December 31, 1996, as discussed below. The standard offer is required, subject to certain adjustments, to be the total rate charged under the standard offer, including generation and transmission and distribution services, the competitive transition assessment, the systems benefits charge, the energy conservation and load management program charge and the renewable energy investment charge.

     The Restructuring Act requires that, in order for a Distribution Company to recover any stranded costs associated with its power plants, its fossil-fueled plants must be sold prior to 2000, with any net excess proceeds used to mitigate its recoverable stranded costs, and the Company must attempt to divest its ownership interest in its nuclear-fueled power plants prior to 2004. By October 1, 1998, each Distribution Company was required to file, for the DPUC's approval, an "unbundling plan" to separate, on or before October 1, 1999, all of its power plants that will not have been sold prior to the DPUC's approval of the unbundling plan or will not be sold prior to 2000.

      In May of 1998, the Company announced that it would commence selling, through a two-stage bidding process, all of its non-nuclear generation assets, in compliance with the Restructuring Act. On October 2, 1998, the Company agreed to sell both of its operating fossil-fueled generating stations, Bridgeport Harbor Station and New Haven Harbor Station, to Wisvest-Connecticut, LLC, a single-purpose subsidiary of Wisvest Corporation. Wisvest Corporation is a non-utility subsidiary of Wisconsin Energy Corporation, Milwaukee, Wisconsin. The sale price is $272 million in cash, including payment for some non-plant items, and the transaction is expected to close during the spring of 1999. It is contingent upon the receipt of approvals from the DPUC, the Federal Energy Regulatory Commission (FERC), and other federal and state agencies. A petition seeking the DPUC's approval was filed on October 30, 1998 and, on March 5, 1999, the DPUC issued a decision approving the sale. An application seeking the FERC's authorization for the sale of the facilities subject to its jurisdiction was filed on December 21, 1998 and, on February 24, 1999, the FERC issued an order authorizing the sale.

      The Company will realize a book gain from the sale proceeds net of taxes and plant investment. However, this gain will be offset by a writedown of other above-market generation costs eligible for the competitive transition assessment, such as regulated plant costs and tax-related regulatory assets or other costs related to the restructuring transition, such that there will be no net income effect of the sale. Net cash proceeds from the sale are expected to be in the range of $160-$165 million. The Company anticipates using these proceeds to reduce debt.

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

      On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, the Company stated that it plans to divest its nuclear generation ownership interests (17.5% of Seabrook Station in New Hampshire and 3.685% of Millstone Station Unit No. 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. The divestiture method has not yet been determined. In anticipation of ultimate divestiture, the Company proposed to satisfy, on a functional basis, the Restructuring Act's requirement that nuclear generating assets be separated from its transmission and distribution assets. This would be accomplished by transferring the nuclear generating assets into a separate new division of the Company, using divisional financial statements and accounting to segregate all revenues, expenses, assets and liabilities associated with nuclear ownership interests.

      The Company's unbundling plan also proposes to separate its ongoing regulated transmission and distribution operations and functions, that is, the Distribution Company assets and operations, from all of its unregulated operations and activities. This would be achieved by undergoing a corporate restructuring into a holding company structure. In the holding company structure proposed, the Company will become a wholly-owned subsidiary of a holding company, and each share of the common stock of the Company will be converted into a share of common stock of the holding company. In connection with the formation of the holding company structure, all of the Company's interests in all of its operating unregulated subsidiaries will be transferred to the holding company and, to the extent new businesses are subsequently acquired or commenced, they will also be financed and owned by the holding company. An application for the DPUC's approval of this corporate restructuring was filed on November 13, 1998. DPUC hearings on the corporate unbundling plan and corporate restructuring commenced on February 18, 1999.

      Under the Restructuring Act, all Connecticut electricity customers will be able to choose their power supply providers after June 30, 2000. The Company will be required to offer fully-bundled service to customers under a regulated "standard offer" rate and will also become the power supply provider to each customer who does not choose an alternate power supply provider, even though the Company will no longer be in the business of retail power generation. In order to mitigate the financial risk that these regulated service mandates will pose to the Company in an unregulated power generation environment, its unbundling plan proposes that a purchased power adjustment clause be added to its regulated rates, effective July 1, 2000, as permitted by the Restructuring Act. This clause, similar to and based on the purchased gas adjustment clauses used by Connecticut's natural gas local distribution companies, would work in tandem with the Company's procurement of power supplies to assure that "standard offer" customers pay competitive market rates for power supply services and that the Company collects its costs of providing such services. The Distribution Company is also required under the Restructuring Act to provide back-up power supply service to customers whose electric supplier fails to provide power supply services for reasons other than the customers' failure to pay for such services. The Restructuring Act provides for the Distribution Company to recover its reasonable costs of providing this back-up service.

      In addition to approval by the DPUC, the several features of the Company's unbundling plan will be subject to approvals and consents by federal regulators, other state and federal agencies, and the Company's common stock shareowners.

     On and after January 1, 2000 and until January 1, 2004, the Company will be responsible for providing a standard offer service to customers who do not choose an alternate electricity supplier. The standard offer prices, including the fully-bundled price of generation, transmission and distribution services, the competitive transition assessment, the systems benefits charge and the energy conservation and renewable energy assessments, must be at least 10% below the average fully-bundled prices in effect on December 31, 1996. The Company has already delivered about 4.8% of this decrease, in price reductions through 1998. The DPUC's 1996 financial and operational review order (see below) anticipated sufficient income in 2000 to accelerate amortization of regulatory assets of about $50 million, equivalent to about 8% of retail revenues. Substantially all of this accelerated amortization may have to be eliminated to allow for the additional standard offer price reduction requirement of 10%, at a minimum, while providing for the added costs imposed by the restructuring legislation. The legislation does prescribe certain bases for adjusting the price of standard offer service if the 10% minimum price reduction cannot be accomplished.

                                      RATES

     The Company's retail electric service rates are subject to regulation by the Connecticut Department of Public Utility Control (DPUC).

     UI's present general retail rate structure consists of various rate and service classifications covering residential, commercial, industrial and street lighting services.

     Utilities are entitled by Connecticut law to charge rates that are sufficient to allow them a reasonable opportunity to cover their reasonable operating and capital costs, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests.

     On December 31, 1996, the DPUC completed a financial and operational review of the Company and ordered a five-year incentive regulation plan for the years 1997 through 2001 (the Rate Plan). The DPUC did not change the existing retail base rates charged to customers; but the Rate Plan increased amortization of the Company's conservation and load management program investments during 1997-1998, and accelerated the amortization and recovery of unspecified assets during 1999-2001 if the Company's common stock equity return on utility investment exceeds 10.5% after recording the amortization. The Rate Plan also provided for retail price reductions of about 5%, compared to 1996 and phased-in over 1997-2001, primarily through reductions of conservation adjustment mechanism revenues, through a surcredit in each of the five plan years, and through acceptance of the Company's proposal to modify the operation of the fossil fuel clause mechanism. The Company's authorized return on utility common stock equity during the period is 11.5%. Earnings above 11.5%, on an annual basis, are to be utilized one-third for customer price reductions, one-third to increase amortization of regulatory assets, and one-third retained as earnings. As a result of the Rate Plan, customer prices were required to be reduced, on average, by 3% in 1997 compared to 1996. Also as a result of the Rate Plan, customer prices are required to be reduced by an additional 1% in 2000, and another 1% in 2001, compared to 1996. Retail revenues have decreased by approximately 4.8% through 1998 compared to 1996 due to customer price reductions. The Rate Plan was reopened in 1998, in accordance with its terms, to determine the assets to be subjected to accelerated recovery in 1999, 2000 and 2001. The DPUC decided on February 10, 1999 that $12.1 million of the Company's regulatory tax assets will be subjected to accelerated recovery in 1999. The DPUC has not yet determined the assets to be subjected to recovery after 1999. The Rate Plan also includes a provision that it may be reopened and modified upon the enactment of electric utility restructuring legislation in Connecticut and, as a consequence of the 1998 Restructuring Act, the Rate Plan may be reopened and modified. See "Franchises, Regulation and Competition-Competition". However, aside from implementing an additional price reduction in 2000 to achieve the minimum 10% price reduction required by the Restructuring Act and the probable reductions in the accelerated amortizations scheduled in the Rate Plan, the Company is unable to predict, at this time, in what other respects the Rate Plan may be modified on account of this legislation.

     Currently, the Company's electric service rates are subject to regulation and are based on the Company's costs. Therefore, the Company, and most regulated utilities, are subject to certain accounting standards (Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71)) that are not applicable to other businesses in general. These accounting rules allow a regulated utility, where appropriate, to defer the income statement impact of certain costs that are expected to be recovered in future regulated service rates and to establish regulatory assets on its balance sheet for such costs. The effects of competition or a change in the cost-based regulatory structure could cause the operations of the Company, or a portion of its assets or operations, to cease meeting the criteria for application of these accounting rules. The Company expects to continue to meet these criteria in the foreseeable future. The Restructuring Act enacted in Connecticut in 1998 provides for the Company to recover in future regulated service rates previously deferred costs through ongoing assessments to be included in such rates. If the Company, or a portion of its assets or operations, were to cease meeting these criteria, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs are not recoverable in that portion of the business that continues to meet the criteria for the application of SFAS No. 71. If this change in accounting were to occur, it would have a material adverse effect on the Company's earnings and retained earnings in that year and could have a material adverse effect on the Company's ongoing financial condition as well.

                                    FINANCING

     The Company's capital requirements are presently projected as follows:

                                                                 1999       2000       2001       2002       2003
                                                                 ----       ----       ----       ----       ----
                                                                                     (millions)
Cash on Hand - Beginning of Year                                 $101.4      $34.5      $9.0      $42.7     $  -
Internally Generated Funds less Dividends                          98.4       59.4      57.4       64.4       72.7
Net Proceeds from Sale of Fossil Generation Plants                160.0        -          -          -         -
                                                                  -----       ----      ----      -----       ----
         Subtotal                                                 359.8       93.9      66.4      107.1       72.7

Less:
Capital Expenditures (excluding AFUDC)                             30.7       34.5      23.4       18.9       23.3
                                                                  -----       ----      ----      -----       ----

Cash Available to pay Debt Maturities and Redemptions             329.1       59.4      43.0       88.2       49.4

Less:
Maturities and Mandatory Redemptions                               69.6        0.4       0.3      100.3      100.5
Optional Redemptions                                              145.0       50.0        -          -         -
Repayment of Short-Term Borrowings                                 80.0         -         -          -         -
                                                                  -----       ----      ----      -----      -----

External Financing Requirements (Surplus)                        $(34.5)     $(9.0)   $(42.7)     $12.1      $51.1
                                                                  =====       ====     =====       ====       ====

Note:Internally  Generated  Funds  less  Dividends,   Capital  Expenditures  and
     External Financing Requirements are estimates based on current earnings and cash flow projections, including the implementation of the legislative mandate to achieve a minimum 10% price reduction from December 31, 1996 price levels by the year 2000. Connecticut's Restructuring Act, described at "Franchises, Regulation and Competition - Competition," requires the
     Company to divest itself of its fossil-fueled generating plants prior to January 1, 2000 and to attempt to divest itself of its ownership interests in nuclear-fueled generating units prior to January 1, 2004. This forecast reflects the estimated net after-tax proceeds ($160-$165 million) from a proposed divestiture of fossil-fueled generation plants on or about April 1, 1999. All of these estimates are subject to change due to future events and conditions that may be substantially different from those used in developing the projections.

     All of the Company's capital requirements that exceed available cash will have to be provided by external financing. Although the Company has no commitment to provide such financing from any source of funds, other than a $75 million revolving credit agreement and an $80 million revolving credit agreement, described below, the Company expects to be able to satisfy its external financing needs by issuing additional short-term and long-term debt, and by issuing common stock, if necessary. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and the level of the Company's income and cash flow.

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

     On December 18, 1998, the Company issued and sold $100 million principal amount of 6% five-year Notes. The yield on the Notes, which were issued at a discount, is 6.034%; and the Notes will mature on December 15, 2003. The proceeds from the sale of the Notes were used to repay $66.2 million principal amount of 6.2% Notes, which matured on January 15, 1999, and for general corporate purposes.

     On February 1, 1999, the Company converted $7.5 million principal amount Connecticut Development Authority Bonds from a weekly reset mode to a five-year multiannual mode. The interest rate on the Bonds for the five-year period beginning February 1, 1999 is 4.35% and will be paid semi-annually beginning on August 1, 1999. In addition, on February 1, 1999, the Company converted $98.5 million principal amount Business Finance Authority of the State of New Hampshire Bonds from a weekly reset mode to a multiannual mode. The interest rate on $27.5 million principal amount of the Bonds is 4.35% for a three-year period beginning February 1, 1999. The interest rate on $71 million principal amount of the Bonds is 4.55% for a five-year period. Interest on the Bonds will be paid semi-annually beginning on August 1, 1999.

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 8, 1999. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by either the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 1998, the Company had no short-term borrowings outstanding under this facility.

     On June 8, 1998, the Company borrowed $80 million under a new revolving credit agreement with a group of banks. The funds were used to repay $80 million of Term Loans prior to their due dates. The borrowing limit of this facility, which extends to June 7, 1999, is $80 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 1998, the Company had $80 million of short-term borrowings outstanding under this facility.

     In addition, as of December 31, 1998, one of the Company's indirect subsidiaries, American Payment Systems, Inc., had borrowings of $6.8 million outstanding under a bank line of credit agreement.

     The Company's long-term debt instruments do not limit the amount of short-term debt that the Company may issue. The Company's revolving credit agreement described above requires it to maintain an available earnings/interest charges ratio of not less than 1.5:1.0 for each 12-month period ending on the last day of each calendar quarter. For the 12-month period ended December 31, 1998, this coverage ratio was 3.6:1.0.

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

     On the basis of the formulas contained in the Preferred Stock provisions and the Seabrook Unit 1 lease financing documents, the coverages for each of the five years ended December 31, 1998 are set forth below.

                                 PREFERRED STOCK          SEABROOK LEASE
                                   PROVISIONS               PROVISIONS
                            ------------------------     -----------------
                            PREFERRED    LONG-TERM       EARNINGS/INTEREST
      YEAR                   STOCK      INDEBTEDNESS           RATIO
      ----                  ---------   ------------     -----------------

      1994                    2.7           3.1                 2.9
      1995                    2.7           2.7                 3.3
      1996                    2.4           2.4                 2.8
      1997                    2.5           2.6                 3.2
      1998                    2.5           2.5                 3.6

     The Company is obligated to furnish a guarantee for its participating share of the debt financing for the Hydro-Quebec Phase II transmission intertie facility linking New England and Quebec, Canada. As of December 31, 1998, the Company's guarantee liability for this debt was approximately $6.8 million. See "Arrangements with Other Utilities - Hydro Quebec".

                                   FUEL SUPPLY

                                   FOSSIL FUEL

     The Company burns coal, residual oil, jet oil and natural gas at its fossil fuel generating stations in Bridgeport and New Haven. During 1998, approximately 590,000 tons of coal and 4.6 million barrels of fuel oil were consumed in the generation of electricity. The Company owns fuel oil storage tanks at its generating stations in Bridgeport and New Haven that have maximum capacities of approximately 680,000 and 650,000 barrels of oil, respectively. In addition, the Company maintains an approximate 35-day coal supply of 112,000 tons at its Bridgeport Harbor Station.

     The Company's largest generating unit at its Bridgeport generating station is capable of burning either coal or oil. A coal supply contract for this unit extends until July 31, 2007, subject to earlier termination provisions. Fuel oil supply contracts for the New Haven and Bridgeport generating stations will expire on March 31, 2000.

     The Company's New Haven Harbor Station has a dual-fuel capability of burning natural gas and oil. Under an agreement that expires on December 31, 2000, the station is obligated to burn approximately 6 billion cubic feet of gas per year, when offered by the supplier at a price that is competitive with oil. During 1998, no natural gas was purchased pursuant to this agreement.

     On October 2, 1998, the Company agreed to sell both of its operating fossil-fueled generating stations, Bridgeport Harbor Station and New Haven Harbor Station, to Wisvest-Connecticut, LLC, a single-purpose subsidiary of Wisvest Corporation. Wisvest Corporation is a non-utility subsidiary of Wisconsin Energy Corporation, Milwaukee, Wisconsin. The transaction is expected to close during the spring of 1999. Fuel supply contracts will be assigned to Wisvest-Connecticut, LLC on the closing date of the transaction.

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

     Based on information furnished by the utility responsible for the operation of the units in which the Company is participating, there are outstanding contracts that cover uranium concentrate purchases for Millstone Unit 3 through 2000 and for Seabrook Unit 1 through 2002. In addition, there are outstanding contracts, to the extent indicated below, for conversion, enrichment and fabrication services for these units extending through the following years:

                          CONVERSION TO
                          HEXAFLUORIDE         ENRICHMENT          FABRICATION
                          -------------        ----------          -----------

      Millstone Unit 3        2003                2002                2011
      Seabrook Unit 1         2006                2002                2008


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

     Because of the evolving industry-wide changes that are described at "Franchises, Regulation and Competition - Competition," NEPOOL has been restructured. Its membership has been broadened to cover all entities engaged in the electricity business in New England, including power marketers and brokers, independent power producers and load aggregators. An independent entity, ISO New England, Inc., has the responsibility for the operation of the regional bulk power system, so that the regional bulk power system will continue to be operated both in accordance with the NEPOOL objectives and free of any adverse impact on competition in the wholesale power markets, where various energy and capacity products will be traded in open competition among all participants. Amendments to the NEPOOL Agreement establishing the markets were filed with and have been approved by the FERC and the markets are expected to become operational on April 1, 1999.

                          NEW ENGLAND TRANSMISSION GRID

     Under other agreements related to the Company's participation in the ownership of Seabrook Unit 1 and Millstone Unit 3, the Company contributes to the financial support of certain 345 kilovolt transmission facilities that are a part of the New England transmission grid.

                                  HYDRO-QUEBEC

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which the Company has a 5.45% participating share, has a 690 megawatt equivalent capacity value; and Phase II, in which the Company has a 5.45% participating share, increased the equivalent capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. Additionally, the Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of December 31, 1998, the Company's guarantee liability for this debt was approximately $6.8 million.

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

     The federal Clean Water Act requires permits for discharges of effluents into navigable waters and requires that all discharges of pollutants comply with federally approved state water quality standards. The Connecticut Department of Environmental Protection (DEP) has adopted, and the federal government has approved, water quality standards for receiving waters in Connecticut. A joint federal and state permit system, administered by the DEP, has been established to assure that applicable effluent limitations and water quality standards are met in connection with the construction and operation of facilities that affect or discharge into these waters. The discharge permits for the Company's Bridgeport Harbor and English generating stations expired in February and May of 1992, respectively. Applications for renewal of these permits had been filed in August and November of 1991, respectively, and while these renewal applications are pending, the terms of the expired permits continue in effect. On January 23, 1999, the DEP issued a public notice that it has made a tentative determination to renew the permit for Bridgeport Harbor Station. The application for English Station, in New Haven, which has been deactivated, has been modified to reflect changes in the operating status of this generating facility and changes in the permitting system. Several new permits have been issued for specific discharges at Bridgeport Harbor and/or English Stations; and, although other new permits for specific discharges have not yet been issued, the Company has not been advised by the DEP that any of these facilities has a permitting problem. A discharge permit for the Company's New Haven Harbor Station was issued on January 4, 1999 and will expire on January 4, 2004. The DEP has determined that the thermal component of the discharges at each of the Company's three stations will not result in a violation of state water quality standards. However, all discharge permits may be reopened and amended to incorporate more stringent standards and effluent limitations that may be adopted by federal and state authorities. Compliance with this permit system has necessitated substantial capital and operational expenditures by UI, and such expenditures will continue to be required for Bridgeport Harbor Station and New Haven Harbor Station until these facilities are sold. See "Franchises, Regulation and Competition - Competition".

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

     Amendments to the Clean Air Act in 1990 will require a significant reduction in nationwide SO2 emissions by fossil fuel-fired generating units to a permanent total emissions cap in the year 2000. This reduction is to be achieved by the allotment of allowances to emit SO2, measured in tons per year, to each owner of a unit, and requiring the owner to hold sufficient allowances each year to cover the emissions of SO2 from the unit during that year. Allowances are transferable and can be bought and sold. The Company believes that, under the allowances allocation formula, the

Bridgeport Harbor Station, New Haven Harbor Station and English Station generating units will hold more than sufficient allowances to permit their continued operation without incurring substantial expenditures for additional SO2 controls.

     The same 1990 Clean Air Act amendments also contain major new requirements for the control of nitrogen oxides (NOx) that are applicable to generating units located in or near areas, such as UI's service territory, where ambient air quality standards for photochemical oxidants have not been attained. These amendments also require the installation and/or modification of continuous emission monitoring systems, and require all existing generating units to apply for and obtain operating permits. The Company submitted applications for such operating permits in early 1998. These applications have verified compliance with all existing requirements applicable to the generating units at Bridgeport Harbor, New Haven Harbor and English generating stations, with the exception that the generating units at Bridgeport Harbor and New Haven Harbor generating stations are not in continuous compliance with regulations governing the maximum opacity of stack emissions. The Company is discussing this continuous compliance issue with Connecticut DEP staff and expects that the issue will be resolved without any material expenditures for additional control equipment at these units. Controls installed have resulted in achievement of NOx emissions from Bridgeport Harbor Unit 3, the largest generating unit at Bridgeport Harbor Station, substantially below, and at a date significantly in advance of, that required under the statute. As a result, the DEP has approved the creation of transferable and marketable NOx emission reduction credits, and supplemental approvals are anticipated for the creation of additional credits at this generating unit through April 1999. During 1998, UI consummated 7 sales of NOx emission reduction credits, and it will continue to market these credits until this generating unit is sold. See "Financing, Regulation and Competition - Competition". These sales have not had a significant impact on the Company's earnings. In September 1994, the Ozone Transport Commission (OTC) (consisting of the twelve northeastern-most states plus the District of Columbia) adopted a Memorandum of Understanding (MOU) that obligates certain of those states, including Connecticut, to adopt regulations that will further limit emissions of NOx from large stationary sources, including utility boilers. The MOU calls for the reductions to occur in two steps; the first in 1999 and the second in 2003. On December 30, 1997, the Connecticut DEP proposed regulations that would implement the requirements of the OTC MOU. It is expected that the regulations, when promulgated, will become part of the federally mandated revisions to Connecticut's plan for achieving compliance with air quality standards for photochemical oxidants. On July 18, 1997, the EPA published final revisions to the national air quality standards for ozone and particulate matter. On September 24, 1998, the EPA published a final rule that will require 22 states in the eastern United States and the District of Columbia to adopt regulations no later than September 30, 1999 to ensure that a significant transport of ozone pollution across state boundaries in the eastern United States is prevented. Since not all of these new state regulations have been adopted in final form, the Company is not yet able to assess accurately the applicability and impact of implementing these regulations to and on the generating facilities at Bridgeport Harbor, New Haven Harbor and English generating stations. Compliance may require substantial additional capital and operational expenditures by the owner of these facilities in the future. In addition, due to the 1990 amendments and other provisions of the Clean Air Act, future construction or modification of fossil-fired generating units and all other sources of air pollution in southwestern Connecticut will be conditioned on installing state-of-the-art nitrogen oxides controls and obtaining nitrogen oxide emission offsets -- in the form of reductions in emissions from other sources -- which may hinder or preclude such construction or modification programs in UI's service area, depending on ambient pollutant levels.

     A merchant wholesale electric generating facility (Bridgeport Energy Project) is being constructed on land leased from UI at its Bridgeport Harbor Station. UI's Bridgeport Harbor Unit 1 was placed in deactivated reserve status on August 1, 1998, when the first phase of the Bridgeport Energy Project was completed. UI has provided emission offsets necessary for the licensing of the Bridgeport Energy Project; and UI has agreed to provide Clean Air Act allowances required for the operation of this facility to the extent that they are available from Bridgeport Harbor Units 1 and 2 and are not obtained for the facility from another source. Given the very low emissions rates expected from the Bridgeport Energy Project, it currently appears likely that UI will continue to have surplus SO2 allowances for sale.

     The Bridgeport Harbor, New Haven Harbor and English generating stations comply with the air quality and emission performance standards adopted by their host cities.

     Under the federal Toxic Substances Control Act (TSCA), the EPA has issued regulations that control the use and disposal of polychlorinated biphenyls
(PCBs). PCBs had been widely used as insulating fluids in many electric utility transformers and capacitors manufactured before TSCA prohibited any further manufacture of such PCB equipment. Fluids with a concentration of PCBs higher than 500 parts per million and materials (such as electrical capacitors) that contain such fluids must be disposed of through burning in high temperature incinerators approved by the EPA. Solid wastes containing PCBs must be disposed of in either secure chemical waste landfills or in high-efficiency incinerators. In response to EPA regulations, UI has phased out the use of certain PCB capacitors and has tested all Company-owned transformers located inside customer-owned buildings and replaced all transformers found to have fluids with detectable levels of PCBs (higher than 1 part per million) with transformers that have no detectable PCBs. Presently, no transformers having fluids with levels of PCBs higher than 500 parts per million are known by UI to remain in service in its system, except at one generating station. Compliance with TSCA regulations has necessitated substantial capital and operational expenditures by UI, and such expenditures may continue to be required in the future, although their magnitude cannot now be estimated. The Company has agreed to participate financially in the remediation of a source of PCB contamination attributed to UI-owned electrical equipment on property in New Haven. Although the scope of the remediation and the extent of UI's participation have not yet been fully determined, in 1990 the owners of the property estimated the total remediation cost to be approximately $346,000.

     Under the federal Resource Conservation and Recovery Act (RCRA), the generation, transportation, treatment, storage and disposal of hazardous wastes are subject to regulations adopted by the EPA. Connecticut has adopted state regulations that parallel RCRA regulations but are more stringent in some respects. The Company has complied with the notification and application requirements of present regulations, and the procedures by which UI handles, stores, treats and disposes of hazardous waste products have been revised, where necessary, to comply with these regulations. The Bridgeport Harbor and New Haven Harbor generating stations have been registered as treatment, storage and disposal facilities, because of historic solid waste management activities at these sites. The Company has ceased using these sites for any of these purposes and has filed facility closure plans with the DEP; but further corrective actions may be required at one or more of them for documented or potential releases of hazardous wastes. Because regulations for such corrective actions have not yet been promulgated, the Company is unable to predict what impact, if any, such regulations may have on these facilities.

     The Company has estimated that the total cost of decontaminating and demolishing its Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $8.3 million had been incurred as of December 31, 1998, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 DPUC retail rate decision, beginning January 1, 1993, the Company has been recovering through retail rates $1.075 million of the remediation costs per year. The remediation costs, property value and recovery from customers will be subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

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

     The Company has contracted to sell its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut's electric utility industry restructuring legislation. See "Franchises, Regulation and Competition - Competition". Environmental assessments performed in connection with the marketing of these plants indicate that substantial remediation expenditures will be required in order to bring the plant sites into compliance with applicable Connecticut minimum standards following their sale. The proposed purchaser of the plants has agreed to undertake and pay for the major portion of this remediation. However, the Company will be responsible for remediation of the portions of the plant sites that will be retained by it.

     RCRA also regulates underground tanks storing petroleum products or hazardous substances, and Connecticut has adopted state regulations governing underground tanks storing petroleum and petroleum products that, in some respects, are more stringent than the federal requirements. The Company currently owns 13 underground storage tanks, which are used primarily for gasoline and fuel oil, that are subject to these regulations. A testing program has been installed to detect leakage from any of these tanks, and substantial costs may be incurred for future actions taken to prevent tanks from leaking, to remedy any contamination of groundwater, and to modify, remove and/or replace older tanks in compliance with federal and state regulations.

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

     A Connecticut statute authorizes the creation of a lien against all real estate owned by a person causing a discharge of hazardous waste, in favor of the DEP, for the costs incurred by the DEP to contain and remove or mitigate the effects of the discharge. Another Connecticut law requires a person intending to transfer ownership of an establishment that generates more than 100 kilograms per month of hazardous waste to provide the purchaser and the DEP with a declaration that no release of hazardous waste has occurred on the site, or that any wastes on the site are under control, or that the waste will be cleaned up in accordance with a schedule approved by the DEP. Failure to comply with this law entitles the transferee to recover damages from the transferor and renders the transferor strictly liable for the cleanup costs. In addition, the DEP can levy a civil penalty of up to $100,000 for providing false information. These laws will be applicable to the Company's proposed sale of its Bridgeport Harbor Station and New Haven Harbor Station generating stations. See "Franchises, Regulation and Competition - Competition". UI does not believe that any material claims against the Company will arise under these Connecticut laws.

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

                                    EMPLOYEES

     As of December 31, 1998, the Company had 1,193 employees, including 181 in subsidiary operations. Of the electric utility employees, approximately 84% had been with the Company for 10 or more years.

     Approximately 523 of the Company's operating, maintenance and clerical employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes. On June 30, 1997, the Company's unionized employees accepted a new five-year agreement, amending and extending the existing agreement that was scheduled to remain in effect through May 15, 1998. The new agreement provides for, among other things, 2% annual wage increases beginning in May 1998, and annual lump sum bonuses of 2.5% of base annual straight time wages (not cumulative). These provisions will restrict the growth of the Company's bargaining unit base wage expense to about $500,000 per year. The agreement also provides for job security for longer-term bargaining unit employees and will allow the Company some flexibility in adjusting work methods as part of its ongoing process re-engineering efforts.

     The Company has contracted to sell its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut's electric utility industry restructuring legislation. See "Franchises, Regulation and Competition - Competition". As part of the sale of these assets, the buyer has offered employment to all bargaining unit and administrative/technical employees at the facilities, contingent on the closing of the transaction. The buyer has also interviewed all management employees at the facilities and those management and administrative/technical support employees in power supply, supply chain and environmental management whose jobs will be eliminated as a result of the sale and offered employment to most employees contingent on the closing of the transaction. In total, out of 218 employees, 192 have accepted employment offers from the buyer.

     There has been no work stoppage due to labor disagreements since 1966, other than a strike of three days duration in May 1985; and employee relations are considered satisfactory by the Company.

Item 2.  Properties
                              GENERATING FACILITIES

     The electric generating capability of the Company as of December 31, 1998, based on summer ratings of the generating units, was as follows:

                                                    YEAR OF          MAX CLAIMED                 UI
UI OPERATED:                        FUEL         INSTALLATION       CAPABILITY, MW           ENTITLEMENT
---------------------------         ----         ------------       --------------           -----------
                                                                                             %       Mw
Bridgeport Harbor Station 1        #6 Oil          1957                  76.09             100.00     76.09(1)(7)
Bridgeport Harbor Station 2        #6 Oil          1961                 170.00             100.00    170.00(2)(7)
Bridgeport Harbor Station 3        #6 Oil/Coal      1968/1985           385.00             100.00    385.00(7)
Bridgeport Harbor Station 4        Jet Oil         1967                  14.60             100.00     14.60(7)
New Haven Harbor Station           #6 Oil/Gas      1975                 466.00              93.71    436.69(3)(7)
English Station 7                  #6 Oil          1948                  34.06             100.00     34.06(4)
English Station 8                  #6 Oil          1953                  38.49             100.00     38.49(4)

OPERATED BY OTHER UTILITIES:
---------------------------

Millstone Unit 3,                 Nuclear          1986                1119.60              3.685     41.26(5)
Waterford, Connecticut

Seabrook Unit 1,                  Nuclear          1990                1162.00              17.50    203.35(6)
Seabrook, New Hampshire

POWER PURCHASES FROM
COGENERATION FACILITIES:
-----------------------

Bridgeport RESCO,                 Refuse           1988                  59.50             100.00     59.50
Bridgeport, Connecticut
Shelton Landfill                  Gas              1995                   1.50             100.00      1.50
                                                                                                      -----
Shelton, Connecticut

Total                                                                                               1460.54
                                                                                                    =======

(1) Bridgeport Harbor Station 1 was placed in deactivated reserve status on August 1, 1998, when the first phase of a merchant wholesale electric generating facility (Bridgeport Energy Project), constructed on land leased from UI at Bridgeport Harbor Station, was completed.
(2) Commencing with the completion of the second phase of the Bridgeport Energy Project, scheduled for July of 1999, a wholesale power marketer will have an option to purchase the capability and energy generated by Bridgeport Harbor Station 2, under a series of one-year option agreements that end in 2010, pursuant to a wholesale power contract.
(3) Represents UI's 93.705% ownership share of total net capability. This unit is jointly owned by UI (93.705%), Fitchburg Gas and Electric Light Company (4.5%) and the electric departments of three Massachusetts municipalities (1.795%).
(4) English Station 7 and 8 were placed in deactivated reserve status, effective January 1, 1992.
(5)  Represents UI's 3.685% ownership share of total net capability.
(6) Represents UI's 17.5% ownership share of total net capability. In August 1990, UI sold to and leased back from an owner trust established for the benefit of an institutional investor a portion of UI's 17.5% ownership interest in this unit. This portion of the unit is subject to the lien of a first mortgage granted by the owner trustee.
(7) The Company has contracted to sell its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut's electric utility industry restructuring legislation. See Item 1. Business - "Franchises, Regulation and Competition - Competition".



                TABULATION OF PEAK LOADS, RESOURCES, AND MARGINS
                        1998 ACTUAL, 1999 - 2003 FORECAST
                                   (MEGAWATTS)

                                                Actual                         Forecast
                                                ------       -------------------------------------------------
                                                 1998         1999        2000       2001       2002       2003
At Time of Peak Load on UI's System:
-----------------------------------


Capacity of generating units operated
 by UI (1)                                      1082.38     1006.29     1006.29    1006.29    1006.29    1006.29
-------------------------------------


Entitlements in nuclear units (1) (2)
-----------------------------
  Millstone Unit 3                                 0.00       41.26       41.26      41.26      41.26      41.26
  Seabrook Unit 1                                203.35      203.35      203.35     203.35     203.35     203.35
                                               --------    --------    --------   --------     ------     ------
                                                 203.35      244.61      244.61     244.61     244.61     244.61
                                               --------    --------    --------   --------     ------     ------


Equivalent capacity value of
 entitlement in Hydro-Quebec (1) (2)              98.08       98.08       98.08      98.08       0          0
----------------------------


Purchases from cogeneration facilities
--------------------------------------
  Bridgeport RESCO                                59.50       59.50       59.50      59.50      59.50      59.50
  Shelton Landfill                                 1.50        1.57        1.54       1.36       1.32       1.30



Purchase from New York Power Authority             1.14        1.14        1.14       0.00       0.00       0.00
--------------------------------------


Purchases from (sales to) other utilities
-----------------------------------------
  Net power contracts - fossil                  (122.57)      78.65      (30.64)    (30.64)    (30.64)    (30.64)
                                                -------     -------     -------    -------    -------    -------
Total generating resources                      1323.38     1489.84     1380.52    1379.20    1281.08    1281.06
                                                =======     =======     =======    =======    =======    =======


Calculation of UI's capability
 responsibility (3)
------------------------------
Peak load                                       1142.67     1201.00     1231.00    1243.00    1254.00    1264.00
Required reserve margin                          139.19      131.94      135.24     136.56     137.77     138.87
                                                -------     -------     -------    -------    -------    -------
Total capability responsibility                 1281.86     1332.94     1366.24    1379.56    1391.77    1402.87
                                                =======     =======     =======    =======    =======    =======


Available Margin (4)                              38.88      154.19       11.60      (1.72)   (112.01)   (123.11)
                                                 ======     =======     =======    =======    =======    =======

(1) Capacity shown reflects summer ratings of generating units. In conjunction with the proposed sale of its two operating fossil-fueled generating stations, the Company will enter into wholesale power supply contracts for the sale of power to the Company to replace the power currently being generated by the Company at the two generating stations.
(2) Winter ratings of UI nuclear and Hydro-Quebec interconnection's equivalent capacity value entitlements (megawatts):
         Millstone Unit 3           -       42.01
         Seabrook Unit 1            -      203.35
         Hydro-Quebec               -       34.34
(3)  UI's required capacity as a NEPOOL participant.
(4) Total generating resources, excluding purchases from New York Power Authority and Shelton Landfill, less capability responsibility. In addition, UI maintains three units (English Station 7, English Station 8 and Bridgeport Harbor Station 1) in deactivated reserve, representing a total of 148.64 MW of generating capacity.

     During 1998, the peak load on the Company's system was approximately 1,143 megawatts, which occurred in July. UI's total generating capability at the time was 1,323 megawatts, including a 98 megawatt increase in capability provided by the equivalent capacity value of UI's entitlements in the Hydro-Quebec facility and reflecting the net effect of temporary arrangements with other electric utilities and cogenerators. The Company is currently forecasting an annual average compound growth in peak load of 0.85% during the period 1998 to 2008.

     In April  1998,  Connecticut  enacted  Public Act 98-28 (the  Restructuring
Act), a massive and complex statute designed to restructure the State's regulated electric utility industry. The business of generating and supplying electricity directly to consumers will be price-deregulated and opened to competition beginning in the year 2000. At that time, these business activities will be separated from the business of delivering electricity to consumers, also known as the transmission and distribution business. The business of delivering electricity will remain with the incumbent franchised utility companies (including the Company), which will continue to be regulated by the DPUC as Distribution Companies. Beginning in 2000, each retail consumer of electricity in Connecticut (excluding consumers served by municipal electric systems) will be able to choose his, her or its supplier of electricity from among competing licensed suppliers, for delivery over the wires system of the franchised Distribution Company. Commencing no later than mid-1999, Distribution Companies will be required to separate on consumers' bills the charge for electricity generation services from the charge for delivering the electricity and all other charges. On July 29, 1998, the DPUC issued the first of what are expected to be several orders relative to this "unbundling" requirement, and has now reopened its proceeding to consider the amount of the generation services charge to be included on consumers' bills.

      In May of 1998, the Company announced that it would commence selling, through a two-stage bidding process, all of its non-nuclear generation assets, in compliance with the Restructuring Act. On October 2, 1998, the Company agreed to sell both of its operating fossil-fueled generating stations, Bridgeport Harbor Station and New Haven Harbor Station, to Wisvest-Connecticut, LLC, a single-purpose subsidiary of Wisvest Corporation. Wisvest Corporation is a non-utility subsidiary of Wisconsin Energy Corporation, Milwaukee, Wisconsin. The sale price is $272 million in cash, including payment for some non-plant items, and the transaction is expected to close during the spring of 1999. It is contingent upon the receipt of approvals from the DPUC, the Federal Energy Regulatory Commission (FERC), and other federal and state agencies. A petition seeking the DPUC's approval was filed on October 30, 1998 and, on March 5, 1999, the DPUC issued a decision approving the sale. An application seeking the FERC's authorization for the sale of the facilities subject to its jurisdiction was filed on December 21, 1998 and, on February 24, 1999, the FERC issued an order authorizing the sale.

      On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, the Company stated that it plans to divest its nuclear generation ownership interests (17.5% of Seabrook Station in New Hampshire and 3.685% of Millstone Station Unit No. 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. The divestiture method has not yet been determined. In anticipation of ultimate divestiture, the Company proposed to satisfy, on a functional basis, the Restructuring Act's requirement that nuclear generating assets be separated from its transmission and distribution assets. This would be accomplished by transferring the nuclear generating assets into a separate new division of the Company, using divisional financial statements and accounting to segregate all revenues, expenses, assets and liabilities associated with nuclear ownership interests.

      Under the Restructuring Act, all Connecticut electricity customers will be able to choose their power supply providers after June 30, 2000. On and after January 1, 2000 and until January 1, 2004, the Company will be required to offer fully-bundled service to customers under a regulated "standard offer" rate and will also become the power supply provider to each customer who does not choose an alternate power supply provider, even though the Company will no longer be in the business of retail power generation. The Company is also required under the Restructuring Act to provide back-up power supply service to customers whose electric supplier fails to provide power supply services for reasons other than the customers' failure to pay for such services.

     In conjunction with the proposed sale of its two operating fossil-fueled generating stations to Wisvest-Connecticut, LLC (Wisvest), the Company will enter into a wholesale power supply contract with Wisvest for the sale of power to the Company, through June 30, 2000, to replace the power currently being generated by the Company at the two generating stations. If, due to the permanent loss of a generating unit or higher than expected load growth, UI's own generating capability and the generating capability of its wholesale supplier become inadequate to meet its customer service obligations and its capability responsibility to NEPOOL, UI expects to be able to reduce the load on its system by the implementation of additional demand-side management programs, to acquire other demand-side and supply-side resources, and/or to purchase capacity from other utilities or from the installed capability spot market, as necessary. However, because the generation and transmission systems of the major New England utilities, including UI, are operated as if they were a single system, the ability of UI to meet its load is and will be dependent on the ability of the region's generation and transmission systems to meet the region's load. See "Nuclear Generation" and
Item 1. Business - "Franchises, Regulation and Competition - Competition" and "Arrangements with Other Utilities".

     Shown below is a summary of the Company's sources and uses of electricity for 1998.

                            MEGAWATT-HOURS
                            --------------
                                (000'S)
SOURCES                                      USES
-------                                      ----

OWNED                                        Retail Customers              5,452
   Nuclear                        1,594
   Coal                           1,514      Wholesale
   Oil                            2,756        Delivered to NEPOOL           975
   Gas & Gas Turbines                 5        Contracts                     878
                                  -----
       Total Owned                5,869
                                             Company Use & Losses            276
                                                                           -----
PURCHASED
   Contracts                        782            Total Uses              7,581
                                                                           =====
   NEPOOL                           628
   Hydro-Quebec                     302
                                  -----
       Total Sources              7,581
                                  =====

                       TRANSMISSION AND DISTRIBUTION PLANT

     The transmission lines of the Company consist of approximately 102 circuit miles of overhead lines and approximately 17 circuit miles of underground lines, all operated at 345 KV or 115 KV and located within or immediately adjacent to the territory served by the Company. These transmission lines interconnect the Company's Bridgeport Harbor and New Haven Harbor generating stations and are part of the New England transmission grid through connections with the transmission lines of The Connecticut Light and Power Company. A major portion of the Company's transmission lines is constructed on a railroad right-of-way pursuant to a Transmission Line Agreement that expires in May 2000.

     The Company owns and operates 25 bulk electric supply substations with a capacity of 2,634,000 KVA and 38 distribution substations with a capacity of 80,050 KVA. The Company has 3,170 pole-line miles of overhead distribution lines and 130 conduit-bank miles of underground distribution lines.

     See  "Capital   Expenditure  Program"  concerning  the  estimated  cost  of additions to the Company's transmission and distribution facilities.

                           CAPITAL EXPENDITURE PROGRAM

     The Company's 1999-2003 capital expenditure program, excluding allowance for funds used during construction and its effect on certain capital-related items, is presently budgeted as follows:

                                         1999          2000         2001        2002         2003         Total
                                         ----          ----         ----        ----         ----         -----
                                                                         (000's)
Generation  (1)                          $4,891       $4,229       $2,435      $1,851       $1,280       $14,686
Distribution and Transmission            16,954       15,761       11,470      11,509       12,816        68,510
Other                                     6,443        5,238        2,731       2,543        1,949        18,904
                                         ------       ------       ------      ------       ------       -------
Subtotal                                 28,288       25,228       16,636      15,903       16,045       102,100

Nuclear Fuel                              2,413        9,298        6,774       2,953        7,302        28,740
                                         ------       ------       ------      ------       ------       -------

  Total Expenditures                    $30,701      $34,526      $23,410     $18,856      $23,347      $130,840
                                        =======      =======      =======     =======      =======      ========

Rate Base and Other Selected Data:
---------------------------------
Depreciation
  Book Plant (1)                        $50,200      $48,120      $48,636     $48,910      $49,531
  Conservation Assets                     5,048            0            0           0            0
  Decommissioning                         2,781        2,892        3,007       3,128        3,253
Additional Required Amortization
  Regulatory Tax Assets (pre-tax
            and after-tax)               12,096            0            0           0            0
  Other Regulatory Assets (pre-tax)(2)        0       49,500       54,500           0            0
Amortization of Deferred
 Return on Seabrook Unit 1
 Phase-In (after-tax)                    12,586            0            0           0            0

Estimated Rate Base
 (end of period)                        849,684
 (average)                              920,367

(1) Reflects divestiture of fossil-fueled generation plant on April 1, 1999. Remaining generation is nuclear, excluding nuclear fuel. See Item 1. Business - "Franchises, Regulation and Competition - Competition".

(2) Additional amortization of unspecified regulatory assets, as ordered by the Connecticut Department of Public Utility Control in its December 31, 1996 retail rate order, provided that, as expected, common equity return on utility investment exceeds 10.5% after recording the additional amortization. Substantially all of this accelerated amortization may have to be eliminated in order to achieve the minimum 10% price reduction (compared to the average fully bundled prices in effect on December 31, 1996), while providing for the added costs imposed by Public Act 98-28, a statute enacted by Connecticut, designed to restructure the State's regulated electric utility industry. See Item 1. Business "Franchises, Regulation and Competition - Competition".

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

     Seabrook Unit 1 commenced commercial operation in June of 1990, pursuant to an operating license issued by the NRC, which will expire in 2026. It is jointly owned by eleven New England electric utility entities, including the Company, and is operated by a service company subsidiary of Northeast Utilities (NU). Through December 31, 1998, Seabrook Unit 1 has operated at a lifetime capacity factor of 80%.

     Millstone Unit 3 commenced commercial operation in April of 1986, pursuant to a 40-year operating license issued by the NRC. It is jointly owned by thirteen New England electric utility entities, including the Company, and is operated by another service company subsidiary of NU. Through March 30, 1996, when Millstone Unit 3 was taken out of service following an engineering evaluation that determined that four safety-related valves would not be able to perform their design function during certain postulated events, Millstone Unit 3 had operated at a lifetime capacity factor of 71.9%. A comprehensive Nuclear Regulatory Commission (NRC) inquiry into the conformity of the unit and its operations with all applicable NRC regulations and standards was completed and the unit was allowed to resume operation beginning on July 4, 1998. It achieved full power production on July 14, 1998, and has operated at a capacity factor of 70.5% from that date through December 31, 1998.

     While Millstone Unit 3 was out of service, UI incurred incremental replacement power costs estimated at approximately $500,000 per month, and experienced an adverse impact on net earnings per share of approximately $.02 per month. In addition to these costs of replacement power, substantial incremental direct costs were incurred to address the above-described problems with respect to Millstone Unit 3. UI and the other nine non-NU owners of Millstone Unit 3 paid their monthly shares of the costs of the unit, but reserved their rights to contest whether the NU service company subsidiary that is the operator of Millstone Unit 3 and/or one or both of the two operating NU subsidiary electric utility companies that are the majority joint owners of Millstone Unit 3 are responsible for the additional costs that the other joint owners experienced as a result of the shutdown of Millstone Unit 3. On August 7, 1997, the Company and the other nine minority, non-NU joint owners of Millstone Unit 3 filed lawsuits against NU and its trustees, as well as a demand for arbitration against The Connecticut Light and Power Company and Western Massachusetts Electric Company, the operating electric utility subsidiaries of NU that are the majority joint owners of the unit and have contracted with the minority joint owners to operate it. The ten non-NU joint owners, who together own about 19.5% of the unit, claim that NU and its subsidiaries failed to comply with NRC regulations, failed to operate Millstone Station in accordance with good utility operating practice and concealed their failures from the non-operating joint owners and the NRC. The arbitration and lawsuits seek to recover costs of purchasing replacement power and increased operation and maintenance costs resulting from the shutdown of Millstone Unit 3.

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

     The Company's estimate of its remaining share of Connecticut Yankee costs, including decommissioning, less return of investment (approximately $9.9 million) and return on investment (approximately $4.7 million) at December 31, 1998, is approximately $32.7 million. This estimate, which is subject to ongoing review and revision, has been recorded by the Company as an obligation and a regulatory asset on the Consolidated Balance Sheet.

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

                             INSURANCE REQUIREMENTS

     The Price-Anderson Act, currently extended through August 1, 2002, limits public liability resulting from a single incident at a nuclear power plant. The first $200 million of liability coverage is provided by purchasing the maximum amount of commercially available insurance. Additional liability coverage will be provided by an assessment of up to $83.9 million per incident, levied on each of the nuclear units licensed to operate in the United States, subject to a maximum assessment of $10 million per incident per nuclear unit in any year. In addition, if the sum of all public liability claims and legal costs resulting from any nuclear incident exceeds the maximum amount of financial protection, each reactor operator can be assessed an additional 5% of $83.9 million, or $4.2 million. The maximum assessment is adjusted at least every five years to reflect the impact of inflation. With respect to each of the three nuclear generating units in which the Company has an interest, the Company will be obligated to pay its ownership and/or leasehold share of any statutory assessment resulting from a nuclear incident at any nuclear generating unit. Based on its interests in these nuclear generating units, the Company estimates its maximum liability would be $17.8 million per incident. However, any assessment would be limited to $2.1 million per incident per year.

     The NRC requires each nuclear generating unit to obtain property insurance coverage in a minimum amount of $1.06 billion and to establish a system of prioritized use of the insurance proceeds in the event of a nuclear incident. The system requires that the first $1.06 billion of insurance proceeds be used to stabilize the nuclear reactor to prevent any significant risk to public health and safety and then for decontamination and cleanup operations. Only following completion of these tasks would the balance, if any, of the segregated insurance proceeds become available to the unit's owners. For each of the three nuclear generating units in which the Company has an interest, the Company is required to pay its ownership and/or leasehold share of the cost of purchasing such insurance. Although each of these units has purchased $2.75 billion of property insurance coverage, representing the limits of coverage currently available from conventional nuclear insurance pools, the cost of a nuclear incident could exceed available insurance proceeds. Under those circumstances, the nuclear insurance pools that provide this coverage may levy assessments against the insured owner companies if pool losses exceed the accumulated funds available to the pool. The maximum potential assessments against the Company with respect to losses occurring during current policy years are approximately $3.1 million.

                       WASTE DISPOSAL AND DECOMMISSIONING

     Costs associated with nuclear plant operations include amounts for disposal of nuclear wastes, including spent fuel, and for the ultimate decommissioning of the plants. Under the Nuclear Waste Policy Act of 1982, the federal Department of Energy (DOE) is required to design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel. The Act requires the DOE to provide for the disposal of spent nuclear fuel and high level radioactive waste from commercial nuclear plants through contracts with the owners and generators of such waste; and the DOE has established disposal fees that are being paid to the federal government by electric utilities owning or operating nuclear generating units. In return for payment of the prescribed fees, the federal government was required to take title to and dispose of the utilities' high level wastes and spent nuclear fuel beginning no later than January 1998. However, the DOE has announced that its first high level waste repository will not be in operation earlier than 2010 and possibly not earlier than 2013, notwithstanding the DOE's statutory and contractual responsibility to begin disposal of high-level radioactive waste and spent fuel beginning not later than January 31, 1998.

     The DOE also announced that, absent a repository, the DOE had no statutory obligation to begin accepting high level wastes and spent nuclear fuel for disposal by January 31, 1998; and the DOE did not begin accepting such wastes and fuel by that date. Numerous utilities and state governments have obtained a judicial determination that the DOE had and has a statutory and contractual responsibility to take title to and dispose of high level wastes and spent nuclear fuel commencing not later than January 31, 1998, and that the contracts between the DOE and the plant owners and generators of such wastes and fuel will provide a potentially adequate remedy for the latter in the event of a breach of the contracts. The DOE is contesting these judicial declarations; and it is unclear at this time whether the United States Congress will enact legislation to address high level wastes/spent fuel disposal issues.

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

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $497 million (in 1999 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be approximately $87 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during 1998 was $2.1 million. UI's share of the fund at December 31, 1998 was approximately $16.5 million.

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The current decommissioning cost estimate for Millstone Unit 3 is $560 million (in 1999 dollars), of which the Company's share would be approximately $21 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to a decommissioning trust fund managed by Northeast Utilities (NU). UI's share of the Millstone Unit 3 decommissioning payments made during 1998 was $487,000. UI's share of the fund at December 31, 1998 was approximately $6.5 million. The current decommissioning cost estimate for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit commencing in 1997, is $476 million, of which UI's share would be $45 million. Through December 31, 1998, $85 million has been expended for decommissioning. The projected remaining decommissioning
cost  is  $391  million,  of  which  UI's  share  would  be  $37  million.   The
decommissioning trust fund for the Connecticut Yankee Unit is also managed by NU. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $2.4 million were funded by UI during 1998, and UI's share of the fund at December 31, 1998 was $25 million.

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

Item 3.  Legal Proceedings.

     On November 2, 1993, the Company received "updated" personal property tax bills from the City of New Haven (the City) for the tax year 1991-1992, aggregating $6.6 million, based on an audit by the City's tax assessor. On May
7, 1994,  the Company  received a  "Certificate  of  Correction....to  correct a clerical omission or mistake" from the City's tax assessor relative to the assessed value of the Company's personal property for the tax year 1994-1995, which certificate purports to increase said assessed value by approximately 53% above the tax assessor's valuation at February 28, 1994, generating tax claims of approximately $3.5 million. On March 1, 1995, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1995-1996, which notices purport to increase said assessed value by approximately 48% over the valuation declared by the Company, generating tax claims of approximately $3.5 million. On May 11, 1995, the Company received notices of assessment changes relative to the assessed values of the Company's personal property for the tax years 1992-1993 and 1993-1994, which notices purport to increase said assessed values by approximately 45% and 49%, respectively, over the valuations declared by the Company, generating tax claims of approximately $4.1 million and $3.5 million, respectively. On March 8, 1996, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1996-1997, which notices purport to increase said assessed value by approximately 57% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.8 million. On March 7, 1997, the Company received notices of assessment changes relative to the assessed value of the Company's personal property for the tax year 1997-1998, which notices purport to increase said assessed value by approximately 54% over the valuations declared by the Company and are expected to generate tax claims of approximately $3.7 million. The
Company has vigorously contested each of these actions by the City's tax assessor. In January 1996, the Connecticut Superior Court granted the Company's motion for summary judgment against the City relative to the earliest tax year at issue, 1991-1992, ruling that, after January 31, 1992, the tax assessor had no statutory authority to revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. This Superior Court decision, which would also have been applicable to and defeated the assessor's valuation increases for the two subsequent tax years, 1992-1993 and 1993-1994, was appealed by the City. On April 11, 1997, the Connecticut Supreme Court reversed the Superior Court's decisions in this and two other companion cases involving other taxpayers, ruling that the tax assessor had a three-year period in which to audit and revalue personal property listed and valued on the Company's tax list for the tax year 1991-1992. On May 8, 1998, the City and the Company reached a comprehensive settlement of all of the Company's contested personal property tax assessments and tax bills for the tax years 1991-1992 through 1997-1998 and the Company's personal property tax assessments for the tax year 1998-1999 and subsequent years. Under the terms of this settlement, the Company agreed to pay the City $14.025 million, subject to Superior Court approval of the settlement and conditioned on the Company receiving authorization from the DPUC to recover the settlement amount from its retail customers. The DPUC denied the Company's initial application for such authorization, and the City agreed to extend to December 31, 1998 the time period for satisfying this condition of the settlement in return for payments by the Company of $6 million. The Company filed a second application with the DPUC on July 9, 1998, and on December 8, 1998 a Joint Stipulation among the Company, the Office of Consumer Counsel and the Connecticut Attorney General relative to the recovery of the settlement amount was filed with the DPUC. On December 30, 1998, the DPUC issued a draft decision rejecting this Joint Stipulation. The Company filed written exceptions to this draft decision and requested oral argument on the draft decision; and the City agreed to extend to March 1, 1999 the time period for obtaining a favorable DPUC authorization, in return for payment by the Company of an additional $6 million. On February 10, 1999, the DPUC issued a final decision rejecting the Joint Stipulation. The Company subsequently waived the condition to the settlement with the City that the DPUC authorize recovery of the settlement amount from the Company's retail customers and, on March 5, 1999, the settlement was approved by the Superior Court. The Company will pay the remaining $2.025 million of the settlement amount to the City promptly.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1998.

                        EXECUTIVE OFFICERS OF THE COMPANY

     The names and ages of all executive officers of the Company and all such persons chosen to become executive officers, all positions and offices with the Company held by each such person, and the period during which he or she has served as an officer in the office indicated, are as follows:

NAME                        AGE                 POSITION                                       EFFECTIVE DATE
----                        ---                 --------                                       --------------

Nathaniel D. Woodson         57      Chairman of the Board of Directors, President
                                       and Chief Executive Officer                             December 31, 1998
Robert L. Fiscus             61      Vice Chairman of the Board of Directors
                                       and Chief Financial Officer                             February 23, 1998
James F. Crowe               56      Group Vice President Power Supply Services                October 1, 1996
Albert N. Henricksen         57      Group Vice President Support Services                     October 1, 1996
Anthony J. Vallillo          50      Group Vice President Client Services                      October 1, 1996
Rita L. Bowlby               60      Vice President Corporate Affairs                          February 1, 1993
Stephen F. Goldschmidt       53      Vice President Planning and Information Resources         October 1, 1996
James L. Benjamin            57      Controller                                                January 1, 1981
Kurt D. Mohlman              50      Treasurer and Secretary                                   January 1, 1994
Charles J. Pepe              50      Assistant Treasurer and Assistant Secretary               January 1, 1994


     There is no family relationship between any director, executive officer, or person nominated or chosen to become a director or executive officer of the Company. All executive officers of the Company hold office during the pleasure of the Company's Board of Directors. All of the above executive officers have entered into employment agreements with the Company. There is no arrangement or understanding between any executive officer of the Company and any other person pursuant to which such officer was selected as an officer.

     A brief account of the business experience during the past five years of each executive officer of the Company is as follows:

     NATHANIEL D. WOODSON. Mr. Woodson served as Vice President and General Manager of the Energy Systems Business Unit of Westinghouse Electric Corporation during the period January 1, 1994 to April 30, 1996. He served as President of the Company during the period February 23, 1998 to May 20, 1998 and President and Chief Executive Officer during the period May 20, 1998 to December 31, 1998. He has served as Chairman of the Board of Directors, President and Chief Executive Officer since December 31, 1998.

     ROBERT L. FISCUS. Mr. Fiscus served as President and Chief Financial Officer during the period January 1, 1994 to February 23, 1998. He has served as Vice Chairman of the Board of Directors and Chief Financial Officer since February 23, 1998.

     JAMES F. CROWE. Mr. Crowe served as Executive Vice President and Chief Customer Officer from January 1, 1994 to October 1, 1996. He has served as Group Vice President Power Supply Services since October 1, 1996.

     ALBERT    N.    HENRICKSEN.     Mr.     Henricksen     served    as    Vice
President-Administration from January 1, 1994 to October 1, 1996. He has served as Group Vice President Support Services since October 1, 1996.

     ANTHONY J. VALLILLO. Mr. Vallillo served as Vice President-Marketing during the period January 1, 1994 to October 1, 1996. He has served as Group Vice President Client Services since October 1, 1996.

     RITA L. BOWLBY. Ms. Bowlby has served as Vice President-Corporate Affairs of the Company during the five-year period.

     STEPHEN F. GOLDSCHMIDT. Mr. Goldschmidt served as Vice President-Information Resources from January 1, 1994 to October 1, 1996. He has served as Vice President Planning and Information Resources since October 1, 1996.

     JAMES L. BENJAMIN. Mr. Benjamin has served as Controller of the Company during the five-year period.

     KURT D. MOHLMAN. Mr. Mohlman has served as Treasurer and Secretary of the Company during the five-year period.

     CHARLES J. PEPE. Mr. Pepe has served as Assistant Treasurer and Assistant Secretary of the Company during the five-year period.

                                         PART II


Item 5.  Market for the Company's Common Equity and Related Stockholder Matters.

     UI's Common Stock is traded on the New York Stock Exchange, where the high and low sale prices during 1998 and 1997 were as follows:

                                 1998 Sale Price             1997 Sale Price
                                 ---------------             ---------------
                                 High        Low             High        Low
                                 ----        ---             ----        ---

     First Quarter              48 9/16      42 5/8          32 5/8      24 1/2
     Second Quarter             51 15/16     46 15/16        30 7/8      24 1/2
     Third Quarter              53 9/16      49              37          31 1/2
     Fourth Quarter             53 3/4       48 1/16         45 15/16    37

     UI has paid quarterly dividends on its Common Stock since 1900. The quarterly dividends declared in 1997 and 1998 were at a rate of 72 cents per share.

     The indenture under which $266.2 million principal amount of Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $105.7 million were free from such limitations at December 31, 1998.

     As of December 31, 1998, there were 14,735 Common Stock shareowners of record.


ITEM 6. SELECTED FINANCIAL DATA
                                                                         1998                 1997                   1996
===================================================================================================================================
FINANCIAL RESULTS OF OPERATION ($000'S)
Sales of electricity
    Retail
        Residential                                                      $262,974            $259,842               $265,562
        Commercial                                                        254,765             248,984                263,609
        Industrial                                                        102,201             102,967                108,825
        Other                                                              11,667              11,778                 11,880
                                                                ------------------    ----------------      -----------------
    Total Retail                                                          631,607             623,571                649,876
    Wholesale (1)                                                          44,948              82,871                 72,844
Other operating revenues                                                    9,636               3,825                  3,300
                                                                ------------------    ----------------      -----------------
    Total operating revenues                                              686,191             710,267                726,020
                                                                ------------------    ----------------      -----------------
Fuel and interchange energy -net
    Retail - own load                                                      116,769             109,542                 95,359
    Wholesale                                                              34,775              73,124                 65,158
Capacity purchased-net                                                     34,515              39,976                 46,830
Depreciation                                                               82,809 (3)          74,618 (3)             65,921
Other amortization, principally deferred return and cancelled plant        13,758              13,758                 13,758
Other operating expenses, excluding tax expense                           188,946             200,803                219,630 (7)
Gross earnings tax                                                         24,039              23,618                 26,757
Other non-income taxes                                                     40,635 (4)          28,922                 30,382
                                                                ------------------    ----------------      -----------------
    Total operating expenses, excluding income taxes                      536,246             564,361                563,795
                                                                ------------------    ----------------      -----------------
Deferred return - Seabrook Unit 1                                               0                   0                      0
AFUDC                                                                         468               1,575                  2,375
Other non-operating income(loss)                                           (3,803)(5)           4,186                 (7,166)(5)
Interest expense
   Long-term debt - net                                                    42,836              56,158                 65,046
   Other                                                                    9,018               6,068                  4,721
                                                                ------------------    ----------------      -----------------
    Total                                                                  51,854              62,226                 69,767
                                                                ------------------    ----------------      -----------------
Minority interest in preferred securities                                   4,813               4,813                  4,813
Income tax expense
   Operating income tax                                                    53,619              41,333 (6)             53,090
   Non-operating income tax                                                (5,866)             (2,496)                (9,332)
                                                                ------------------    ----------------      -----------------
    Total                                                                  47,753              38,837                 43,758
                                                                ------------------    ----------------      -----------------
Income(loss) before cumulative effect of accounting change                 42,190              45,791                 39,096
Cumulative effect of change in accounting - net of tax                          0                   0                      0
                                                                ------------------    ----------------      -----------------
Net income (loss)                                                          42,190              45,791                 39,096 (8)
Discount on preferred stock redemption                                        (21)                (48)                (1,840)
Preferred and preference stock dividends                                      201                 205                    330
                                                                ------------------    ----------------      -----------------
Income (loss) applicable to common stock                                  $42,010             $45,634                $40,606
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                          $96,326            $104,573               $109,135
===================================================================================================================================
FINANCIAL CONDITION ($000'S)
Plant in service-net                                                   $1,172,555          $1,222,174             $1,258,306
Construction work in progress                                              33,695              25,448                 40,998
Plant-related regulatory asset                                                  0                   0                      0
Other property and investments                                             58,047              58,441                 49,091
Current assets                                                            255,365             165,027                163,350
Deferred charges and regulatory assets                                    371,674             408,993                449,150
                                                                ------------------    ----------------      -----------------
   Total Assets                                                        $1,891,336          $1,880,083             $1,960,895
-----------------------------------------------------------------------------------------------------------------------------------
Common stock equity                                                      $445,507            $438,963               $440,016
Preferred, preference stock and preferred securities                       54,299              54,351                 54,461
Long-term debt excluding current portion                                  664,510             644,670                759,680
Noncurrent liabilities (9)                                                109,981             119,868                138,816
Current portion of long-term debt                                          66,202             100,000                 69,900
Notes payable                                                              86,892              37,751                 10,965
Other current liabilities (9)                                             123,006             130,993                129,007
Deferred income tax liabilities and other                                 340,939             353,487                358,050
                                                                ------------------    ----------------      -----------------
   Total Capitalization and Liabilities                                $1,891,336          $1,880,083             $1,960,895
===================================================================================================================================

(1) Operating Revenues, for years prior to 1992, include wholesale power exchange contract sales that were reclassified from Fuel and Capacity expenses in accordance with Federal Energy Regulatory Commission requirements.
(2)  Includes reclassification of certain Commercial and Industrial customers.
(3) Includes the before-tax effect of charges for additional amortization of conservation & load management costs: $13.1 million in 1998 and $6.6 million in 1997.
(4) Includes the effect of charges of $14.0 million, before-tax, associated with property tax settlement.
(5) Includes the before-tax effect of charges for losses associated with unregulated subsidiaries: $4.9 million in 1998 and $4.5 million in 1996.



        1995              1994               1993                1992              1991             1990             1989
=============================================================================================================================



      $260,694          $252,386           $238,185           $226,455           $226,751         $211,891          $205,183
       259,715           250,771 (2)        256,559            253,456 (2)        255,782          234,704           219,852
       106,963           104,242 (2)         97,466             97,010 (2)         91,895           94,526            92,855
        11,736            11,469             11,349             11,065             10,886           10,536             9,943
---------------    --------------     --------------      -------------      -------------    -------------    --------------
       639,108           618,868            603,559            587,986            585,314          551,657           527,833
        48,232            34,927             45,931             75,484             84,236           85,657            77,925
         3,109             2,953              3,533              3,855              3,821            3,332             3,348
---------------    --------------     --------------      -------------      -------------    -------------    --------------
       690,449           656,748            653,023            667,325            673,371          640,646           609,106
---------------    --------------     --------------      -------------      -------------    -------------    --------------

        96,538            99,589             98,694            108,084            123,010          119,285           128,739
        41,631            27,765             39,356             55,169             61,858           69,117            62,681
        47,420            44,769             47,424             43,560             44,668           42,827            50,234
        61,426            58,165             56,287             50,706             48,181           36,526            35,618
        13,758             1,172              1,780             10,415             10,415            4,173            10,415
       183,749           193,098            203,427 (10)       183,426            178,912          176,419           144,867
        27,379            27,403             27,955             27,362             27,223           25,595            24,506
        31,564            32,458             29,977             31,869             28,673           24,648            20,294
---------------    --------------     --------------      -------------      -------------    -------------    --------------
       503,465           484,419            504,900            510,591            522,940          498,590           477,354
---------------    --------------     --------------      -------------      -------------    -------------    --------------
             0                 0              7,497             15,959             17,970           21,503                 0
         2,762             3,463              4,067              3,232              5,190            3,443            65,443
        (4,272)           (1,907)                71             18,545              2,697           22,654          (219,742)

        63,431            73,772             80,030             88,666             90,296           94,056            91,126
        13,140            10,301             12,260             12,882              9,847           15,468            22,849
---------------    --------------     --------------      -------------      -------------    -------------    --------------
        76,571            84,073             92,290            101,548            100,143          109,524           113,975
---------------    --------------     --------------      -------------      -------------    -------------    --------------
         3,583                 0                  0                  0                  0                0                 0

        59,828            44,937             33,309             48,712             47,231           43,493            37,963
        (4,901)           (3,214)            (6,322)           (12,558)           (19,299)         (17,409)         (101,135)
---------------    --------------     --------------      -------------      -------------    -------------    --------------
        54,927            41,723             26,987             36,154             27,932           26,084           (63,172)
---------------    --------------     --------------      -------------      -------------    -------------    --------------
        50,393            48,089             40,481             56,768             48,213           54,048           (73,350)
             0            (1,294)                 0                  0              7,337                0                 0
---------------    --------------     --------------      -------------      -------------    -------------    --------------
        50,393            46,795             40,481 (11)        56,768             55,550           54,048           (73,350)
        (2,183)                0                  0                  0                  0                0                 0
         1,329             3,323              4,318              4,338              4,530            4,751             8,233
---------------    --------------     --------------      -------------      -------------    -------------    --------------
       $51,247           $43,472            $36,163            $52,430            $51,020          $49,297          ($81,583)
-----------------------------------------------------------------------------------------------------------------------------
      $127,156          $127,392           $114,814           $108,022           $103,200          $98,563           $93,789
=============================================================================================================================

    $1,277,910        $1,268,145         $1,243,426         $1,224,058         $1,219,871       $1,209,173          $562,473
        41,817            57,669             77,395             59,809             54,771           50,257           675,831
             0                 0                  0                  0                  0                0            81,768
        53,355            53,267             58,096             65,320             79,009           90,006            91,648
       137,277           157,309            187,981            247,954            164,839          161,066           170,823
       475,258           538,601            567,394            556,493            554,365          553,986           605,696
---------------    --------------     --------------      -------------      -------------    -------------    --------------
    $1,985,617        $2,074,991         $2,134,292         $2,153,634         $2,072,855       $2,064,488        $2,188,239
-----------------------------------------------------------------------------------------------------------------------------
      $439,981          $428,028           $423,324           $422,746           $401,771         $379,812          $362,584
        60,539            44,700             60,945             60,945             62,640           69,700            70,000
       845,684           708,340            875,268            893,457            909,998          899,993           868,884
        65,747            59,458             62,666             44,567            110,217          110,850           117,200
        40,800           193,133            143,333             92,833             37,500           41,667            18,667
             0            67,000                  0             84,099             13,000           15,000            45,000
       102,336           122,084            117,343            114,757            114,280          138,173           133,459
       430,530           452,248            451,413            440,230            423,449          409,293           572,445
---------------    --------------     --------------      -------------      -------------    -------------    --------------
    $1,985,617        $2,074,991         $2,134,292         $2,153,634         $2,072,855       $2,064,488        $2,188,239
=============================================================================================================================

(6) Includes the effect of credits of $6.7 million to provide tax provision for fossil generation decommissioning.
(7) Includes the effect of charges of $23.0 million, before-tax, associated with voluntary early retirement programs.
(8) Includes the effect of charges of $13.4 million, after-tax, associated with voluntary early retirement programs.
(9)  Amounts for years prior to 1996 were reclassified in 1996.
(10) Includes the effect of a reorganization charge of $13.6 million, before-tax, associated with a voluntary early retirement program.
(11) Includes the effect of a reorganization charge of $7.8 million, after-tax.



ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)
                                                                         1998                 1997                   1996
=============================================================================================================================
COMMON STOCK DATA
 Average number of shares outstanding                                  14,017,644          13,975,802             14,100,806
 Number of shares outstanding at year-end                              14,034,562          13,907,824             14,101,291
 Earnings(loss) per share (average) - basic                                 $3.00               $3.27                  $2.88
 Earnings(loss) per share (average) - diluted                               $3.00               $3.26                  $2.87
 Recurring earnings(loss) per share (average) (1)                           $3.42               $3.11                  $3.94
 Book value per share                                                      $31.74              $31.56                 $31.20
 Average return on equity
     Total                                                                  9.44%              10.45%                  9.20%
     Utility                                                               11.43%              11.54%                 11.51%
 Dividends declared per share                                               $2.88               $2.88                  $2.88
 Market Price:
    High                                                                  $53.750             $45.938                $39.750
    Low                                                                   $42.625             $24.500                $31.375
    Year-end                                                              $51.500             $45.938                $31.375
=============================================================================================================================
Net cash provided by operating activities, less dividends ($000's)        $69,573            $127,807               $103,943
Capital expenditures, excluding AFUDC                                     $38,040             $33,436                $47,174
=============================================================================================================================
OTHER FINANCIAL AND STATISTICAL DATA
Sales by class (MWh's)
      Residential                                                       1,924,724           1,903,096              1,891,988
      Commercial                                                        2,324,507           2,253,488              2,258,501
      Industrial                                                        1,154,935           1,170,815              1,141,109
      Other                                                                48,166              48,717                 48,291
                                                                ------------------    ----------------      -----------------
        Total                                                           5,452,332           5,376,116              5,339,889
                                                                ------------------    ----------------      -----------------
Number of retail customers by class (average)
      Residential                                                         281,591             280,283                279,024
      Commercial                                                           29,468              29,228                 28,666
      Industrial                                                            1,752               1,697                  1,652
      Other                                                                 1,172               1,163                  1,141
                                                                ------------------    ----------------      -----------------
        Total                                                             313,983             312,371                310,483
                                                                ------------------    ----------------      -----------------
Revenue per kilowatt hour by class (cents)
      Residential                                                           13.66               13.65                  14.04
      Commercial                                                            10.96               11.05                  11.67
      Industrial                                                             8.85                8.79                   9.54
Average large industrial customers time of use rate (cents)                  8.16                8.12                   8.26
System requirements (MWh)                                               5,728,222           5,631,296              5,640,957
Peak load - kilowatts                                                   1,142,670           1,173,160              1,044,620
Generating capability- peak(kilowatts)                                  1,323,380           1,356,100              1,522,350
Load factor                                                                57.23%              54.80%                 61.64%
Fuel generation mix percentages
      Coal                                                                     21                  44                     38
      Oil                                                                      46                  15                      8
      Nuclear                                                                  23                  25                     37
      Cogeneration                                                              6                   9                      9
      Gas                                                                       0                   2                      3
      Hydro                                                                     4                   5                      5
-----------------------------------------------------------------------------------------------------------------------------
Revenues - retail sales ($000's)
      Base                                                               $629,446            $621,874               $642,106
      Base rate adjustments                                                 2,161               1,697                  7,770
      Sales provision adjustment                                                0                   0                      0
                                                                ------------------    ----------------      -----------------
        Total                                                            $631,607            $623,571               $649,876
                                                                ------------------    ----------------      -----------------
Revenues - retail sales per kWh (cents)
      Base                                                                  11.54               11.57                  12.02
      Base rate adjustments                                                  0.04                0.03                   0.15
      Sales provision adjustment                                             0.00                0.00                   0.00
                                                                ------------------    ----------------      -----------------
        Total                                                               11.58               11.60                  12.17
                                                                ------------------    ----------------      -----------------
Fuel and energy cost per kWh (cents)                                         2.04                1.95                   1.69
      Fossil                                                                 2.60                2.39                   2.41
      Nuclear                                                                0.58                0.61                   0.46
-----------------------------------------------------------------------------------------------------------------------------
Number of employees at year-end                                             1,193               1,175                  1,287
Total payroll($000 'S)                                                    $65,294             $68,640                $69,276
=============================================================================================================================

(1) Recurring earnings(loss) per share (average) is not a generally accepted accounting principle measurement. Management provides this measurement for informational purposes only.
(2)  Includes reclassification of certain Commercial and Industrial customers.




     1995              1994               1993                1992               1991             1990             1989
=============================================================================================================================

    14,089,835        14,085,452         14,063,854         13,941,150         13,899,906       13,887,748        13,887,748
    14,100,091        14,086,691         14,083,291         14,033,148         13,932,348       13,887,748        13,887,748
         $3.64             $3.09              $2.57              $3.76              $3.67            $3.55            ($5.87)
         $3.63             $3.08              $2.56              $3.74              $3.66            $3.55            ($5.87)
         $3.61             $3.28              $3.13              $3.17              $2.90            $3.55            ($5.87)
        $31.20            $30.39             $30.06             $30.12             $28.84           $27.35            $26.11

        11.84%            10.19%              8.45%             12.67%             13.01%           13.39%           -18.88%
        13.04%            12.50%             10.97%             14.46%             13.39%           13.97%            20.21%
         $2.82             $2.76              $2.66              $2.56              $2.44            $2.32             $2.32

       $38.500           $39.500            $45.875            $42.000            $39.125          $34.125           $34.250
       $29.500           $29.000            $38.500            $34.125            $30.000          $26.875           $24.750
       $37.375           $29.500            $40.250            $41.500            $39.000          $31.125           $34.250
=============================================================================================================================
      $120,033           $94,807           $104,547           $109,020            $73,865          $39,189           $31,437
       $59,363           $63,044            $94,743            $66,390            $63,157          $64,018           $77,041
=============================================================================================================================


     1,890,575         1,892,955          1,844,041          1,799,456          1,851,447        1,826,700         1,883,363
     2,273,965         2,285,942   (2)    2,359,023          2,303,216    (2)   2,347,757        2,259,340         2,254,099
     1,126,458         1,135,831   (2)    1,036,547            997,168    (2)     980,071        1,060,751         1,109,119
        48,435            48,718             50,715             52,984             55,118           58,013            60,427
---------------    --------------     --------------      -------------      -------------    -------------    --------------
     5,339,433         5,363,446          5,290,326          5,152,824          5,234,393        5,204,804         5,307,008
---------------    --------------     --------------      -------------      -------------    -------------    --------------

       278,326           275,441            273,752            273,936            274,064          275,637           276,385
        28,550            28,394   (2)       28,968             28,848    (2)      29,768           29,808            29,526
         1,599             1,538   (2)          959              1,017    (2)         268              319               347
         1,122             1,127              1,175              1,358              1,361            1,352             1,316
---------------    --------------     --------------      -------------      -------------    -------------    --------------
       309,597           306,500            304,854            305,159            305,461          307,116           307,574
---------------    --------------     --------------      -------------      -------------    -------------    --------------

         13.79             13.33              12.92              12.58              12.25            11.60             10.89
         11.42             10.97              10.88              11.00              10.89            10.39              9.75
          9.50              9.18               9.40               9.73               9.38             8.91              8.37
          8.53              8.69               8.89               8.84               8.64             8.06              7.58
     5,647,690         5,652,657          5,630,581          5,475,664          5,541,477        5,501,495         5,603,502
     1,156,740         1,130,780          1,114,900          1,034,440          1,145,820        1,054,600         1,094,400
     1,434,102         1,462,290          1,515,420          1,402,800          1,474,190        1,449,600         1,289,800
        55.74%            57.07%             57.65%             60.26%             55.21%           59.55%            58.45%

            37                35                 31                 34                 34               43                39
             7                14                 16                 17                 21               24                37
            37                32                 38                 35                 29               20                11
             9                 9                  8                  8                  9                9                 9
             5                 4                  1                  1                  4                3                 3
             5                 6                  6                  5                  3                1                 1
-----------------------------------------------------------------------------------------------------------------------------

      $637,219          $619,097           $605,887           $608,176           $607,997         $589,346          $577,611
         1,889              (229)            (2,328)           (41,221)           (37,497)         (45,900)          (49,778)
             0                 0                  0             21,031             14,814            8,211                 0
---------------    --------------     --------------      -------------      -------------    -------------    --------------
      $639,108          $618,868           $603,559           $587,986           $585,314         $551,657          $527,833
---------------    --------------     --------------      -------------      -------------    -------------    --------------

         11.93             11.54              11.45              11.80              11.62            11.32             10.88
          0.04              0.00              (0.04)             (0.80)             (0.72)           (0.88)            (0.93)
          0.00              0.00               0.00               0.41               0.28             0.16              0.00
---------------    --------------     --------------      -------------      -------------    -------------    --------------
         11.97             11.54              11.41              11.41              11.18            10.60              9.95
---------------    --------------     --------------      -------------      -------------    -------------    --------------
          1.71              1.76               1.75               2.43               2.67             2.63              2.78
          2.22              2.14               2.08               2.98               3.11             2.89              2.98
          0.85              0.94               1.23               1.42               1.62             1.55              0.89
-----------------------------------------------------------------------------------------------------------------------------
         1,358             1,377              1,490              1,554              1,571            1,587             1,627
       $72,984           $75,441            $75,305            $74,052            $71,888          $69,237           $65,175
=============================================================================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                     MAJOR INFLUENCES ON FINANCIAL CONDITION

     The Company's financial condition will continue to be dependent on the level of its retail and wholesale sales and the Company's ability to control expenses. The two primary factors that affect sales volume are economic conditions and weather. Total operation and maintenance expense, excluding one-time items and cogeneration capacity purchases, declined by 1.1 percent, on average, during the past 5 years. There will be significant changes to operation and maintenance expense and other expenses in 1999, partly as a result of the Generation Asset Divestiture (see "Looking Forward").

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

     On December 31, 1996, the DPUC completed a financial and operational review of the Company and ordered a five-year incentive regulation plan for the years 1997 through 2001 (the Rate Plan). The DPUC did not change the existing retail base rates charged to customers; but the Rate Plan increased amortization of the Company's conservation and load management program investments during 1997-1998, and accelerated the amortization and recovery of unspecified assets during 1999-2001 if the Company's common stock equity return on utility investment exceeds 10.5% after recording the amortization. The Rate Plan also provided for retail price reductions of about 5%, compared to 1996 and phased-in over 1997-2001, primarily through reductions of conservation adjustment mechanism revenues, through a surcredit in each of the five plan years, and through acceptance of the Company's proposal to modify the operation of the fossil fuel clause mechanism. The Company's authorized return on utility common stock equity during the period is 11.5%. Earnings above 11.5%, on an annual basis, are to be utilized one-third for customer price reductions, one-third to increase amortization of regulatory assets, and one-third retained as earnings. As a result of the Rate Plan, customer prices were required to be reduced, on average, by 3% in 1997 compared to 1996. Also as a result of the Rate Plan, customer prices are required to be reduced by an additional 1% in 2000, and another 1% in 2001, compared to 1996. Retail revenues have decreased by approximately 4.8% through 1998 compared to 1996 due to customer price reductions. The Rate Plan was reopened in 1998, in accordance with its terms, to determine the assets to be subjected to accelerated recovery in 1999, 2000 and 2001. The DPUC decided on February 10, 1999 that $12.1 million of the Company's regulatory tax assets will be subjected to accelerated recovery in 1999. The DPUC has not yet determined the assets to be subjected to recovery after 1999. The Rate Plan also includes a provision that it may be reopened and modified upon the enactment of electric utility restructuring legislation in Connecticut and, as a consequence of the 1998 Restructuring Act described below, the Rate Plan may be reopened and modified. However, aside from implementing an additional price reduction in 2000 to achieve the minimum 10% price reduction required by the Restructuring Act and the probable reductions in the accelerated amortizations scheduled in the Rate Plan, the Company is unable to predict, at this time, in what other respects the Rate Plan may be modified on account of this legislation.

     In April  1998,  Connecticut  enacted  Public Act 98-28 (the  Restructuring
Act), a massive and complex statute designed to restructure the State's regulated electric utility industry. The business of generating and supplying electricity directly to consumers will be price-deregulated and opened to competition beginning in the year 2000. At that time, these business activities will be separated from the business of delivering electricity to consumers, also known as the transmission and distribution business. The business of delivering electricity will remain with the incumbent franchised utility companies (including the Company), which will continue to be regulated by the DPUC as Distribution Companies. Beginning in 2000, each retail consumer of electricity in Connecticut (excluding consumers served by municipal electric systems) will be able to choose his, her or its supplier of electricity from among competing licensed suppliers, for delivery over the wires system of the franchised Distribution Company. Commencing no later than mid-1999, Distribution Companies will be required to separate on consumers' bills the charge for electricity generation services from the charge for delivering the electricity and all other charges. On July 29, 1998, the DPUC issued the first of what are expected to be several orders relative to this "unbundling" requirement, and has now reopened its proceeding to consider the amount of the generation services charge to be included on consumers' bills.

     A major component of the Restructuring Act is the collection, by Distribution Companies, of a "competitive transition assessment," a "systems benefits charge," an "energy conservation and load management program charge" and a "renewable energy investment charge". The competitive transition assessment represents costs that have been reasonably incurred by, or will be incurred by, Distribution Companies to meet their public service obligations as electric companies, and that will likely not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants (so-called stranded costs). The systems benefits charge represents public policy costs, such as generation decommissioning and displaced worker protection costs. Beginning in 2000, a Distribution Company must collect the competitive transition assessment, the systems benefits charge, the energy conservation and load management program charge and the renewable energy investment charge from all Distribution Company customers, except customers taking service under special contracts pre-dating the Restructuring Act. The Distribution Company will also be required to offer a "standard offer" rate that is, subject to certain adjustments, at least 10% below its fully bundled prices for electricity at rates in effect on December 31, 1996, as discussed below. The standard offer is required, subject to certain adjustments, to be the total rate charged under the standard offer, including generation and transmission and distribution services, the competitive transition assessment, the systems benefits charge, the energy conservation and load management program charge and the renewable energy investment charge.

     The Restructuring Act requires that, in order for a Distribution Company to recover any stranded costs associated with its power plants, its fossil-fueled plants must be sold prior to 2000, with any net excess proceeds used to mitigate its recoverable stranded costs, and the Company must attempt to divest its ownership interest in its nuclear-fueled power plants prior to 2004. By October 1, 1998, each Distribution Company was required to file, for the DPUC's approval, an "unbundling plan" to separate, on or before October 1, 1999, all of its power plants that will not have been sold prior to the DPUC's approval of the unbundling plan or will not be sold prior to 2000.

      In May of 1998, the Company announced that it would commence selling, through a two-stage bidding process, all of its non-nuclear generation assets, in compliance with the Restructuring Act. On October 2, 1998, the Company agreed to sell both of its operating fossil-fueled generating stations, Bridgeport Harbor Station and New Haven Harbor Station, to Wisvest-Connecticut, LLC, a single-purpose subsidiary of Wisvest Corporation. Wisvest Corporation is a non-utility subsidiary of Wisconsin Energy Corporation, Milwaukee, Wisconsin. The sale price is $272 million in cash, including payment for some non-plant items, and the transaction is expected to close during the spring of 1999. It is contingent upon the receipt of approvals from the DPUC, the Federal Energy Regulatory Commission (FERC), and other federal and state agencies. A petition seeking the DPUC's approval was filed on October 30, 1998 and, on March 5, 1999, the DPUC issued a decision approving the sale. An application seeking the FERC's authorization for the sale of the facilities subject to its jurisdiction was filed on December 21, 1998 and, on February 24, 1999, the FERC issued an order authorizing the sale.

      The Company will realize a book gain from the sale proceeds net of taxes and plant investment. However, this gain will be offset by a writedown of other above-market generation costs eligible for the competitive transition assessment, such as regulated plant costs and tax-related regulatory assets or other costs related to the restructuring transition, such that there will be no net income effect of the sale. Net cash proceeds from the sale are expected to be in the range of $160-$165 million. The Company anticipates using these proceeds to reduce debt.

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

      On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, the Company stated that it plans to divest its nuclear generation ownership interests (17.5% of Seabrook Station in New Hampshire and 3.685% of Millstone Station Unit No. 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. The divestiture method has not yet been determined. In anticipation of ultimate divestiture, the Company proposed to satisfy, on a functional basis, the Restructuring Act's requirement that nuclear generating assets be separated from its transmission and distribution assets. This would be accomplished by transferring the nuclear generating assets into a separate new division of the Company, using divisional financial statements and accounting to segregate all revenues, expenses, assets and liabilities associated with nuclear ownership interests.

      The Company's unbundling plan also proposes to separate its ongoing regulated transmission and distribution operations and functions, that is, the Distribution Company assets and operations, from all of its unregulated operations and activities. This would be achieved by undergoing a corporate restructuring into a holding company structure. In the holding company structure proposed, the Company will become a wholly-owned subsidiary of a holding company, and each share of the common stock of the Company will be converted into a share of common stock of the holding company. In connection with the formation of the holding company structure, all of the Company's interests in all of its operating unregulated subsidiaries will be transferred to the holding company and, to the extent new businesses are subsequently acquired or commenced, they will also be financed and owned by the holding company. An application for the DPUC's approval of this corporate restructuring was filed on November 13, 1998. DPUC hearings on the corporate unbundling plan and corporate restructuring commenced on February 18, 1999.

      Under the Restructuring Act, all Connecticut electricity customers will be able to choose their power supply providers after June 30, 2000. The Company will be required to offer fully-bundled service to customers under a regulated "standard offer" rate and will also become the power supply provider to each customer who does not choose an alternate power supply provider, even though the Company will no longer be in the business of retail power generation. In order to mitigate the financial risk that these regulated service mandates will pose to the Company in an unregulated power generation environment, its unbundling plan proposes that a purchased power adjustment clause be added to its regulated rates, effective July 1, 2000, as permitted by the Restructuring Act. This clause, similar to and based on the purchased gas adjustment clauses used by Connecticut's natural gas local distribution companies, would work in tandem with the Company's procurement of power supplies to assure that "standard offer" customers pay competitive market rates for power supply services and that the Company collects its costs of providing such services. The Distribution Company is also required under the Restructuring Act to provide back-up power supply service to customers whose electric supplier fails to provide power supply services for reasons other than the customers' failure to pay for such services. The Restructuring Act provides for the Distribution Company to recover its reasonable costs of providing this back-up service.

      In addition to approval by the DPUC, the several features of the Company's unbundling plan will be subject to approvals and consents by federal regulators, other state and federal agencies, and the Company's common stock shareowners.

     On and after January 1, 2000 and until January 1, 2004, the Company will be responsible for providing a standard offer service to customers who do not choose an alternate electricity supplier. The standard offer prices, including the fully-bundled price of generation, transmission and distribution services, the competitive transition assessment, the systems benefits charge and the energy conservation and renewable energy assessments, must be at least 10% below the average fully-bundled prices in effect on December 31, 1996. The Company has already delivered about 4.8% of this decrease, in price reductions through 1998. The DPUC's 1996 financial and operational review order anticipated sufficient income in 2000 to accelerate amortization of regulatory assets of about $50 million, equivalent to about 8% of retail revenues. Substantially all of this accelerated amortization may have to be eliminated to allow for the additional standard offer price reduction requirement of 10%, at a minimum, while providing for the added costs imposed by the restructuring legislation. The legislation does prescribe certain bases for adjusting the price of standard offer service if the 10% minimum price reduction cannot be accomplished.

     Currently, the Company's electric service rates are subject to regulation and are based on the Company's costs. Therefore, the Company, and most regulated utilities, are subject to certain accounting standards (Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71)) that are not applicable to other businesses in general. These accounting rules allow a regulated utility, where appropriate, to defer the income statement impact of certain costs that are expected to be recovered in future regulated service rates and to establish regulatory assets on its balance sheet for such costs. The effects of competition or a change in the cost-based regulatory structure could cause the operations of the Company, or a portion of its assets or operations, to cease meeting the criteria for application of these accounting rules. The Company expects to continue to meet these criteria in the foreseeable future. The Restructuring Act enacted in Connecticut in 1998 provides for the Company to recover in future regulated service rates previously deferred costs through ongoing assessments to be included in such rates. If the Company, or a portion of its assets or operations, were to cease meeting these criteria, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs are not recoverable in that portion of the business that continues to meet the criteria for the application of SFAS No. 71. If this change in accounting were to occur, it would have a material adverse effect on the Company's earnings and retained earnings in that year and could have a material adverse effect on the Company's ongoing financial condition as well.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements are presently projected as follows:

                                                                 1999       2000       2001       2002       2003
                                                                 ----       ----       ----       ----       ----
                                                                                     (millions)
Cash on Hand - Beginning of Year                                 $101.4      $34.5      $9.0      $42.7      $ -
Internally Generated Funds less Dividends                          98.4       59.4      57.4       64.4       72.7
Net Proceeds from Sale of Fossil Generation Plants                160.0        -          -          -         -
                                                                  -----      -----     -----      -----       ----

         Subtotal                                                 359.8       93.9      66.4      107.1       72.7

Less:
Capital Expenditures (excluding AFUDC)                             30.7       34.5      23.4       18.9       23.3
                                                                  -----      -----     -----      -----      -----

Cash Available to pay Debt Maturities and Redemptions             329.1       59.4      43.0       88.2       49.4

Less:
Maturities and Mandatory Redemptions                               69.6        0.4       0.3      100.3      100.5
Optional Redemptions                                              145.0       50.0        -          -         -
Repayment of Short-Term Borrowings                                 80.0         -         -          -         -
                                                                  -----      -----     -----      -----      -----

External Financing Requirements (Surplus)                        $(34.5)     $(9.0)   $(42.7)     $12.1      $51.1
                                                                  =====       ====     =====       ====       ====

Note:Internally  Generated  Funds  less  Dividends,   Capital  Expenditures  and
     External Financing Requirements are estimates based on current earnings and cash flow projections, including the implementation of the legislative mandate to achieve a 10% price reduction from December 31, 1996 price levels by the year 2000. Connecticut's Restructuring Act, described at "Major Influences on Financial Condition", requires the Company to divest itself of its fossil-fueled generating plants prior to January 1, 2000 and to attempt to divest itself of its ownership interests in nuclear-fueled generating units prior to January 1, 2004. This forecast reflects the estimated net after-tax proceeds ($160-$165 million) from a proposed divestiture of fossil-fueled generation plants on or about April 1, 1999. All of these estimates are subject to change due to future events and conditions that may be substantially different from those used in developing the projections.

     All of the Company's capital requirements that exceed available cash will have to be provided by external financing. Although the Company has no commitment to provide such financing from any source of funds, other than a $75 million revolving credit agreement and an $80 million revolving credit agreement, described below, the Company expects to be able to satisfy its external financing needs by issuing additional short-term and long-term debt, and by issuing common stock, if necessary. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and the level of the Company's income and cash flow.

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

     On June 8, 1998, the Company borrowed $80 million under a new revolving credit agreement with a group of banks. The funds were used to repay $80 million of Term Loans prior to their due dates. The borrowing limit of this facility, which extends to June 7, 1999, is $80 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 1998, the Company had $80 million of short-term borrowings outstanding under this facility.

     On December 18, 1998, the Company issued and sold $100 million principal amount of 6% five-year Notes. The yield on the Notes, which were issued at a discount, is 6.034%; and the Notes will mature on December 15, 2003. The proceeds from the sale of the Notes were used to repay $66.2 million principal amount of 6.2% Notes, which matured on January 15, 1999, and for general corporate purposes.

     On February 1, 1999, the Company converted $7.5 million principal amount Connecticut Development Authority Bonds from a weekly reset mode to a five-year multiannual mode. The interest rate on the Bonds for the five-year period beginning February 1, 1999 is 4.35% and will be paid semi-annually beginning on August 1, 1999. In addition, on February 1, 1999, the Company converted $98.5 million principal amount Business Finance Authority of the State of New Hampshire Bonds from a weekly reset mode to a multiannual mode. The interest rate on $27.5 million principal amount of the Bonds is 4.35% for a three-year period beginning February 1, 1999. The interest rate on $71 million principal amount of the Bonds is 4.55% for a five-year period. Interest on the Bonds will be paid semi-annually beginning on August 1, 1999.

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 8, 1999. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by either the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 1998, the Company had no short-term borrowings outstanding under this facility.

     In addition, as of December 31, 1998, one of the Company's subsidiaries, American Payment Systems, Inc., had borrowings of $6.8 million outstanding under a bank line of credit agreement.

     At December 31, 1998, the Company had $101.4 million of cash and temporary cash investments, an increase of $69.4 million from the balance at December 31, 1997. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                     (Millions)

   Balance, December 31, 1997                                          $ 32.0
                                                                        -----

   Net cash provided by operating activities                            110.0

   Net cash provided by (used in) financing activities:
       - Financing  activities,  excluding  dividend  payments           29.4
       - Dividend payments                                              (40.5)
   Net cash provided by investing activities, excluding investment
     in plant                                                             8.5
   Cash invested in plant, including nuclear fuel                       (38.0)
                                                                        -----

        Net Change in Cash                                               69.4
                                                                        -----

   Balance,  December 31, 1998                                         $101.4
                                                                        =====

The Company's long-term debt instruments do not limit the amount of short-term debt that the Company may issue. The Company's revolving credit agreement described above requires it to maintain an available earnings/interest charges ratio of not less than 1.5:1.0 for each 12-month period ending on the last day of each calendar quarter. For the 12-month period ended December 31, 1998, this coverage ratio was 3.6:1.0.

                              SUBSIDIARY OPERATIONS

     UI has one wholly-owned subsidiary, United Resources, Inc. (URI), that serves as the parent corporation for several unregulated businesses, each of which is incorporated separately to participate in business ventures that will complement UI's regulated electric utility business and provide long-term rewards to UI's shareowners.

     URI has four wholly-owned subsidiaries. The largest URI subsidiary, American Payment Systems, Inc., manages a national network of agents for the processing of bill payments made by customers of UI and other utilities. It manages agent networks in 36 states and processed approximately $7.5 billion in customer payments during 1998, generating operating revenues of approximately $33.7 million and operating income of approximately $1.7 million. Another subsidiary of URI, Thermal Energies, Inc., owns and operates heating and cooling energy centers in commercial and institutional buildings, and is participating in the development of district heating and cooling facilities in the downtown New Haven area, including the energy center for an office tower and participation as a 52% partner in the energy center for a city hall and office tower complex. A third URI subsidiary, Precision Power, Inc., provides power-related equipment and services to the owners of commercial buildings, government buildings and industrial facilities. URI's fourth subsidiary, United Bridgeport Energy, Inc., is participating in a merchant wholesale electric generating facility being constructed on land leased from UI at its Bridgeport Harbor Station generating plant.

     The after-tax impact of the subsidiaries on the consolidated financial statements of the Company is as follows:

                                                                   ASSETS
                          NET INCOME (LOSS)      EARNINGS         AT DEC. 31
                               (000'S)          PER SHARE          (000'S)
                          ----------------      ---------         ----------
                                             (Basic & Diluted)
              1998            $(3,993)            $(0.28)          $33,482
              1997               (542)             (0.04)           27,873
              1996             (5,237)             (0.37)           36,385

In 1996 and 1998,  the  Company  made  provisions  for  losses  of $2.6  million
(after-tax) and $2.8 million (after-tax), respectively, associated with collection agent errors and defaults and miscellaneous other items at its American Payment Systems, Inc. subsidiary.

                                 YEAR 2000 ISSUE

     The Company's planning and operations functions, and its cash flow, are dependent on the timely flow of electronic data to and from its customers, suppliers and other electric utility system managers and operators. In order to assure that this data flow will not be disturbed by the problems emanating from the fact that many existing computer programs were designed without considering the impact of the year 2000 and use only two digits to identify the year in the date field of the programs (the Year 2000 Issue), the Company initiated in mid-1997, and is pursuing, an aggressive program to identify and correct deficiencies in its computer systems. This comprehensive program includes all information technology systems and encompasses systems critical to the generation, transmission and distribution of electric energy as well as traditional business systems. Critical systems have been defined as those business processes, including embedded technology, which if not remediated may have a significant impact on safety, customers, revenue or regulatory compliance. The Company has also identified critical suppliers and other persons with whom data must be exchanged and is asking for assurance of their Year 2000 compliance.

     An inventory and assessment of the Company's computer system applications, hardware, software and embedded technologies have been completed, and recommended solutions to all identified risks and exposures have been generated. A testing, remediation, renovation, replacement and retirement program has been in progress since early 1998. Both external and internal resources are being utilized to accomplish the testing, remediation and renovation efforts. A total of 378 affected business processes have been identified and 229 of them have been verified as Year 2000 compliant through testing, remediation, replacement or retirement. The remediation methodology utilized has been Fixed Windowing, and totally independent platforms have been installed for testing all of the applications. Necessary upgrades to mainframe hardware and software are expected to be completed and tested by June 30, 1999. A parallel program for desktop hardware and application software on all platforms is currently projected to be completed and tested, for all critical systems, by June 1, 1999, except in a minority of cases where a business specific need dictates a later date - but not later than December 31, 1999. Requests for documented compliance information have been sent to all critical suppliers, data sharers and facility building owners and, as responses are received, appropriate solutions and testing programs are being developed and executed.

     While failure to achieve Year 2000 compliance by any one of a number of critical suppliers and data sharers could have some adverse effect on the success of the Company's implementation program, the Company believes that the entities that might impact the program most significantly in this regard are its telecommunications providers, the other participants in the New England Power Pool (NEPOOL), and the Independent System Operator (ISO) that operates the NEPOOL bulk power supply system. Year 2000 compliance failures by any of these entities could have a material effect on electricity delivery and telemetering. In its efforts to mitigate these risks the Company has taken several actions. UI has communicated its concerns to its principal telecommunications provider and a joint effort to design and plan appropriate testing to insure that all critical telecommunications functions will be operational has commenced. The Year 2000 Issue is also being addressed at the regional level by NEPOOL and the ISO. Coordination efforts with NEPOOL to establish utility testing and readiness are underway. The Company is a participant in all of the subcommittees working within NEPOOL/ISO on efforts to assure operational reliability.

The Company is also actively involved with NEPOOL/ISO in the planning effort for integrated contingency planning, as directed by the North American Electric Reliability Council.

     Aside from telecommunications and NEPOOL/ISO concerns, the availability of vendor patches, releases and/or replacement equipment or software poses the most significant risk to the success of the Company's Year 2000 compliance implementation program. In order to minimize these risks, the Company will be actively involved in contingency planning. While the Company's knowledge and experience in electric system recovery planning and execution has been demonstrated in the past, the Company recognizes the need for, and importance of, Year 2000-specific contingency planning, because the complex interaction of today's computing and communications systems precludes certainty that all critical system remediation will be successful. At this time, contingency planning for essential business functions is under investigation in most areas, but specific needs have not been fully identified. These plans will be developed by the end of first quarter of 1999, after the majority of business processes are scheduled to be tested and within the timeframe when the NEPOOL/ISO process is due to develop region-wide contingency plans for operations. As a part of the contingency planning process, consideration will be given to potential frequency and duration of interruptions in the generating, financial and communications infrastructures. Since contingency planning is, by nature, a speculative process, there can be no assurance that this planning will completely eliminate the risk of material impacts to the Company's business due to Year 2000 problems. However, the Company recognizes the importance to its customers of a reliable supply of electricity, and it intends to devote whatever resources are necessary to assure that both the program and its implementation are successful.

     The Company believes that the successful implementation of this program should ultimately cost no more than $6 million for existing information systems and embedded technology. A total of $2.4 million had been expended as of the end of 1998. As systems testing progresses and more embedded technology vendor product information is forthcoming, business decisions made and testing results verified, the need for increased expenditures, if necessary, will be determined. The Company believes these actions will preclude any adverse impact of the Year 2000 Issue on its operations or financial condition.

                              RESULTS OF OPERATIONS

1998 VS. 1997
-------------

     Earnings for the twelve months of 1998 were $42.0 million, or $3.00 per share (both basic and diluted), down $3.6 million, or $.27 per share, from the twelve months of 1997. Excluding one-time items, accelerated amortization due to one-time items and associated regulated "sharing" effects, 1998 earnings from operations were $47.9 million, or $3.42 per share, up $.31 per share from 1997. The one-time items and their earnings per share impacts recorded in these periods are shown at "One-time items recorded in 1997 and 1998" below.

     Retail operating revenues increased by about $8.0 million in the twelve months of 1998 compared to 1997. Retail fuel and energy expense increased by $7.2 million and there was an increase of $0.4 million in revenue-based taxes. Overall, retail sales margin (revenue less fuel expense and revenue-based taxes) from operations increased by $0.4 million. The principal components of the retail sales margin change, year over year, include:

                                                                     $ millions
   ------------------------------------------------------------------ ---------
   Revenue from:
   ------------------------------------------------------------------ ---------
     DPUC rate order, excluding "sharing"                                (1.3)
   ------------------------------------------------------------------ ---------
     Other price changes                                                 (0.3)
   ------------------------------------------------------------------ ---------
     Estimate of "real" retail sales growth, up 1.1%                     10.8
   ------------------------------------------------------------------ ---------
     Estimate of weather effect on retail sales, up 0.2 %                 1.8
   ------------------------------------------------------------------ ---------
     Sales decrease from Yale University cogeneration, (0.9) %           (3.0)
   ------------------------------------------------------------------ ---------
   Fuel and energy, margin effect:
   ------------------------------------------------------------------ ---------
     Sales increase                                                      (2.7)
   ------------------------------------------------------------------ ---------
     Increased nuclear availability                                       0.4
   ------------------------------------------------------------------ ---------
     Unscheduled outage at Bridgeport Unit 3 (see Note A)                (2.5)
   ------------------------------------------------------------------ ---------
     Fossil price and other                                              (2.4)
   ------------------------------------------------------------------ ---------

Note A: Saltwater  contamination caused a shutdown of the Bridgeport Harbor Unit
        3 generating unit on May 22, 1998. The unit returned to full service on August 23, 1998.

     Net wholesale margin (wholesale revenue less wholesale energy expense) increased slightly in the twelve months of 1998 compared to the twelve months of 1997. Other operating revenues, which include NEPOOL related transmission revenues, increased by $5.8 million.

     Operating expenses for operations, maintenance and purchased capacity charges decreased by $15.0 million in the twelve months of 1998 compared to the twelve months of 1997. The principal components of these expense changes, year over year, include:

                                                                     $ millions
   ------------------------------------------------------------------ ---------
   Capacity expense:
   ------------------------------------------------------------------ ---------
     Connecticut Yankee preparing for decommissioning                    (4.2)
   ------------------------------------------------------------------ ---------
     Cogeneration and other purchases                                    (1.3)
   ------------------------------------------------------------------ ---------
   Other O&M expense:
   ------------------------------------------------------------------ ---------
     Seabrook                                                            (4.6)
   ------------------------------------------------------------------ ---------
     Millstone Unit 3                                                    (4.0)
   ------------------------------------------------------------------ ---------
     Fossil generation unit overhauls and outages                         7.5
   ------------------------------------------------------------------ ---------
     Pension investment performance and assumptions                      (3.0)
   ------------------------------------------------------------------ ---------
     Personnel reductions                                                (6.0)
   ------------------------------------------------------------------ ---------
     NEPOOL transmission expense                                          3.1
   ------------------------------------------------------------------ ---------
     Other                                                               (2.5)
   ------------------------------------------------------------------ ---------

     Depreciation expense, excluding accelerated amortization, increased by $1.5 million in the twelve months of 1998 compared to 1997. According to the Company's current regulatory Rate Plan, "accelerated" amortization of past utility investments is scheduled for every year that the Rate Plan is in effect, contingent upon the Company earning a 10.5% return on utility common stock equity. All of the accelerated amortization in 1997 was recorded in the second quarter of that year as a result of a one-time gain recorded in that quarter. All of the accelerated amortization for 1998, $13.1 million, was recorded against earnings from operations. In addition, as part of the "sharing" mechanism, the Company would have accrued an additional amortization of about $2.6 million ($1.7 million after-tax) in 1998 against utility earnings from operations. Because of the one-time items in 1998, no "sharing" was actually recorded. The one-time charge for property tax expense incurred in the fourth quarter was a utility expense and negated the "sharing" that would have occurred from operations.

     Other net income from operations decreased by about $4.7 million in the twelve months of 1998 compared to 1997. The Company's largest unregulated subsidiary, American Payment Systems, Inc. (APS), earned about $1.6 million (before-tax) in 1998, before one-time charges, compared to a breakeven result in 1997. This was more than offset by greater losses, compared to 1997, in the Company's other unregulated subsidiaries: $1.2 million (before-tax) at Precision Power, Inc. from the write-off of previously deferred costs and a review of reserves, and $1.2 million (before-tax) from start-up costs in other unregulated activities. By DPUC order, since consolidation at the unregulated subsidiary level produced no net taxable income in either year, the tax benefits associated with the losses, about $0.8 million in 1998 and $0.4 million in 1997, were treated as benefits to utility income for the purposes of calculating return on utility common equity and "sharing". Other net income also decreased due to the absence of other non-utility income accruals made in 1997, cancelled project write-offs, lower income from non-operating utility investments, and higher unallocated interest charges.

     Interest charges, excluding allowance for borrowed funds used during construction, continued on their downward trend, decreasing by $10.4 million in the twelve months of 1998 compared to 1997, as a result of the Company's refinancing program and strong cash flow.

OVERVIEW OF "SHARING" AND THE IMPACT ON EARNINGS
------------------------------------------------

     As previously indicated, the Company's regulatory Rate Plan requires a "sharing" of regulated utility income that produces a return on utility equity exceeding 11.5%. The measurement of this utility income and resulting return calculation includes the effects of any utility one-time items. Under the Rate Plan, one-third of the income above the 11.5% return would be applied to customer bill reductions, one-third would be applied to additional amortization of regulatory assets, and one-third would be retained by shareowners.

     Earnings from operations, which excludes the impact of one-time items, should reflect an appropriate imputed amount of "sharing" to reflect accurately what the earnings would have been had neither the one-time items, nor their impact on "sharing", occurred. The Company estimates that the "sharing" that would have occurred had there been no one-time items in 1998 would have been: a revenue reduction of about $3.0 million or $.12 per share, increased amortization of about $1.7 million (after-tax) or $.12 per share, and retention by the Company of $1.7 million of income (after-tax) or $.12 per share. To summarize for 1998:


1998 Earnings per share (EPS)                           From            One-time
                                                      Operations          Items
                                                         and           and "Sharing"
                                                      "Sharing"         Reversals          Total
                                                      ----------       -------------       -----

Utility earnings before "sharing"                       $3.79             $(.45)           $3.34
     Less: Utility earnings to be "shared"               (.36)              .36              .00
                                                         ----              ----             ----
     Utility EPS at 11.5 percent utility return         $3.43             $(.09)           $3.34
     Plus: 1/3 Retained "Sharing" benefit                 .12              (.12)             .00
                                                         ----              ----             ----
     Net Utility EPS                                     3.55              (.21)            3.34
     Unregulated Subsidiaries                            (.13)             (.21)            (.34)
                                                         ----              ----             ----
     Total  1998 EPS                                    $3.42             $(.42)           $3.00

     Earnings reported through 3rd quarter               3.02              (.12)            2.90
                                                         ----              ----             ----

     Imputed 4th quarter earnings                       $ .40             $(.30)           $ .10
                                                        =====             =====            =====

ONE-TIME ITEMS RECORDED IN 1997 AND 1998
----------------------------------------

                               One-time Items                                           EPS
------------------------------------------------------------------------------------------------
     1997 Quarter 2   Cumulative deferred tax benefits associated with future          $ .48
                      Decommissioning of fossil fuel generating plants
------------------------------------------------------------------------------------------------
     1997 Quarter 2   Accelerated amortization associated with one-time item           $(.30)
------------------------------------------------------------------------------------------------
     1997 Quarter 3   Gain from subleasing office space                                $ .05
------------------------------------------------------------------------------------------------
     1997 Quarter 4   Pension benefit adjustments associated with 1996 VERP and VSP    $ .11
------------------------------------------------------------------------------------------------
     1997 Quarter 4   Contract termination charge                                      $(.18)

------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

     1998 Quarter 2   Subsidiary reserve for agent collection shortfalls and other
                      potentially uncollectible receivables                            $(.21)
------------------------------------------------------------------------------------------------
     1998 Quarter 3   Refund of prior period transmission charges, with interest       $ .14
                     "Sharing" due to one-time items recorded through third quarter    $(.05)
------------------------------------------------------------------------------------------------
     1998 Quarter 4   Property tax settlement with the City of New Haven, CT           $(.59)
                      Reversal of "sharing" imputed to property tax settlement         $ .29
------------------------------------------------------------------------------------------------

     The most significant one-time item recorded in 1997 was a gain from an income tax expense reduction of $6.7 million in the second quarter, or $.48 per share, which makes provision for the cumulative deferred tax benefits associated with the future decommissioning of fossil fuel generating plants. By order of the DPUC, the Company was instructed to accelerate the amortization of regulatory assets by as much as $6.4 million ($4.1 million after-tax), or $.30 per share, provided that the 1997 return on utility common stock equity would exceed 10.5% for the year. As a result of the tax benefit, the full $6.4 million was charged in the second quarter of 1997.

     Additional 1997 one-time items included a $.05 per share gain related to subleasing office space, a gain of $2.5 million ($1.5 million after-tax), or $.11 per share, related to forgone benefits associated with the 1996 voluntary retirement and separation programs, and a charge of $4.3 million ($2.5 million after-tax), or $.18 per share, for terminating a consulting contract.

     A one-time charge of $4.9 million ($2.9 million after-tax), or $.21 per share, was recorded in the second quarter of 1998 to address errors in reporting the results of prior years' activity in UI's subsidiary, American Payment Systems, Inc. This is reflected in Other Income and (Deductions), Other-net. See the Company's Form 8-K filing with the SEC, dated June 30, 1998, for a more complete description of this event.

     The one-time gain recorded in the third quarter of 1998 was to record a refund of prior period transmission charges. It amounted to $3.4 million or $.14 per share, but was recorded as two separate items; $1.8 million, or a gain of $.07 per share, as a credit to operation expense and $1.6 million, or $.07 per share, of interest income recorded as Other Income and (Deductions), Other-net. At the time this one-time item was recorded, in the third quarter of 1998, the Company estimated that it would be in the Rate Plan "sharing" range of earnings for the year of 1998 in total, and recorded, therefore, a "sharing" revenue reduction and increased amortization expense to reflect that estimate. The "sharing" related to the utility portion of this one-time item, the operation expense credit, was a charge of $.05 per share. The net result of the one-time gain for the period was, therefore, $.09 per share.

     The one-time charge recorded in the fourth quarter of 1998 as property tax expense of $14 million, or $.59 per share, reflected the DPUC's rejection of the Company's proposed accounting treatment of a property tax settlement between the Company and the City of New Haven. Upon that rejection, the Company was required to write-off immediately the full effect of that settlement. As a result of this one-time charge, the Company's final 1998 earnings results eliminated the requirement to record any Rate Plan "sharing" in 1998. The one-time charge eliminated "sharing" revenue reductions and increased amortization expense amounting to $.29 per share. The net result of the one-time charge for the period was, therefore, $.30 per share. See Note (L), Commitments and Contingencies - Other Commitments and Contingencies - Property Taxes.

1997 VS. 1996
-------------

     Earnings for the twelve months of 1997 were $45.6 million, or $3.27 basic earnings per share, up $5.0 million, or $.39 per share, from 1996. Earnings from operations, which exclude one-time items and accelerated amortization of costs attributable to one-time items, decreased by $12.2 million, or $.83 per share, in 1997 compared to 1996. The one-time items recorded in 1996, which amounted to a net loss of $1.06 per share were: charges of $23.0 million ($13.4 million after-tax), or $.95 per share, from early retirement and voluntary severance programs, a charge of $1.4 million ($0.8 million after-tax), or $.06 per share, for the cumulative loss on an office space sublease, a charge of $2.6 million (after-tax), or $.18 per share, related to subsidiary operations, and a gain of $1.8 million (after-tax), or $.13 per share, from the repurchase of preferred stock at a discount to par value.

     Retail operating revenues decreased by about $26.3 million in 1997 compared to 1996:

o Results for 1997 reflect an adjustment to retail kilowatt-hour sales and revenue, made in the fourth quarter of 1997, to reverse prior period overestimates of transmission losses. The adjustment added 25 million kilowatt-hours, a 0.5 percent increase compared to 1996 kilowatt-hour sales, and $2.7 million of revenues.

o An additional retail kilowatt-hour sales increase of 0.2% from the prior year increased retail revenues by $1.6 million and sales margin (revenue less fuel expense and revenue-based taxes) by $1.1 million. The Company believes that weather factors had a negative impact on retail kilowatt-hour sales of about 0.5 percent. There was one less day in 1997 (1996 was a leap year), which decreased retail kilowatt-hour sales by 0.3 percent. This would indicate that "real" (i.e. not attributable to abnormal weather or the leap year day in 1996) kilowatt-hour sales increased by about 1.0-1.5 percent for the year.

o Reductions in customer bills, as agreed to by the Company and the DPUC in December 1996, decreased retail revenues by about $23.0 million, including suspension of the fossil fuel adjustment clause (FAC) mechanism that reduced revenues by $6.0 million. This was a somewhat greater decrease than expected, principally because of a decrease in conservation spending and the corresponding decrease in conservation revenues. Other reductions in customer bills, due to rate mix, contract pricing and other pass-through reductions, amounted to $7.6 million.

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

     Operating expenses for operations, maintenance and purchased capacity charges decreased by $1.7 million, excluding the impact of one-time items, in 1997 compared to 1996:

o Purchased capacity expense decreased $6.9 million, due to declining costs from the retired Connecticut Yankee nuclear generating unit, and also due to slightly lower cogeneration costs.

o    Operation  and  maintenance  expense  increased by $5.1  million.  General, refueling and unscheduled outage expenses at the Seabrook nuclear generating unit increased about $2.9 million, and general expenses at the Millstone 3 nuclear generating unit increased $4.8 million. Expenses associated with the Company's re-engineering efforts increased by a net $1.0 million. Other general expenses increased by about $2.9 million. These increases were partly offset by a $4.6 million reduction in pension expense due to investment performance and changes in actuarial assumptions and methodologies, and health benefit reductions of $1.9 million. The increase at Millstone Unit 3 was partly offset by the reversal of a portion of a 1996 provision in "Other income (deductions)".

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

Five-year rate plan and restructuring legislation
-------------------------------------------------

     The reader is referred to "Major Influences on Financial Condition", above, for a description of the Company's five-year Rate Plan and Connecticut's electric utility industry restructuring legislation.

1999 Earnings
-------------

     1999 will be a year of transition to the January 1, 2000 effective date of electric utility restructuring legislation passed by the Connecticut legislature in 1998. The Company has taken one major step toward restructuring by proceeding with the sale of its fossil fuel generation plants...referred to as the Generation Asset Divestiture (GAD). That sale is expected to close on or about April 1, 1999.

     One result of the generation plant sale will be a reduction in the Company's electric utility rate base, the basis for measuring return on utility common stock equity. Rate base is expected to decline from an average of $1,128 million in 1998 to about $920 million in 1999. Offsetting the decline is the Company's longstanding policy of debt paydown that increases the portion of rate base financed by equity. During 1998, a return of 11.5% on utility common stock equity would have produced earnings of about $3.43 per share. Utility earnings from operations above this range would have given rise to an imputed "sharing" benefit of $.12 per share. Because of the rate base reduction expected in 1999, the allowed return is expected to produce utility earnings in the $3.35-$3.40 per share range. Currently, the Company expects to be in a Rate Plan "sharing" position in 1999, to a somewhat greater extent than was the case for earnings from operations in 1998.

     The Company's earnings from its utility business are affected principally by: retail sales that fluctuate with weather conditions and economic activity, nuclear generating unit availability and operating costs, and interest rates. These are all items over which the Company has little control, although the Company engages in economic development activities to increase sales, and hedges its exposure to volatility in interest rates.

     The Company's revenues are principally dependent on the level of retail electricity sales. The two primary factors that affect the volume of these retail sales are economic conditions and weather. The Company's retail sales for 1998 of 5,452 gigawatt-hours set an all-time record for the Company and were up 1.4% from the 1997 level.

     The Company estimates that mild 1998 weather reduced retail kilowatt-hour sales by about 0.5%, retail revenues by about $3.4 million, and retail sales margin by about $2.7 million. Weather corrected retail sales for 1998 were probably in the 5,470-5,500 gigawatt-hour range. On this weather-adjusted basis, the Company experienced about 1.0-1.5% of "real" sales growth in 1998 over weather-adjusted 1997 sales, with most of the growth appearing to occur in the first three quarters of the year.

     Aside from "real" economic growth, reductions in retail electricity sales will occur in 1999 compared to 1998 as a result of the operation of a cogeneration unit at Yale University that produces approximately one half of Yale's annual electricity requirements (about 1.5% of the Company's total 1998 retail sales). This unit commenced operations in mid-1998, and has reduced total Company retail kilowatt-hour sales by about 0.9% in 1998 compared to 1997. The remaining impact will be reflected in the first half of 1999. Thus, it would require "real" growth of 0.5 percent in 1999 compared to 1998 just to maintain the 1998 level of "real" sales. Retail kilowatt-hour sales growth of 1.0% produces a margin improvement of about $5.0 million, before any "sharing" effect considerations.

     Prices in individual customer rate classes will not change in 1999 relative to 1998, exclusive of any "sharing". However, sales growth is occurring in rate classes with higher than average prices, and the Company expects to have an increase in retail revenue of about $3.0 million in 1999 compared to 1998 from this price mix improvement.

     Other operating revenues are expected to increase as a result of NEPOOL related transmission revenues by about $4.0 million due to NEPOOL restructuring changes; but this would have no net income effect as the higher revenues are due to higher transmission operating expense. Other than the NEPOOL impact, these revenues are expected to decrease by about $2 million to a more normal level. The Company does not anticipate, at this time, any other significant revenue reductions in 1999 retail revenues compared to 1998, unless the Company is achieving a "sharing" level of earnings.

     As a result of GAD, wholesale capacity revenues will decrease by about $7.7 million in 1999 compared to 1998, because existing wholesale sales contracts were part of the asset sale. Also as a result of GAD, the Company's fuel and purchased energy charges will increase in 1999 compared to 1998 by about $40 million, to replace the power previously provided by the Company's fossil-fueled generation plants. This power supply purchase agreement was part of the GAD plant sale and it will help to ensure adequate resources to meet customer energy demands under a short-term fixed price agreement until July 2000 (the price declines somewhat in 2000 compared to 1999) when all customers will have a choice of generation suppliers. The Company expects that its projected 1999 energy requirements that are not met by the GAD power supply purchase agreement will be met at lower prices than those experienced in 1998, primarily because of lower projected fossil fuel prices and energy prices in general. This is expected to result in energy cost savings of about $5 million.

     Purchased capacity costs should decrease by about $2 million in 1999, due primarily to the retirement of the Connecticut Yankee nuclear generation plant.

     Several other expense categories are expected to be reduced substantially in 1999 because of GAD and the Company's other cost reduction efforts, offsetting the impact of the increase in purchased energy. Operation and maintenance expense is projected to decrease by a net $22 million, reflecting a decrease of $32 million due to GAD and other general changes, partly offset by increases of about $5 million for nuclear unit refueling outages, $1 million for Y2K costs and $4 million due to NEPOOL transmission charges. The latter would have no net income effect, as the higher transmission expense would be covered by higher transmission revenues. Total Y2K costs for 1999 are currently projected at about $3.6 million. Other operation and maintenance expenses in 1999 should be fairly stable compared to 1998, unless an event occurs that cannot be predicted at this time.

     Interest costs are expected to decline by about $14 million in 1999 compared to 1998, to about $38 million, a level that was last experienced in 1982. This anticipated interest cost reduction will result largely from debt paydown through use of the after-tax cash proceeds from GAD. The Company also expects to generate substantial cash flow from operations after dividend and capital spending, that will also be used to pay down debt.

     Depreciation, excluding accelerated amortization, should decrease by about $13 million in 1999 compared to 1998, due mostly to GAD but also from the near completion in 1998 of amortization of previously capitalized conservation program expenditures. A significant portion of the decrease in depreciation related to GAD will not affect taxable income and will not increase income taxes, and will therefore supplement the $13 million decrease with an additional tax benefit, comparing 1999 to 1998, of about $2.5 million, or $.18 per share.

     Accelerated amortization, per the Rate Plan, will increase by about $7 million in 1999 compared to 1998. Property taxes should decrease by about $2 million, due mostly to GAD. Other operating expenses can be expected to have some increases and some decreases that should, more or less, offset one another.

     In summary, the Company expects substantial net expense reductions as a result of GAD and ongoing cost control measures that should more than compensate for increased charges for purchased power and increased accelerated amortization costs in 1999. Such performance should allow utility earnings to increase above an 11.5% return on common stock equity into the Rate Plan "sharing" range. The 11.5% return level would produce utility earnings from operations of about $3.35-$3.40 per share, while the "shared" earnings benefit is currently anticipated to contribute about $.20 per share, although the size of this benefit will fluctuate with every event that affects utility operations during the year. The Company expects that 1999 quarterly earnings from operations will follow a pattern similar to that of 1998 on a weather-normalized basis.

     Unregulated subsidiaries are expected to experience a loss of up to $.10 per share to earnings in 1999. American Payment Systems, Inc. is expected to build on 1998's contribution to earnings from operations of $.07 per share. However, this will depend on its ability to expand sales to its utility customers. Precision Power, Inc. (PPI) increased its organizational infrastructure in 1998, also in an effort to increase its presence in its principal markets of distributed power systems and services. At its current level of expense, PPI would lose $.10 to $.15 per share in 1999 if no substantial new contracts are obtained. PPI may also engage in acquisition activities in 1999 that may have short-term dilutive effects on earnings beyond those indicated above.

     As a result of the earnings contributions anticipated from all of its different business activities described above, the Company expects earnings per share from operations to be in the range of $3.45 to $3.65 in 1999. These estimates are subject to all of the contingencies and uncertainties detailed in the preceding discussion and the reader is cautioned to read the "Looking Forward" and "Major Influences on Financial Condition" sections in their entirety.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         THE UNITED ILLUMINATING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                    1998           1997            1996
                                                                    ----           ----            ----
OPERATING REVENUES (NOTE G)                                       $686,191       $710,267        $726,020
                                                              -------------   ------------    ------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                               151,544        182,666         160,517
     Capacity purchased                                             34,515         39,976          46,830
     Early retirement program charges                                    -              -          23,033
     Other                                                         146,058        158,600         158,945
  Maintenance                                                       42,888         42,203          37,652
  Depreciation (Note G)                                             82,809         74,618          65,921
  Amortization of cancelled nuclear project and deferred
     return (Note D and J)                                          13,758         13,758          13,758
  Income taxes (Note A and F)                                       53,619         41,333          53,090
  Other taxes (Note G)                                              64,674         52,540          57,139
                                                              -------------   ------------    ------------
       Total                                                       589,865        605,694         616,885
                                                              -------------   ------------    ------------
OPERATING INCOME                                                    96,326        104,573         109,135
                                                              -------------   ------------    ------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction                   13            336             940
  Other-net (Note G)                                                (3,803)         4,186          (7,166)
  Non-operating income taxes                                         5,866          2,496           9,332
                                                              -------------   ------------    ------------
       Total                                                         2,076          7,018           3,106
                                                              -------------   ------------    ------------
INCOME BEFORE INTEREST CHARGES                                      98,402        111,591         112,241
                                                              -------------   ------------    ------------
INTEREST CHARGES
  Interest on long-term debt                                        50,129         63,063          66,305
  Interest on Seabrook obligation bonds owned by the company        (7,293)        (6,905)         (1,259)
  Other interest (Note G)                                            6,507          3,280           2,092
  Allowance for borrowed funds used during construction               (455)        (1,239)         (1,435)
                                                              -------------   ------------    ------------
                                                                    48,888         58,199          65,703
  Amortization of debt expense and redemption premiums               2,511          2,788           2,629
                                                              -------------   ------------    ------------
       Net Interest Charges                                         51,399         60,987          68,332
                                                              -------------   ------------    ------------

MINORITY INTEREST IN PREFERRED SECURITIES                            4,813          4,813           4,813
                                                              -------------   ------------    ------------

NET INCOME                                                          42,190         45,791          39,096
Discount on preferred stock redemptions                                (21)           (48)         (1,840)
Dividends on preferred stock                                           201            205             330
                                                              -------------   ------------    ------------
INCOME APPLICABLE TO COMMON STOCK                                  $42,010        $45,634         $40,606
                                                              =============   ============    ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                 14,018         13,976          14,101
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED               14,023         13,992          14,131

EARNINGS PER SHARE OF COMMON STOCK - BASIC                           $3.00          $3.27           $2.88
                                                              =============   ============    ============
EARNINGS PER SHARE OF COMMON STOCK - DILUTED                         $3.00          $3.26           $2.87
                                                              =============   ============    ============

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                    $2.88          $2.88           $2.88


               The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.


                         THE UNITED ILLUMINATING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (THOUSANDS OF DOLLARS)

                                                      1998             1997            1996
                                                      ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                         $42,190          $45,791         $39,096
                                                 ------------     ------------    ------------
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                    88,099           79,487          70,363
     Deferred income taxes                             1,056            7,986          (2,276)
     Deferred investment tax credits - net              (762)            (762)           (762)
     Amortization of nuclear fuel                      6,892            5,799           5,690
     Allowance for funds used during construction       (468)          (1,575)         (2,375)
     Amortization of deferred return                  12,586           12,586          12,586
     Early retirement costs accrued                        -                -          23,033
     Changes in:
             Accounts receivable - net                (6,505)          16,944         (23,555)
             Fuel, materials and supplies            (14,466)           2,863             239
             Prepayments                              (4,027)             211            (557)
             Accounts payable                        (15,259)             641          22,657
             Interest accrued                            (63)          (3,569)           (671)
             Taxes accrued                             4,849            3,663          (4,794)
             Other assets and liabilities             (4,062)          (1,644)          6,078
                                                 ------------     ------------    ------------
     Total Adjustments                                67,870          122,630         105,656
                                                 ------------     ------------    ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES         110,060          168,421         144,752
                                                 ------------     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock                                        4,923           (6,432)             40
   Long-term debt                                    199,636           98,500          82,500
   Notes payable                                      49,141           26,786          10,965
   Securities redeemed and retired:
     Preferred stock                                     (52)            (110)         (6,078)
     Long-term debt                                 (222,348)        (151,199)        (72,895)
     Discount on preferred stock redemption               21               48           1,840
   Expenses of issues                                 (1,600)          (1,500)           (442)
   Lease obligations                                    (339)            (315)           (291)
   Dividends
     Preferred stock                                    (202)            (206)           (410)
     Common stock                                    (40,285)         (40,408)        (40,399)
                                                 ------------     ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                (11,105)         (74,836)        (25,170)
                                                 ------------     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Plant expenditures, including nuclear fuel       (38,040)         (33,436)        (47,174)
    Investment in Seabrook obligation bonds            8,528          (34,541)        (71,084)
                                                 ------------     ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                (29,512)         (67,977)       (118,258)
                                                 ------------     ------------    ------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                             69,443           25,608           1,324
BALANCE AT BEGINNING OF PERIOD                        32,002            6,394           5,070
                                                 ------------     ------------    ------------
BALANCE AT END OF PERIOD                            $101,445          $32,002          $6,394
                                                 ============     ============    ============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)              $51,481          $59,441         $69,669
                                                 ============     ============    ============
   Income taxes                                      $42,450          $26,773         $51,415
                                                 ============     ============    ============


              The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                                          THE UNITED ILLUMINATING COMPANY
                                            CONSOLIDATED BALANCE SHEET
                                         DECEMBER 31, 1998, 1997 AND 1996

                                                      ASSETS
                                              (Thousands of Dollars)

                                                           1998                1997              1996
                                                           ----                ----              ----
Utility Plant at Original Cost
  In service                                             $1,886,930         $1,867,145        $1,843,952
  Less, accumulated provision for depreciation              714,375            644,971           585,646
                                                    ----------------     --------------    --------------
                                                          1,172,555          1,222,174         1,258,306

  Construction work in progress                              33,695             25,448            40,998
  Nuclear fuel                                               20,174             25,990            23,010
                                                    ----------------     --------------    --------------
      Net Utility Plant                                   1,226,424          1,273,612         1,322,314
                                                    ----------------     --------------    --------------

Other Property and Investments                               37,873             32,451            26,081
                                                    ----------------     --------------    --------------

Current Assets
  Cash and temporary cash investments                       101,445             32,002             6,394
  Accounts receivable
    Customers, less allowance for doubtful
    accounts of $1,800, $1,800 and $2,300                    54,178             57,231            63,722
    Other                                                    37,472             27,914            38,367
  Accrued utility revenues                                   21,079             25,269            29,139
  Fuel, materials and supplies, at average cost              33,613             19,147            22,010
  Prepayments                                                 7,424              3,397             3,608
  Other                                                         154                 67               110
                                                    ----------------     --------------    --------------
          Total                                             255,365            165,027           163,350
                                                    ----------------     --------------    --------------

Deferred Charges
  Unamortized debt issuance expenses                          9,421              6,611             6,580
  Other                                                       1,664              5,727             1,485
                                                    ----------------     --------------    --------------
          Total                                              11,085             12,338             8,065
                                                    ----------------     --------------    --------------

Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
  Income taxes due principally to book-tax
    differences (Note A)                                    264,811            277,350           289,672
  Connecticut Yankee                                         42,633             51,313            64,851
  Deferred return - Seabrook Unit 1                          12,586             25,171            37,757
  Unamortized redemption costs                               23,468             23,027            25,063
  Unamortized cancelled nuclear project                      10,952             12,125            13,297
  Uranium enrichment decommissioning costs                    1,177              1,312             1,377
  Other                                                       4,962              6,357             9,068
                                                    ----------------     --------------    --------------
          Total                                             360,589            396,655           441,085
                                                    ----------------     --------------    --------------

                                                         $1,891,336         $1,880,083        $1,960,895
                                                    ================     ==============    ==============

            The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.


                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 1998, 1997 AND 1996

                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)

                                                                      1998                1997              1996
                                                                      ----                ----              ----
Capitalization (Note B)
  Common stock equity
    Common stock                                                      $292,006           $288,730          $284,579
    Paid-in capital                                                      2,046              1,349               772
    Capital stock expense                                               (2,182)            (2,182)           (2,182)
    Unearned employee stock ownership plan equity                      (10,210)           (11,160)                -
    Retained earnings                                                  163,847            162,226           156,847
                                                               ----------------     --------------    --------------
                                                                       445,507            438,963           440,016
  Preferred stock                                                        4,299              4,351             4,461
  Minority interest in preferred securities                             50,000             50,000            50,000
  Long-term debt
    Long-term debt                                                     757,370            746,058           826,527
    Investment in Seabrook obligation bonds                            (92,860)          (101,388)          (66,847)
                                                               ----------------     --------------    --------------
      Net long-term debt                                               664,510            644,670           759,680

          Total                                                      1,164,316          1,137,984         1,254,157
                                                               ----------------     --------------    --------------

Noncurrent Liabilities
  Connecticut Yankee contract obligation                                32,711             40,821            54,752
  Pensions accrued (Note H)                                             31,097             39,149            49,205
  Nuclear decommissioning obligation                                    23,045             17,538            12,851
  Obligations under capital leases                                      16,506             16,853            17,193
  Other                                                                  6,622              5,507             4,815
                                                               ----------------     --------------    --------------
          Total                                                        109,981            119,868           138,816
                                                               ----------------     --------------    --------------

Current Liabilities
  Current portion of long-term debt                                     66,202            100,000            69,900
  Notes payable                                                         86,892             37,751            10,965
  Accounts payable                                                      53,440             68,699            68,058
  Dividends payable                                                     10,155             10,051            10,205
  Taxes accrued                                                          9,015              4,166               503
  Interest accrued                                                      10,203             10,266            13,835
  Obligations under capital leases                                         348                340               315
  Other accrued liabilities                                             39,845             37,471            36,091
                                                               ----------------     --------------    --------------
          Total                                                        276,100            268,744           209,872
                                                               ----------------     --------------    --------------

Customers' Advances for Construction                                     1,867              1,878             1,888
                                                               ----------------     --------------    --------------

Regulatory Liabilitie (future amounts owed to customers
                       through the ratemaking process)
  Accumulated deferred investment tax credits                           15,623             16,385            17,147
  Other                                                                  2,065              2,356             1,811
                                                               ----------------     --------------    --------------
          Total                                                         17,688             18,741            18,958
                                                               ----------------     --------------    --------------

Deferred Income Taxes (future tax liabilities owed
                       to taxing authorities)                          321,384            332,868           337,204

Commitments and Contingencies (Note L)
                                                               ----------------     --------------    --------------

                                                                    $1,891,336         $1,880,083        $1,960,895
                                                               ================     ==============    ==============

                  The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                              THE UNITED ILLUMINATING COMPANY
                        CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                    (THOUSANDS OF DOLLARS)


                                            1998           1997          1996
                                            ----           ----          ----

BALANCE, JANUARY 1                         $162,226      $156,847      $156,877
Net income                                   42,190        45,791        39,096
Adjustments associated with repurchase
  of preferred stock                             21            48         1,815
                                        ------------  ------------  ------------
      Total                                 204,437       202,686       197,788
                                        ------------  ------------  ------------


Deduct Cash Dividends Declared
  Preferred stock                               201           205           330
  Common stock                               40,389        40,255        40,611
                                        ------------  ------------  ------------
      Total                                  40,590        40,460        40,941
                                        ------------  ------------  ------------


BALANCE, DECEMBER 31                       $163,847      $162,226      $156,847
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

     In addition, the Company has created, and owns, unregulated subsidiaries. The Board of Directors of the Company has authorized the investment of a maximum of $32.25 million in the unregulated subsidiaries, and, at February 28, 1999, $30 million had been invested. A wholly-owned subsidiary, United Resources, Inc., serves as the parent corporation to American Payment Systems, Inc., (APS) which manages a national network of agents for the processing of bill payments made by customers of other utilities.

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

                          THE UNITED ILLUMINATING COMPANY

     The effects of competition could cause the operations of the Company, or a portion of its assets or operations, to cease meeting the criteria for application of these accounting rules. The Company expects to continue to meet these criteria in the foreseeable future. The Restructuring Act enacted in Connecticut in 1998 provides for the Company to recover in future regulated service rates previously deferred costs through ongoing assessments to be included in such rates. If the Company, or a portion of its assets or operations, were to cease meeting these criteria, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met. If this change in accounting were to occur, it could have a material adverse effect on the Company's earnings and retained earnings in that year and could have a material adverse effect on the Company's ongoing financial condition as well. See Note (C), Rate-Related Regulatory Proceedings.

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

     The Company's utility plant in service as of December 31, 1998, 1997 and 1996 was comprised as follows:

                                 1998               1997                 1996
                                 ----               ----                 ----
                                                   (000's)
     Production              $1,133,984         $1,131,285           $1,124,113
     Transmission               161,643            161,288              160,970
     Distribution               408,845            401,426              387,825
     General                     56,264             52,776               47,889
     Future use plant            30,505             30,594               32,751
     Other                       95,689             89,776               90,404
                                -------            -------              -------
                             $1,886,930         $1,867,145           $1,843,952
                             ==========         ==========           ==========

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

     In accordance with the applicable regulatory systems of accounts, the Company capitalizes AFUDC, which represents the approximate cost of debt and equity capital devoted to plant under construction. In accordance with FERC prescribed accounting, the portion of the allowance applicable to borrowed funds is presented in the Consolidated Statement of Income as a reduction of interest charges, while the portion of the allowance applicable to equity funds is presented as other income. Although the allowance does not represent current cash income, it has historically been recoverable under the ratemaking process over the service lives of the related properties. The Company compounds the allowance applicable to major construction projects semi-annually. Weighted average AFUDC rates in effect for 1998, 1997 and 1996 were 7.0%, 7.5% and 9.0%, respectively.

                         THE UNITED ILLUMINATING COMPANY

DEPRECIATION

     Provisions for depreciation on utility plant for book purposes are computed on a straight-line basis, using estimated service lives determined by independent engineers. One-half year's depreciation is taken in the year of addition and disposition of utility plant, except in the case of major operating units on which depreciation commences in the month they are placed in service and ceases in the month they are removed from service. The aggregate annual provisions for depreciation for the years 1998, 1997 and 1996 were equivalent to approximately 3.26%, 3.15% and 3.12%, respectively, of the original cost of depreciable property.

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

     The Company is required to maintain an operating deposit with the project disbursing agent related to its 17.5% ownership interest in Seabrook Unit 1. This operating deposit, which is the equivalent to one and one half months of the funding requirement for operating expenses, is restricted for use and amounted to $3.8 million, $2.3 million and $3.4 million, at December 31, 1998, 1997 and 1996, respectively.

INVESTMENTS

     The Company's investment in the Connecticut Yankee Atomic Power Company, a nuclear generating company in which the Company has a 9 1/2% stock interest, is accounted for on an equity basis. This investment amounted to $9.9 million, $10.5 million and $10.1 million at December 31, 1998, 1997 and 1996, respectively, and is included on the Consolidated Balance Sheet as a regulatory asset. See Note (L), Commitments and Contingencies - Other Commitments and Contingencies - Connecticut Yankee.

                         THE UNITED ILLUMINATING COMPANY

FOSSIL FUEL COSTS

     Historically, the amount of fossil fuel costs that cannot be reflected currently in customers' bills pursuant to the fossil fuel adjustment clause in the Company's rates has been deferred at the end of each accounting period. Since adoption of the deferred accounting procedure in 1974, rate decisions by the DPUC and its predecessors have consistently made specific provision for amortization and ratemaking treatment of the Company's existing deferred fossil fuel cost balances. As a result of a December 1996 DPUC decision, the Company has suspended this deferred accounting procedure unless the average fossil fuel oil prices increase or decrease outside a certain bandwidth prescribed in the decision.

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

URANIUM ENRICHMENT OBLIGATION

     Under the Energy Policy Act of 1992 (Energy Act), the Company will be assessed for its proportionate share of the costs of the decontamination and decommissioning of uranium enrichment facilities operated by the Department of Energy. The Energy Act imposes an overall cap of $2.25 billion on the obligation assessed to the nuclear utility industry and limits the annual assessment to $150 million each year over a 15-year period. At December 31, 1998, the Company's unfunded share of the obligation, based on its ownership interest in Seabrook Unit 1 and Millstone Unit 3, was approximately $1.1 million. Effective January 1, 1993, the Company was allowed to recover these assessments in rates as a component of fuel expense. Accordingly, the Company has recognized these costs as a regulatory asset on its Consolidated Balance Sheet.

                         THE UNITED ILLUMINATING COMPANY

NUCLEAR DECOMMISSIONING TRUSTS

     External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $2,580,000, $2,571,000 and $2,130,000 during 1998, 1997 and 1996 into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At December 31, 1998, the Company's shares of the trust fund balances, which included accumulated earnings on the funds, were $16.5 million and $6.5 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

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

APS REVENUES AND AGENT COLLECTIONS

     APS recognized revenue of $33.7 million, $31.7 million and $19.2 million for the years 1998, 1997 and 1996, respectively, based on established fees per payment transaction processed. Cash associated with customer payments are the property of other utilities and have not been reflected in UI's consolidated financial statements.

EARNINGS PER SHARE

     The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years 1998, 1997 and 1996:

                         THE UNITED ILLUMINATING COMPANY


                                                             (In thousands except per share amounts)
                                                 Income Applicable to     Average Number of
                                                   Common Stock           Shares Outstanding       Earnings
                                                    (Numerator)             (Denominator)          per Share
                                                 --------------------     ------------------       ---------

1998
----
       Basic earnings per share                        $42,010                   14,018               $3.00
         Effect of dilutive stock options                   -                         5                (.00)
                                                        ------                   ------               -----
       Diluted earnings per share                      $42,010                   14,023               $3.00
                                                       =======                   ======               =====

1997
----
   Basic earnings per share                            $45,634                   13,976               $3.27
         Effect of dilutive stock options                   -                        16                (.01)
                                                        ------                   ------               -----
       Diluted earnings per share                      $45,634                   13,992               $3.26
                                                       =======                   ======               =====

1996
----
       Basic earnings per share                        $40,606                   14,101               $2.88
         Effect of dilutive stock options                 -                          30                (.01)
                                                        ------                   ------               -----
       Diluted earnings per share                      $40,606                   14,131               $2.87
                                                       =======                   ======               =====

STOCK-BASED COMPENSATION

     The Company accounts for employee stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock purchase plans, stock options, restricted stock, and stock appreciation rights. The statement defines the methods of determining the fair value of stock-based compensation and requires the recognition of compensation expense for book purposes. However, the statement allows entities to continue to measure compensation expense in accordance with the prior authoritative literature, APB No. 25, "Accounting for Stock Issued to Employees", but requires that pro forma net income and earnings per share be disclosed for each year for which an income statement is presented as if SFAS No. 123 had been applied. The accounting requirements of this statement are effective for transactions entered into after 1995. However, pro forma disclosures must include the effects of all awards granted after January 1, 1995. As of December 31, 1998, there were no options granted to which this statement would apply. The Company has not elected to adopt the expense recognition provisions of SFAS No. 123.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, which is effective for fiscal quarters of fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of a derivative (gains and losses) would depend on the intended use and designation of the derivative. The Company currently does not anticipate utilizing derivative instruments of the type defined in this statement, on or after the effective date of this statement.


                                           THE UNITED ILLUMINATING COMPANY

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


 (B) CAPITALIZATION
                                                                                     December 31,
                                             --------------------------------------------------------------------------------------
                                                         1998                          1997                          1996
                                                Shares                        Shares                        Shares
                                             Outstanding     $(000's)      Outstanding     $(000's)      Outstanding    $(000's)
                                             -------------  -----------    -------------  -----------    ------------- ------------

   COMMON STOCK EQUITY
     Common stock, no par value,
     at December 31(a)                         14,034,562     $292,006       13,907,824     $288,730       14,101,291     $284,579
      Shares authorized
       1996   30,000,000
       1997   30,000,000
       1998   30,000,000
     Paid-in capital                                             2,046                         1,349                           772
     Capital stock expense                                      (2,182)                       (2,182)                       (2,182)
     Unearned employee stock ownership plan equity             (10,210)                      (11,160)                            -
     Retained earnings (b)                                     163,847                       162,226                       156,847
                                                            -----------                   -----------                  ------------
          Total common stock equity                            445,507                       438,963                       440,016
                                                            -----------                   -----------                  ------------

   PREFERRED AND PREFERENCE STOCK (c)
     Cumulative preferred stock,
      $100 par value, shares
      authorized at December 31,
       1996   1,119,612
       1997   1,119,612
       1998   1,119,612
      Preferred stock issues:
       4.35% Series A                              10,370                        10,894                        11,297
       4.72% Series B                              17,158                        17,158                        17,658
       4.64% Series C                              12,745                        12,745                        12,945
       5 5/8% Series D                              2,712                         2,712                         2,712
                                             -------------                 -------------                 -------------
                                                   42,985        4,299           43,509        4,351           44,612        4,461
                                             -------------  -----------    -------------  -----------    ------------- ------------
     Cumulative preferred stock, $25 par
      value:  2,400,000 shares authorized
      Preferred stock issues                            -            -                -            -                -            -

     Cumulative preference stock, $25 par
      value:  5,000,000 shares authorized
      Preference stock issues                           -            -                -            -                -            -
                                                            -----------                   -----------                  ------------
        Total preferred stock not
         subject to mandatory redemption                         4,299                         4,351                         4,461
                                                            -----------                   -----------                  ------------

   MINORITY INTEREST IN PREFERRED SECURITIES (d)                50,000                        50,000                        50,000
                                                            -----------                   -----------                  ------------



                                              THE UNITED ILLUMINATING COMPANY

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                        December 31,
                                                                    --------------------------------------------------
                                                                        1998              1997              1996
                                                                      $(000's)          $(000's)          $(000's)
                                                                    --------------    --------------    --------------

   LONG-TERM DEBT (e)
     First Mortgage Bonds:
      9.44%, Series B                                                           -                 -           $32,400

   Other Long-term Debt
     Pollution Control Revenue Bonds:
       Variable rate, 1996 Series, due June 26, 2026                        7,500             7,500             7,500
       9 3/8%, 1987 Series, due July 1, 2012                                    -                 -            25,000
      10 3/4%, 1987 Series, due November 1, 2012                                -                 -            43,500
       8%, 1989 Series A, due December 1, 2014                             25,000            25,000            25,000
       5 7/8%, 1993 Series, due October 1, 2033                            64,460            64,460            64,460
     Solid Waste Disposal Revenue Bonds:
      Adjustable rate 1990 Series A, due September 1, 2015                      -                 -            30,000
     Pollution Control Refunding Revenue Bonds:
       Variable rate, 1997 Series, due July 30, 2027                       98,500            98,500                 -

     Notes:
       7 3/8%, 1992 Series G, due January  15, 1998                             -           100,000           100,000
       6.20%, 1993 Series H, due January  15, 1999                         66,202           100,000           100,000
       6.25%, 1998 Series I, due December  15, 2002                       100,000                 -                 -
       6.00%, 1998 Series J, due December  15, 2003                       100,000                 -                 -


     Term Loans:
       6.95%, due August 29, 2000                                          50,000            50,000            50,000
       6.47%, due September 6, 2000                                             -            50,000            50,000
       6.4375%, due September 6, 2000                                      20,000            50,000            50,000
       6.675%, due October 25, 2001                                        25,000            25,000            25,000
       7.005% due October 25, 2001                                         50,000            50,000            50,000

     Obligation under the Seabrook Unit 1
      sale/leaseback agreement                                            217,230           225,601           243,660
                                                                    --------------    --------------    --------------
                                                                          823,892           846,061           896,520


     Unamortized debt discount less premium                                  (320)               (3)              (93)
                                                                    --------------    --------------    --------------

             Total long-term debt                                         823,572           846,058           896,427

   Less:
     Current portion included in Current Liabilities (e)                   66,202           100,000            69,900
     Investment-Seabrook Lease Obligation Bonds                            92,860           101,388            66,847
                                                                    --------------    --------------    --------------


             Total long-term debt included in Capitalization              664,510           644,670           759,680
                                                                    --------------    --------------    --------------

             TOTAL CAPITALIZATION                                      $1,164,316        $1,137,984        $1,254,157
                                                                    ==============    ==============    ==============

                         THE UNITED ILLUMINATING COMPANY

     (a) COMMON STOCK

     The Company had 14,334,922 shares of its common stock, no par value, outstanding at December 31, 1998, of which 300,360 shares were unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP") and not recognized as outstanding for accounting purposes.

     The Company issued 98,798 shares of common stock in 1998, 134,833 shares of common stock in 1997 and 1,200 shares of common stock in 1996, pursuant to a stock option plan.

     In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. The Connecticut Department of Public Utility Control (DPUC) has approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 3,500 shares of stock at an exercise price of $30 per share, 7,800 shares of stock at an exercise price of $39.5625 per share, and 5,000 shares of stock at an exercise price of $42.375 per share have been granted by the Board of Directors and remained outstanding at December 31, 1998. Options to purchase 14,299 shares of stock at an exercise price of $30 per share, 54,500 shares of stock at an exercise price of $30.75 per share, 4,000 shares of stock at an exercise price of $35.625 per share, and 25,999 shares of stock at an exercise price of $39.5625 per share were exercised during 1998.

     The Company has entered into an arrangement under which it loaned $11.5 million to The United Illuminating Company ESOP. The trustee for the ESOP used the funds to purchase shares of the Company's common stock in open market transactions. The shares will be allocated to employees' ESOP accounts, as the loan is repaid, to cover a portion of the Company's required ESOP contributions. The loan will be repaid by the ESOP over a twelve-year period, using the Company contributions and dividends paid on the unallocated shares of the stock held by the ESOP. As of December 31, 1998 and 1997, 300,360 shares and 328,300 shares, with a fair market value of $15.5 million and $15.1 million, respectively, had been purchased by the ESOP and had not been committed to be released or allocated to ESOP participants.

     (b) RETAINED EARNINGS RESTRICTION

     The indenture under which $266.2 million principal amount of Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $105.7 million were free from such limitations at December 31, 1998.

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

     Shares of preferred stock have preferential dividend and liquidation rights over shares of common stock. Preferred shareholders are not entitled to general voting rights. However, if any preferred dividends are in arrears for six or more quarters, or if certain other events of default occurs, preferred shareholders are entitled to elect a majority of the Board of Directors until all preferred dividend arrearages are paid and any event of default is terminated.

                         THE UNITED ILLUMINATING COMPANY

     Preference stock is a form of stock that is junior to preferred stock but senior to common stock. It is not subject to the earnings coverage requirements or minimum capital and surplus requirements governing the issuance of preferred stock. There were no shares of preference stock outstanding at December 31, 1998.

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

     On December 18, 1998, the Company issued and sold $100 million principal amount of 6% five-year Notes. The yield on the Notes, which were issued at a discount, is 6.034%; and the Notes will mature on December 15, 2003. The proceeds from the sale of the Notes were used to repay $66.2 million principal amount of 6.2% Notes, which matured on January 15, 1999, and for general corporate purposes.

     On February 1, 1999, the Company converted $7.5 million principal amount Connecticut Development Authority Bonds from a weekly reset mode to a five-year multiannual mode. The interest rate on the Bonds for the five-year period beginning February 1, 1999 is 4.35% and will be paid semi-annually beginning on August 1, 1999. In addition, on February 1, 1999, the Company converted $98.5 million principal amount Business Finance Authority of the State of New Hampshire Bonds from a weekly reset mode to a multiannual mode. The interest rate on $27.5 million principal amount of the Bonds is 4.35% for a three-year period beginning February 1, 1999. The interest rate on $71 million principal amount of the Bonds is 4.55% for a five-year period. Interest on the Bonds will be paid semi-annually beginning on August 1, 1999.

                         THE UNITED ILLUMINATING COMPANY

     Maturities and mandatory redemptions/repayments are set forth below:

                                          1999          2000           2001          2002         2003
                                          ----          ----           ----          ----         ----
                                                                       (000's)
Maturities                              $66,202       $70,000        $75,000      $100,000      $100,000
Mandatory redemptions/repayments (1)      3,410           430            333           338           485
                                         ------        ------         ------       -------       -------

Maturities and Mandatory
   redemptions/repayments               $69,612       $70,430        $75,333      $100,338      $100,485
                                         ======        ======         ======       =======      ========

(1)  Principal  component  of  Seabrook  lease  obligation,   net  of  principal
     repayment of Seabrook Lease Obligation Bonds held as an investment.

(C)  RATE-RELATED REGULATORY PROCEEDINGS

     In April  1998,  Connecticut  enacted  Public Act 98-28 (the  Restructuring
Act), a massive and complex statute designed to restructure the State's regulated electric utility industry. The business of generating and supplying electricity directly to consumers will be price-deregulated and opened to competition beginning in the year 2000. At that time, these business activities will be separated from the business of delivering electricity to consumers, also known as the transmission and distribution business. The business of delivering electricity will remain with the incumbent franchised utility companies (including the Company), which will continue to be regulated by the DPUC as Distribution Companies. Beginning in 2000, each retail consumer of electricity in Connecticut (excluding consumers served by municipal electric systems) will be able to choose his, her or its supplier of electricity from among competing licensed suppliers, for delivery over the wires system of the franchised Distribution Company. Commencing no later than mid-1999, Distribution Companies will be required to separate on consumers' bills the charge for electricity generation services from the charge for delivering the electricity and all other charges. On July 29, 1998, the DPUC issued the first of what are expected to be several orders relative to this "unbundling" requirement, and has now reopened its proceeding to consider the amount of the generation services charge to be included on consumers' bills.

     A major component of the Restructuring Act is the collection, by Distribution Companies, of a "competitive transition assessment," a "systems benefits charge," an "energy conservation and load management program charge" and a "renewable energy investment charge". The competitive transition assessment represents costs that have been reasonably incurred by, or will be incurred by, Distribution Companies to meet their public service obligations as electric companies, and that will likely not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants (so-called stranded costs). The systems benefits charge represents public policy costs, such as generation decommissioning and displaced worker protection costs. Beginning in 2000, a Distribution Company must collect the competitive transition assessment, the systems benefits charge, the energy conservation and load management program charge and the renewable energy investment charge from all Distribution Company customers, except customers taking service under special contracts pre-dating the Restructuring Act. The Distribution Company will also be required to offer a "standard offer" rate that is, subject to certain adjustments, at least 10% below its fully bundled prices for electricity at rates in effect on December 31, 1996, as discussed below. The standard offer is required, subject to certain adjustments, to be the total rate charged under the standard offer, including generation and transmission and distribution services, the competitive transition assessment, the systems benefits charge, the energy conservation and load management program charge and the renewable energy investment charge.

                         THE UNITED ILLUMINATING COMPANY

     The Restructuring Act requires that, in order for a Distribution Company to recover any stranded costs associated with its power plants, its fossil-fueled plants must be sold prior to 2000, with any net excess proceeds used to mitigate its recoverable stranded costs, and the Company must attempt to divest its ownership interest in its nuclear-fueled power plants prior to 2004. By October 1, 1998, each Distribution Company was required to file, for the DPUC's approval, an "unbundling plan" to separate, on or before October 1, 1999, all of its power plants that will not have been sold prior to the DPUC's approval of the unbundling plan or will not be sold prior to 2000.

      In May of 1998, the Company announced that it would commence selling, through a two-stage bidding process, all of its non-nuclear generation assets, in compliance with the Restructuring Act. On October 2, 1998, the Company agreed to sell both of its operating fossil-fueled generating stations, Bridgeport Harbor Station and New Haven Harbor Station, to Wisvest-Connecticut, LLC, a single-purpose subsidiary of Wisvest Corporation. Wisvest Corporation is a non-utility subsidiary of Wisconsin Energy Corporation, Milwaukee, Wisconsin. The sale price is $272 million in cash, including payment for some non-plant items, and the transaction is expected to close during the spring of 1999. It is contingent upon the receipt of approvals from the DPUC, the Federal Energy Regulatory Commission (FERC), and other federal and state agencies. A petition seeking the DPUC's approval was filed on October 30, 1998 and, on March 5, 1999, the DPUC issued a decision approving the sale. An application seeking the FERC's authorization for the sale of the facilities subject to its jurisdiction was filed on December 21, 1998 and, on February 24, 1999, the FERC issued an order authorizing the sale.

      The Company will realize a book gain from the sale proceeds net of taxes and plant investment. However, this gain will be offset by a writedown of other above-market generation costs eligible for the competitive transition assessment, such as regulated plant costs and tax-related regulatory assets or other costs related to the restructuring transition, such that there will be no net income effect of the sale. The Company anticipates using the net cash proceeds from the sale to reduce debt.

      On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, the Company stated that it plans to divest its nuclear generation ownership interests (17.5% of Seabrook Station in New Hampshire and 3.685% of Millstone Station Unit No. 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. The divestiture method has not yet been determined. In anticipation of ultimate divestiture, the Company proposed to satisfy, on a functional basis, the Restructuring Act's requirement that nuclear generating assets be separated from its transmission and distribution assets. This would be accomplished by transferring the nuclear generating assets into a separate new division of the Company, using divisional financial statements and accounting to segregate all revenues, expenses, assets and liabilities associated with nuclear ownership interests.

      The Company's unbundling plan also proposes to separate its ongoing regulated transmission and distribution operations and functions, that is, the Distribution Company assets and operations, from all of its unregulated operations and activities. This would be achieved by undergoing a corporate restructuring into a holding company structure. In the holding company structure proposed, the Company will become a wholly-owned subsidiary of a holding company, and each share of the common stock of the Company will be converted into a share of common stock of the holding company. In connection with the formation of the holding company structure, all of the Company's interests in all of its operating unregulated subsidiaries will be transferred to the holding company and, to the extent new businesses are subsequently acquired or commenced, they will also be financed and owned by the holding company. An application for the DPUC's approval of this corporate restructuring was filed on November 13, 1998. DPUC hearings on the corporate unbundling plan and corporate restructuring commenced on February 18, 1999.

      Under the Restructuring Act, all Connecticut electricity customers will be able to choose their power supply providers after June 30, 2000. The Company will be required to offer fully-bundled service to customers under a regulated "standard offer" rate and will also become the power supply provider to each customer who does not

                         THE UNITED ILLUMINATING COMPANY
choose an alternate power supply provider, even though the Company will no longer be in the business of retail power generation. In order to mitigate the financial risk that these regulated service mandates will pose to the Company in an unregulated power generation environment, its unbundling plan proposes that a purchased power adjustment clause be added to its regulated rates, effective July 1, 2000, as permitted by the Restructuring Act. This clause, similar to and based on the purchased gas adjustment clauses used by Connecticut's natural gas local distribution companies, would work in tandem with the Company's procurement of power supplies to assure that "standard offer" customers pay competitive market rates for power supply services and that the Company collects its costs of providing such services. The Distribution Company is also required under the Restructuring Act to provide back-up power supply service to customers whose electric supplier fails to provide power supply services for reasons other than the customers' failure to pay for such services. The Restructuring Act provides for the Distribution Company to recover its reasonable costs of providing this back-up service.

      In addition to approval by the DPUC, the several features of the Company's unbundling plan will be subject to approvals and consents by federal regulators, other state and federal agencies, and the Company's common stock shareowners.

     On and after January 1, 2000 and until January 1, 2004, the Company will be responsible for providing a standard offer service to customers who do not choose an alternate electricity supplier. The standard offer prices, including the fully-bundled price of generation, transmission and distribution services, the competitive transition assessment, the systems benefits charge and the energy conservation and renewable energy assessments, must be at least 10% below the average fully-bundled prices in effect on December 31, 1996. The Company has already delivered about 4.8% of this decrease, in price reductions through 1998. The DPUC's 1996 financial and operational review order (see below) anticipated sufficient income in 2000 to accelerate amortization of regulatory assets of about $50 million, equivalent to about 8% of retail revenues. Substantially all of this accelerated amortization may have to be eliminated to allow for the additional standard offer price reduction requirement of 10%, at a minimum, while providing for the added costs imposed by the restructuring legislation. The legislation does prescribe certain bases for adjusting the price of standard offer service if the 10% minimum price reduction cannot be accomplished.

     On December 31, 1996, the DPUC completed a financial and operational review of the Company and ordered a five-year incentive regulation plan for the years 1997 through 2001 (the Rate Plan). The DPUC did not change the existing retail base rates charged to customers; but the Rate Plan increased amortization of the Company's conservation and load management program investments during 1997-1998, and accelerated the amortization and recovery of unspecified assets during 1999-2001 if the Company's common stock equity return on utility investment exceeds 10.5% after recording the amortization. The Rate Plan also provided for retail price reductions of about 5%, compared to 1996 and phased-in over 1997-2001, primarily through reductions of conservation adjustment mechanism revenues, through a surcredit in each of the five plan years, and through acceptance of the Company's proposal to modify the operation of the fossil fuel clause mechanism. The Company's authorized return on utility common stock equity during the period is 11.5%. Earnings above 11.5%, on an annual basis, are to be utilized one-third for customer price reductions, one-third to increase amortization of regulatory assets, and one-third retained as earnings. As a result of the Rate Plan, customer prices were required to be reduced, on average, by 3% in 1997 compared to 1996. Also as a result of the Rate Plan, customer prices are required to be reduced by an additional 1% in 2000, and another 1% in 2001, compared to 1996. Retail revenues have decreased by approximately 4.8% through 1998 compared to 1996 due to customer price reductions. The Rate Plan was reopened in 1998, in accordance with its terms, to determine the assets to be subjected to accelerated recovery in 1999, 2000 and 2001. The DPUC decided on February 10, 1999 that $12.1 million of the Company's regulatory tax assets will be subjected to accelerated recovery in 1999. The DPUC has not yet determined the assets to be subjected to recovery after 1999. The Rate Plan also includes a provision that it may be reopened and modified upon the enactment of electric utility restructuring legislation in Connecticut and, as a consequence of the 1998

                         THE UNITED ILLUMINATING COMPANY

Restructuring Act described above, the Rate Plan may be reopened and modified. However, aside from implementing an additional price reduction in 2000 to achieve the minimum 10% price reduction required by the Restructuring Act and the probable reductions in the accelerated amortizations scheduled in the Rate Plan, the Company is unable to predict, at this time, in what other respects the Rate Plan may be modified on account of this legislation.

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

(E)  SHORT-TERM CREDIT ARRANGEMENTS

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 8, 1999. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by either the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 1998, the Company had no short-term borrowings outstanding under this facility.

     On June 8, 1998, the Company borrowed $80 million under a new revolving credit agreement with a group of banks. The funds were used to repay $80 million of Term Loans prior to their due dates. The borrowing limit of this facility, which extends to June 7, 1999, is $80 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 1998, the Company had $80 million of short-term borrowings outstanding under this facility.

     In addition, as of December 31, 1998, one of the Company's indirect subsidiaries, American Payment Systems, Inc., had borrowings of $6.8 million outstanding under a bank line of credit agreement.

     The Company's long-term debt instruments do not limit the amount of short-term debt that the Company may issue. The Company's revolving credit agreement described above requires it to maintain an available earnings/interest charges ratio of not less than 1.5:1.0 for each 12-month period ending on the last day of each calendar quarter. For the 12-month period ended December 31, 1998, this coverage ratio was 3.6:1.0.

                         THE UNITED ILLUMINATING COMPANY

     Information with respect to short-term borrowings under the Company's revolving credit agreements is as follows:

                                                                             1998        1997        1996
                                                                             ----        ----        ----
                                                                                        (000's)
Maximum aggregate principal amount of short-term borrowings
   outstanding at any month-end                                            $130,000    $50,000     $30,000
Average aggregate short-term borrowings outstanding during the year*       $115,753    $41,441     $15,380
Weighted average interest rate*                                                6.1%       5.9%        5.7%
Principal amounts outstanding at year-end                                   $80,000    $30,000         $0
Annualized interest rate on principal amounts outstanding at year-end          5.7%       6.2%         N/A

        *Average short-term borrowings represent the sum of daily borrowings outstanding, weighted for the number of days outstanding and divided by the number of days in the period. The weighted average interest rate is determined by dividing interest expense by the amount of average borrowings. Commitment fees of approximately $381,000, $114,000 and $130,000 paid during 1998, 1997 and 1996, respectively, are excluded from the calculation of the weighted average interest rate.


                         THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(F) INCOME TAXES
                                                         1998               1997               1996
                                                         ----               ----               ----
Income tax expense consists of:                                            (000's)

Income tax provisions:
  Current
             Federal                                      $36,774            $23,940            $35,398
             State                                         10,685              7,673             11,398
                                                      ------------       ------------       ------------
                Total current                              47,459             31,613             46,796
                                                      ------------       ------------       ------------
  Deferred
             Federal                                        1,412              7,008                616
             State                                           (356)               978             (2,892)
                                                      ------------       ------------       ------------
                Total deferred                              1,056              7,986             (2,276)
                                                      ------------       ------------       ------------

  Investment tax credits                                     (762)              (762)              (762)
                                                      ------------       ------------       ------------

     Total income tax expense                             $47,753            $38,837            $43,758
                                                      ============       ============       ============

Income tax components charged as follows:
  Operating expenses                                      $53,619            $41,333            $53,090
  Other income and deductions - net                        (5,866)            (2,496)            (9,332)
                                                      ------------       ------------       ------------

     Total income tax expense                             $47,753            $38,837            $43,758
                                                      ============       ============       ============

The following table details the components
 of the deferred income taxes:
    Tax depreciation on unrecoverable plant investment     $6,291             $8,089             $5,745
    Fossil plants decommissioning reserve                    (329)            (7,286)                 -
    Conservation & load management                         (8,026)            (5,768)              (367)
    Accelerated depreciation                                5,449              5,681              5,617
    Pension benefits                                        3,463              4,911             (9,066)
    Seabrook sale/leaseback transaction                       304              2,664               (598)
    Deferred fossil fuel costs                                  -               (686)               755
    Cancelled nuclear project                                (467)              (467)            (4,729)
    Unit overhaul and replacement power costs              (1,157)               212             (1,491)
    Other - net                                            (4,472)               636              1,858
                                                      ------------       ------------       ------------

Deferred income taxes - net                                $1,056             $7,986            ($2,276)
                                                      ============       ============       ============

                         THE UNITED ILLUMINATING COMPANY

     Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes. The reasons for the differences are as follows:

                                                      1998                    1997                     1996
                                                      ----                    ----                     ----
                                               PRE-TAX        TAX      PRE-TAX        TAX      PRE-TAX      TAX
                                               -------        ---      -------        ---      -------      ---
                                                                              (000's)
Computed tax at federal statutory rate                      $31,480                 $29,619               $28,999
Increases (reductions) resulting from:
  Deferred return-Seabrook Unit 1               12,586        4,405     12,586        4,405     12,586      4,405
  ITC taken into income                           (762)        (762)      (762)        (762)      (762)      (762)
  Allowance for equity funds used during
    construction                                   (13)          (5)      (336)        (118)      (940)      (329)
  Fossil plant decommissioning reserve            (723)        (253)   (15,591)      (5,457)        -         -
  Book depreciation in excess of
    non-normalized tax depreciation             22,789        7,976     23,926        8,374     22,703      7,946
  State income taxes, net of federal
    income tax benefits                         10,329        6,714      8,651        5,622      8,506      5,529
  Other items - net                             (5,149)      (1,802)    (8,134)      (2,846)    (5,797)    (2,030)
                                                            -------                 -------                -------

       Total income tax expense                             $47,753                 $38,837                $43,758
                                                            =======                 =======                =======

Book income before income taxes                             $89,943                 $84,628                $82,854
                                                            =======                 =======                =======

Effective income tax rates                                    53.1%                   45.9%                  52.8%
                                                              =====                   =====                  =====

     At December 31, 1998 the Company had deferred tax liabilities for taxable temporary differences of $430 million and deferred tax assets for deductible temporary differences of $109 million, resulting in a net deferred tax liability of $321 million. Significant components of deferred tax liabilities and assets were as follows: tax liabilities on book/tax plant basis differences and on the cumulative amount of income taxes on temporary differences previously flowed through to ratepayers, $282 million; tax liabilities on normalization of book/tax depreciation timing differences, $127 million and tax assets on the disallowance of plant costs, $41 million.

     The Company has reflected on its Consolidated Balance Sheet as of December 31, 1997 an additional amount of deferred tax liabilities associated with plant book/tax basis differences. An offsetting regulatory asset, representing the future amounts to be collected from customers for the recovery of the tax expense associated with these additional tax liabilities, has also been reflected.

                         THE UNITED ILLUMINATING COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(G)  SUPPLEMENTARY INFORMATION

                                                                       1998             1997            1996
                                                                       -----            -----           ----
                                                                                      (000's)
OPERATING REVENUES
------------------
      Retail                                                            $631,607        $623,571        $649,876
      Wholesale - capacity                                                11,524           9,747           7,686
                - energy                                                  33,424          73,124          65,158
      Other                                                                9,636           3,825           3,300
                                                                    -------------    ------------    ------------
           Total Operating Revenues                                     $686,191        $710,267        $726,020
                                                                    =============    ============    ============

SALES BY CLASS(MWH'S) - UNAUDITED
---------------------------------
    Retail
      Residential                                                      1,924,724       1,903,096       1,891,988
      Commercial                                                       2,324,507       2,253,488       2,258,501
      Industrial                                                       1,154,935       1,170,815       1,141,109
      Other                                                               48,166          48,717          48,291
                                                                    -------------    ------------    ------------
                                                                       5,452,332       5,376,116       5,339,889
    Wholesale                                                          1,551,109       2,700,393       2,260,423
                                                                    -------------    ------------    ------------
           Total Sales by Class                                        7,003,441       8,076,509       7,600,312
                                                                    =============    ============    ============

DEPRECIATION
------------
    Plant in service                                                     $67,143         $65,585         $63,618
    Accelerated conservation and load management                          13,086           6,636            -
    Nuclear decommissioning                                                2,580           2,397           2,303
                                                                    -------------    ------------    ------------
                                                                         $82,809         $74,618         $65,921
                                                                    =============    ============    ============
OTHER TAXES
-----------
    Charged to:
      Operating:
         State gross earnings                                            $24,039         $23,618         $26,757
         Local real estate and personal property (1)                      35,088          22,974          24,854
         Payroll taxes                                                     5,547           5,948           5,528
                                                                    -------------    ------------    ------------
                                                                          64,674          52,540          57,139
      Nonoperating and other accounts                                        510             459             628
                                                                    -------------    ------------    ------------
         Total Other Taxes                                               $65,184         $52,999         $57,767
                                                                    =============    ============    ============
      (1) 1998 includes $14,025 charge for property tax settlement.

OTHER INCOME AND (DEDUCTIONS) - NET
-----------------------------------
      Interest income                                                     $3,181          $2,317          $1,505
      Equity earnings from Connecticut Yankee                                854           1,343           1,225
      Loss from subsidiary companies (2)                                  (6,648)           (814)         (8,422)
      Miscellaneous other income and (deductions) - net                   (1,190)          1,340          (1,474)
                                                                    -------------    ------------    ------------
           Total Other Income and (Deductions) - net                     ($3,803)         $4,186         ($7,166)
                                                                    =============    ============    ============
      (2) Includes before-tax  non-recurring  charges in 1998
          and 1996 of $4,900 and $4,471, respectively.

OTHER INTEREST CHARGES
----------------------
      Notes Payable                                                       $5,050          $2,462            $882
      Other                                                                1,457             818           1,210
                                                                    -------------    ------------    ------------
           Total Other Interest Charges                                   $6,507          $3,280          $2,092
                                                                    =============    ============    ============

                         THE UNITED ILLUMINATING COMPANY

(H)  PENSION AND OTHER BENEFITS

     The Company's qualified pension plan, which is based on the highest three years of pay, covers substantially all of its employees, and its entire cost is borne by the Company. The Company also has a non-qualified supplemental plan for certain executives and a non-qualified retiree only plan for certain early retirement benefits. The net pension costs for these plans for 1998, 1997 and 1996 were $(5,138,000), ($4,626,000) and $18,403,000, respectively.

     The Company's funding policy for the qualified plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code. These amounts are determined each year as a result of an actuarial valuation of the plan In 1996, the Company contributed $2.8 million for 1995 funding requirements. In 1997, the Company contributed $2.7 million for 1996 funding requirements and $2.5 million for 1997 funding requirements. In 1998, the Company contributed $2.6 million for 1998 funding requirements. During 1996, the Company established a supplemental retirement benefit trust and through this trust purchased life insurance policies on the officers of the Company to fund the future liability under the supplemental plan. The cash surrender value of these policies is shown as an investment on the Company's Consolidated Balance Sheet.

                                                             1998        1997
                                                             ----        ----
                                                                  (000's)
The components of net pension costs were as follows:
    Service cost of benefits earned during the period       $4,389     $ 3,791
    Interest cost on projected benefit obligation           17,828      17,565
    Expected return on plan assets                         (25,934)    (22,293)
    Amortization of:
       Prior service cost                                      406         406
       Transition obligation (asset)                        (1,095)     (1,065)
       Actuarial (gain) loss                                (1,132)       (498)
    Settlements (curtailments)                                 400      (2,724)
    Other amortization and deferrals-net                        -          192
                                                             -----       -----
    Net pension cost                                       $(5,138)    $(4,626)
                                                            ======      ======

Assumptions used to determine pension costs were:
    Discount rate                                            7.25%       7.75%
    Average wage increase                                    4.50%       4.50%
    Return on plan assets                                   11.00%      11.00%

                         THE UNITED ILLUMINATING COMPANY


                                                                         1998             1997
                                                                         ----             ----
                                                                                 (000's)
The pension benefit obligations and plan assets as of December 31:

    Change in Projected Pension Benefit Obligation:
      Pension Benefit Obligation - January 1                           $259,545          $232,783
         Service cost                                                     4,389             3,791
         Interest cost                                                   17,828            17,565
         Curtailments/settlements                                            -             (3,193)
         Actuarial (gain) loss                                           14,064            21,656
         Benefits paid                                                  (15,080)          (13,057)
                                                                       --------          --------
     Pension Benefit Obligation - December 31                          $280,746          $259,545
                                                                        =======           =======

    Change in Plan Assets:
      Fair Value of Plan Assets - January 1                            $243,739          $208,863
        Actual return on plan assets                                     38,224            43,225
        Employer contributions                                            2,914             5,429
        Benefits paid (including expenses)                              (16,193)          (13,778)
                                                                       --------          --------
      Fair Value of Plan Assets - December 31                          $268,684          $243,739
                                                                        =======           =======

    Funded Status:
      Projected benefits greater than plan assets                       $12,062           $15,806
      Unrecognized prior service cost                                    (3,878)           (4,285)
      Unrecognized net gain (loss) from past experience                  15,639            19,259
      Unrecognized transition asset                                       7,274             8,369
                                                                         ------            ------

      Accrued pension liability                                         $31,097           $39,149
                                                                         ======            ======

Assumptions used in estimating benefit obligations at December 31:
    Discount rate                                                         6.75%             7.25%
    Average wage increase                                                 4.50%             4.50%


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

     For funding purposes, the Company established a Voluntary Employees' Benefit Association Trust (VEBA) to fund OPEB for union employees. Approximately 44% of the Company's employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes. The Company established a 401(h) account in connection with the qualified pension plan to fund OPEB for non-union employees who retire on or after January 1, 1994. The funding policy assumes contributions to these trust funds to be the total OPEB expense calculated under SFAS No. 106, adjusted to reflect a share of amounts expensed as a result of voluntary early retirement programs minus pay-as-you-go benefit payments for pre-January 1, 1994 non-union retirees, allocated in a manner that minimizes current income tax liability, without exceeding maximum tax deductible limits. In accordance with this policy, the Company contributed approximately $0, $0 and $3.8 million to the union VEBA in 1998, 1997 and 1996, respectively. The Company contributed $0.9 million, $1.7 million and $0.9 million to the 401(h) account in 1998, 1997 and 1996,

                         THE UNITED ILLUMINATING COMPANY
respectively. Plan assets for both the union VEBA and 401(h) account consist primarily of equity and fixed-income securities.

     The components of the net cost of OPEB were as follows:

                                                        1998              1997
                                                        ----              ----
                                                                (000's)
         Service cost                                  $1,078            $ 925
         Interest cost                                  2,576            2,434
         Expected return on plan assets                (2,249)          (1,787)
         Amortization of:
            Prior service cost                            (71)             (86)
            Transition obligation (asset)               1,169            1,906
            Actuarial (gain) loss                        (361)            (648)
         Settlements (curtailments)                        -              (186)
         Other amortization and deferrals-net              -               492
                                                          ---             ----
         Net Cost of Postretirement Benefit            $2,142           $3,050
                                                        =====            =====

     Assumptions used to determine OPEB costs were:

                    Discount rate                       7.25%            7.75%
                    Health Care Cost Trend Rate         5.50%            5.50%
                    Return on plan assets              11.00%           11.00%

A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                                1% Increase         1% Decrease
                                                -----------         -----------
                                                             (000's)
Aggregate service and interest cost components       $463               $(372)

Accumulated postretirement benefit obligation      $4,246             $(3,498)

                         THE UNITED ILLUMINATING COMPANY



                                                                                    1998         1997
                                                                                    ----         ----
                                                                                         (000's)
The postretirement benefit obligations and plan assets as of December 31:

    Change in Projected Postretirement Benefit Obligation:
      Postretirement Benefit Obligation - January 1                                $35,112      $36,220
         Service cost                                                                1,078          925
         Interest cost                                                               2,576        2,434
         Amendments                                                                     -          (409)
         Curtailments/settlements                                                       -           204
         Actuarial (gain) loss                                                       4,002       (1,923)
         Benefits paid                                                              (2,539)      (2,339)
                                                                                   -------      -------
     Postretirement Benefit Obligation - December 31                               $40,229      $35,112
                                                                                    ======       ======

    Change in Plan Assets:
      Fair Value of Plan Assets - January 1                                        $21,168      $16,720
        Actual return on plan assets                                                 2,491        3,836
        Employer contributions                                                         910        1,737
        Benefits paid (including expenses)                                          (1,366)      (1,125)
                                                                                   -------      -------
      Fair Value of Plan Assets - December 31                                      $23,203      $21,168
                                                                                    ======       ======

    Funded Status:
      Projected benefits greater than plan assets                                  $17,026      $13,944
      Unrecognized prior service cost                                                  946        1,017
      Unrecognized net gain (loss) from past experience                              1,241        5,363
      Unrecognized transition asset                                                (16,368)     (17,537)
                                                                                   -------     ---------

      Accrued Postretirement liability                                             $ 2,845      $ 2,787
                                                                                    ======       ======

Assumptions used in estimating benefit obligations at December 31:
    Discount rate                                                                    6.75%        7.25%
    Average wage increase                                                            4.50%        4.50%

     The Company has an Employee Savings Plan (401(k) Plan) in which substantially all employees are eligible to participate. The 401(k) Plan enables employees to defer receipt of up to 15% of their compensation and to invest such funds in a number of investment alternatives. The Company makes matching contributions in the form of Company common stock for each employee. During the first five months of 1996, the matching contributions were made into the 401(k) Plan. Beginning in June 1996, the matching contributions were made into the Employee Stock Ownership Plan (ESOP). The Company's matching contribution to the 401(k) Plan during the first five months of 1996 was $0.8 million. In June 1996, all shares of the Company's common stock in the 401(k) Plan were transferred to the ESOP.

     The Company has an ESOP for substantially all its employees. In June 1996, the Company began making matching contributions to the ESOP based on each employee's salary deferrals in the 401(k) Plan. The matching contribution currently equals fifty cents for each dollar of the employee's compensation deferred, but is not more than three and three-eighths percent of the employee's annual salary. The Company's matching contributions to the ESOP during 1998, 1997 and the period June 1996 - December 1996 were $1.7 million, $1.7 million and $0.8 million, respectively.

                         THE UNITED ILLUMINATING COMPANY

     The Company pays dividends on the shares of stock in the ESOP to the participant and the Company receives a tax deduction on the dividends paid. The Company also makes contributions to the ESOP equal to 25% of the dividends paid to each participant. The Company's annual contributions during 1998, 1997 and 1996 were $270,000, $417,000 and $324,000, respectively.

(I)  JOINTLY OWNED PLANT

     At December 31, 1998, the Company had the following interests in jointly owned plants:

                                    OWNERSHIP/
                                    LEASEHOLD      PLANT IN        ACCUMULATED
                                      SHARE        SERVICE         DEPRECIATION
                                    ----------     --------        ------------
                                                           (Millions)
   Seabrook Unit 1                    17.5 %         $648             $146
   Millstone Unit 3                    3.685          135               63
   New Haven Harbor Station           93.7            143               78

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

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

     The Company has a Fossil Fuel Supply Agreement with a financial institution providing for the financing of up to $37.5 million of fossil fuel purchases. Under this agreement, the financing entity may acquire and/or store natural gas, coal and fuel oil for sale to the Company, and the Company may purchase these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to March 2000. At December 31, 1998, no fossil fuel purchases were being financed under this agreement.

     The Company also has lease arrangements for data processing equipment, office equipment, vehicles and office space, including the lease of a distribution service facility, which is recognized as a capital lease. The gross amount of assets recorded under capital leases and the related obligations of those leases as of December 31, 1998 are recorded on the balance sheet.

                         THE UNITED ILLUMINATING COMPANY

     Future minimum lease payments under capital leases, excluding the Seabrook sale/leaseback transaction, which is being treated as a long-term financing, are estimated to be as follows:

                                                              (000's)

             1999                                             $ 1,696
             2000                                               1,696
             2001                                               1,696
             2002                                               1,696
             2003                                               1,696
             After 2003                                        16,000
                                                              --------
       Total minimum capital lease payments                    24,480
           Less:  Amount representing interest                  7,626
                                                              --------
       Present value of minimum capital lease payments        $16,854
                                                              ========

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

     Operating  leases,   which  are  charged  to  operating  expense,   consist
principally of a large number of small, relatively short-term, renewable agreements for a wide variety of equipment. In addition, the Company has an operating lease for its corporate headquarters. Future minimum lease payments under this lease are estimated to be as follows:

                                                                  (000's)

                             1999                               $  6,426
                             2000                                  6,524
                             2001                                  6,837
                             2002                                  8,168
                             2003                                  9,125
                             2004-2012                            91,209
                                                                 --------
                                   Total                        $128,289

     Rental payments charged to operating expenses in 1998, 1997 and 1996, including rental payments for its corporate headquarters, were $11.7 million, $12.2 million and $12.8 million, respectively.

(L)  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM

     The Company's continuing capital expenditure program is presently estimated at $130.8 million, excluding AFUDC, for 1999 through 2003.

NUCLEAR INSURANCE CONTINGENCIES

     The Price-Anderson Act, currently extended through August 1, 2002, limits public liability resulting from a single incident at a nuclear power plant. The first $200 million of liability coverage is provided by purchasing the maximum amount of commercially available insurance. Additional liability coverage will be provided by an assessment of up to $83.9 million per incident, levied on each of the nuclear units licensed to operate in the United States, subject to a

                         THE UNITED ILLUMINATING COMPANY
maximum assessment of $10 million per incident per nuclear unit in any year. In addition, if the sum of all public liability claims and legal costs resulting from any nuclear incident exceeds the maximum amount of financial protection, each reactor operator can be assessed an additional 5% of $83.9 million, or $4.2 million. The maximum assessment is adjusted at least every five years to reflect the impact of inflation. With respect to each of the three nuclear generating units in which the Company has an interest, the Company will be obligated to pay its ownership and/or leasehold share of any statutory assessment resulting from a nuclear incident at any nuclear generating unit. Based on its interests in these nuclear generating units, the Company estimates its maximum liability would be $17.8 million per incident. However, any assessment would be limited to $2.1 million per incident per year.

     The NRC requires each nuclear generating unit to obtain property insurance coverage in a minimum amount of $1.06 billion and to establish a system of prioritized use of the insurance proceeds in the event of a nuclear incident. The system requires that the first $1.06 billion of insurance proceeds be used to stabilize the nuclear reactor to prevent any significant risk to public health and safety and then for decontamination and cleanup operations. Only following completion of these tasks would the balance, if any, of the segregated insurance proceeds become available to the unit's owners. For each of the three nuclear generating units in which the Company has an interest, the Company is required to pay its ownership and/or leasehold share of the cost of purchasing such insurance. Although each of these units has purchased $2.75 billion of property insurance coverage, representing the limits of coverage currently available from conventional nuclear insurance pools, the cost of a nuclear incident could exceed available insurance proceeds. Under those circumstances, the nuclear insurance pools that provide this coverage may levy assessments against the insured owner companies if pool losses exceed the accumulated funds available to the pool. The maximum potential assessments against the Company with respect to losses occurring during current policy years are approximately $3.1 million.

OTHER COMMITMENTS AND CONTINGENCIES

                               CONNECTICUT YANKEE

     On December 4, 1996, the Board of Directors of the Connecticut Yankee Atomic Power Company (Connecticut Yankee) voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. The Company has a 9.5% stock ownership share in Connecticut Yankee. The power purchase contract under which the Company has purchased its 9.5% entitlement to the Connecticut Yankee Unit's power output permits Connecticut Yankee to recover 9.5% of all of its costs from UI. In December of 1996, Connecticut Yankee filed decommissioning cost estimates and amendments to the power contracts with its owners with the Federal Energy Regulatory Commission
(FERC). Based on regulatory precedent, this filing seeks confirmation that Connecticut Yankee will continue to collect from its owners its decommissioning costs, the unrecovered investment in the Connecticut Yankee Unit and other costs associated with the permanent shutdown of the Connecticut Yankee Unit. On August 31, 1998, a FERC Administrative Law Judge (ALJ) released an initial decision regarding Connecticut Yankee's December 1996 filing. The initial decision contains provisions that would allow Connecticut Yankee to recover, through the power contracts with its owners, the balance of its net unamortized investment in the Connecticut Yankee Unit, but would disallow recovery of a portion of the return on Connecticut Yankee's investment in the unit. The ALJ's decision also states that decommissioning cost collections by Connecticut Yankee, through the power contracts, should continue to be based on a previously-approved estimate until a new, more reliable estimate has been prepared and tested. During October of 1998, Connecticut Yankee and its owners filed briefs setting forth exceptions to the ALJ's initial decision. If this initial decision is upheld by the FERC, Connecticut Yankee could be required to write off a portion of the regulatory asset on its Balance Sheet associated with the retirement of the Connecticut Yankee Unit. In this event, however, the Company would not be required to record any write-off on account of its 9.5% ownership share in Connecticut Yankee, because the Company has recorded its regulatory asset associated with the retirement of the Connecticut Yankee Unit net of any return on investment. The Company cannot predict, at this time, the outcome

                         THE UNITED ILLUMINATING COMPANY
of  the  FERC  proceeding.   However,  the  Company  will  continue  to  support
Connecticut Yankee's efforts to contest the ALJ's initial decision.

     The Company's estimate of its remaining share of Connecticut Yankee costs, including decommissioning, less return of investment (approximately $9.9 million) and return on investment (approximately $4.7 million) at December 31, 1998, is approximately $32.7 million. This estimate, which is subject to ongoing review and revision, has been recorded by the Company as an obligation and a regulatory asset on the Consolidated Balance Sheet.

                                  HYDRO-QUEBEC

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which the Company has a 5.45% participating share, has a 690 megawatt equivalent capacity value; and Phase II, in which the Company has a 5.45% participating share, increased the equivalent capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. A ten-year Firm Energy Contract, which provides for the sale of 7 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, became effective on July 1, 1991. Additionally, the Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of December 31, 1998, the Company's guarantee liability for this debt was approximately $6.8 million.

                                 PROPERTY TAXES

     The City of New Haven (the City) and the Company have been involved in a dispute over the amount of personal property taxes owed to the City for tax years beginning with 1991-1992. On May 8, 1998, the City and the Company reached a comprehensive settlement of all of the Company's contested personal property tax assessments and tax bills for the tax years 1991-1992 through 1997-1998 and the Company's personal property tax assessments for the tax year 1998-1999 and subsequent years. Under the terms of this settlement, the Company agreed to pay the City $14.025 million, subject to Connecticut Superior Court approval of the settlement and conditioned on the Company receiving authorization from the DPUC to recover the settlement amount from its retail customers. The DPUC denied the Company's initial application for such authorization and the City agreed to extend to December 31, 1998 the time period for satisfying this condition of the settlement in return for a payment by the Company of $6 million. The Company filed a second application with the DPUC on July 9, 1998, and on December 8, 1998 a Joint Stipulation among the Company, the Office of Consumer Counsel and the Connecticut Attorney General relative to the recovery of the settlement amount was filed with the DPUC. On December 30, 1998, the DPUC issued a draft decision rejecting this Joint Stipulation. The Company filed written exceptions to this draft decision and requested oral argument on the draft decision; and the City agreed to extend to March 1, 1999 the time period for obtaining a favorable DPUC authorization, in return for payment by the Company of an additional $6 million. On February 10, 1999, the DPUC issued a final decision rejecting the Joint Stipulation. The Company subsequently waived the condition to the settlement with the City that the DPUC authorize recovery of the settlement amount from the Company's retail customers and, on March 5, 1999, the settlement was approved by the Superior Court. The Company will pay the remaining $2.025 million of the settlement amount to the City promptly. Based on the DPUC's final decision, the Company has expensed the $14.025 million settlement amount in 1998.

                             ENVIRONMENTAL CONCERNS

     In complying with existing environmental statutes and regulations and further developments in areas of environmental concern, including legislation and studies in the fields of water and air quality (particularly "air toxics" and "global warming"), hazardous waste handling and disposal, toxic substances, and electric and magnetic fields, the Company may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment

                         THE UNITED ILLUMINATING COMPANY
and recording devices, and it may incur additional operating expenses. Litigation expenditures may also increase as a result of scientific investigations, and speculation and debate, concerning the possibility of harmful health effects of electric and magnetic fields. The total amount of these expenditures is not now determinable.

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

     The Company has estimated that the total cost of decontaminating and demolishing its Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $8.3 million had been incurred as of December 31, 1998, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 DPUC retail rate decision, beginning January 1, 1993, the Company has been recovering through retail rates $1.075 million of the remediation costs per year. The remediation costs, property value and recovery from customers will be subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

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

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

     Costs associated with nuclear plant operations include amounts for disposal of nuclear wastes, including spent fuel, and for the ultimate decommissioning of the plants. Under the Nuclear Waste Policy Act of 1982, the federal Department of Energy (DOE) is required to design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel. The Act requires the DOE to provide for the disposal of spent nuclear fuel and high level radioactive waste from commercial nuclear plants through contracts with the owners and generators of such waste; and the DOE has established disposal fees that are being paid to the federal government by electric utilities owning or operating nuclear generating units. In return for payment of the prescribed fees, the federal government was required to take title to and dispose of the utilities' high level wastes and spent nuclear fuel beginning no later than January 1998. However, the DOE has announced that its first high level waste repository will not be in operation earlier than 2010 and possibly not earlier than 2013, notwithstanding the DOE's statutory and contractual responsibility to begin disposal of high-level radioactive waste and spent fuel beginning not later than January 31, 1998.

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

                         THE UNITED ILLUMINATING COMPANY

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

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $497 million (in 1999 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be approximately $87 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during 1998 was $2.1 million. UI's share of the fund at December 31, 1998 was approximately $16.5 million.

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The current decommissioning cost estimate for Millstone Unit 3 is $560 million (in 1999 dollars), of which the Company's share would be approximately $21 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to a

                         THE UNITED ILLUMINATING COMPANY
decommissioning trust fund managed by Northeast Utilities (NU). UI's share of the Millstone Unit 3 decommissioning payments made during 1998 was $487,000. UI's share of the fund at December 31, 1998 was approximately $6.5 million. The current decommissioning cost estimate for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit commencing in 1997, is $476 million, of which UI's share would be $45 million. Through December 31, 1998, $85 million has been expended for decommissioning. The projected remaining decommissioning cost is $391 million, of which UI's share would be $37 million. The decommissioning trust fund for the Connecticut Yankee Unit is also managed by NU. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $2.4 million were funded by UI during 1998, and UI's share of the fund at December 31, 1998 was $25 million.

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

                         THE UNITED ILLUMINATING COMPANY

(N)  FAIR VALUE OF FINANCIAL INSTRUMENTS (1)

     The estimated fair values of the Company's financial instruments are as follows:

                                            1998                     1997
                                            ----                     ----
                                    Carrying     Fair         Carrying    Fair
                                     Amount      Value         Amount     Value
                                    --------     -----        --------    -----
                                          (000's)                   (000's)
Cash and temporary cash investments $101,445   $101,445       $32,002    $32,002

Long-term debt (2)(3)(4)            $606,342   $611,524      $620,457   $624,192

(1) Equity investments were not valued because they were not considered to be material.

(2)  Excludes the obligation under the Seabrook Unit 1 sale/leaseback agreement.

(3) The fair market value of the Company's long-term debt is estimated by brokers based on market conditions at December 31, 1998 and 1997, respectively.

(4)  See Note (B), Capitalization - Long-Term Debt.

                         THE UNITED ILLUMINATING COMPANY

(O)  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Selected quarterly financial data for 1998 and 1997 are set forth below:

                        OPERATING          OPERATING              NET              EARNINGS PER SHARE OF
QUARTER                 REVENUES            INCOME               INCOME              COMMON STOCK(1)
-------                 ---------          ---------             ------            ---------------------
                          (000's)            (000's)              (000's)          Basic         Diluted
                                                                                   -----         -------
1998

     First              $162,474             $22,677              $8,962             $.64           $.64
     Second (2)          159,792              21,174               5,497              .39            .39
     Third               198,601              37,462              26,236             1.87           1.87
     Fourth (3)          165,324              15,013               1,495              .10            .10

1997

     First              $180,325             $22,150              $7,710            $ .54           $.54
     Second (4)(5)       163,774              22,692               8,542              .61            .61
     Third               196,563              38,351              23,402             1.68           1.68
     Fourth              169,605              21,380               6,137              .44            .44

                                                   ------------------

(1)  Based on weighted average number of shares outstanding each quarter.

(2) Net income and earnings per share for the second quarter of 1998 included an after-tax charge of $2.9 million, for losses associated with the Company's unregulated subsidiaries.

(3) Operating income, net income and earnings per share for the fourth quarter of 1998 included an after-tax charge of $8.3 million, associated with a property tax settlement. See Note (L), "Commitments and Contingencies - Property Taxes".

(4) Operating income, net income and earnings per share for the second quarter of 1997 included an after-tax credit of $6.7 million, or $.48 per share, to provide for the cumulative tax benefits associated with future fossil generation decommissioning.

(5) Operating income, net income and earnings per share for the second quarter of 1997 included an after-tax charge of $4.1 million, or $.30 per share, to record additional amortization of conservation and load management costs.

                   [Letterhead of PricewaterhouseCoopers LLP]



                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and the Shareholders of The United Illuminating Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of The United Illuminating Company and its subsidiaries (the "Company") at December 31, 1998, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP


February 12, 1999

                   [Letterhead of PricewaterhouseCoopers LLP]




                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE




To the Board of Directors
of The United Illuminating Company

Our audits of the consolidated financial statements referred to in our report dated February 12, 1999 appearing on page 88 of the 1998 Annual Report on Form 10-K also included an audit of the Financial Statement Schedule on page S-1 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP



February 12, 1999

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not Applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

     The information appearing under the captions "NOMINEES FOR ELECTION AS DIRECTORS" AND "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's definitive Proxy Statement, dated March 30, 1999 for the Annual Meeting of the Shareholders to be held on May 19, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission on or about March 30, 1999, is incorporated by reference in partial answer to this item. See also "EXECUTIVE OFFICERS OF THE COMPANY", following Part I, Item 4 herein.

Item 11.  Executive Compensation.

     The information appearing under the captions "EXECUTIVE COMPENSATION," "STOCK OPTION EXERCISES IN 1998 AND YEAR-END OPTION VALUES," "RETIREMENT PLANS," "BOARD OF DIRECTORS COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE REPORT ON EXECUTIVE COMPENSATION," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "DIRECTOR COMPENSATION" and "SHAREOWNER RETURN PRESENTATION" in the Company's definitive Proxy Statement, dated March 30, 1999, for the Annual Meeting of the Shareholders to be held on May 19, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission on or about March 30, 1999, is incorporated by reference in answer to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information appearing under the captions "PRINCIPAL SHAREOWNERS" and "STOCK OWNERSHIP OF DIRECTORS AND OFFICERS" in the Company's definitive Proxy Statement, dated March 30, 1999 for the Annual Meeting of the Shareholders to be held on May 19, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission on or about March 30, 1999, is incorporated by reference in answer to this item.

Item 13.  Certain Relationships and Related Transactions.

     Since January 1, 1998, there has been no transaction, relationship or indebtedness of the kinds described in Item 404 of Regulation S-K.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed as a part of this report:

      Financial Statements (see Item 8):

         Consolidated statement of income for the years ended December 31, 1998, 1997 and 1996

         Consolidated statement of cash flows for the years ended December 31, 1998, 1997 and 1996

         Consolidated balance sheet, December 31, 1998, 1997 and 1996

         Consolidated statement of retained earnings for the years ended December 31, 1998, 1997 and 1996

         Notes to consolidated financial statements

         Reports of independent accountants


      Financial Statement Schedule (see S-1)

         Schedule II - Valuation and qualifying accounts for the years ended December 31, 1998, 1997 and 1996.

Exhibits:

     Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, certain of the following listed exhibits, which are annexed as exhibits to previous statements and reports filed by the Company, are hereby incorporated by reference as exhibits to this report. Such statements and reports are identified by reference numbers as follows:

 (1  Filed with Annual  Report  (Form 10-K) for fiscal year ended  December  31,
     1995.
 (2) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 1995.

 (3) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 1996.

 (4) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 1997.

 (5) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 1998.

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

 (9) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 1995.

(10) Filed with Registration Statement No. 2-57275, effective October 19, 1976.

(11) Filed with Annual  Report  (Form 10-K) for fiscal year ended  December  31,
     1995.

(12) Filed with Annual  Report  (Form 10-K) for fiscal year ended  December  31,
     1996.

(13) Filed with Registration Statement No. 2-60849, effective July 24, 1978.

(14) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 1998.

(15) Filed with Annual  Report  (Form 10-K) for fiscal year ended  December  31,
     1991.

(16) Filed with Registration Statement No. 2-54876, effective November 19, 1975.

(17) Filed with Registration Statement No. 2-66518, effective February 25, 1980.

(18) Filed with Registration Statement No. 2-52657, effective February 6, 1975.

(19) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 1997.

(20) Filed with Annual  Report  (Form 10-K) for fiscal year ended  December  31,
     1997.

(21) Filed with Annual  Report  (Form 10-K) for fiscal year ended  December  31,
     1992.

(22) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 1997.

(23) Filed with Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 1994.

(24) Filed March 29, 1996, with proxy material for the Annual Meeting of the Shareowners.

     The exhibit number in the statement or report referenced is set forth in the parenthesis following the description of the exhibit. Those of the following exhibits not so identified are filed herewith.

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
--------      -------      ---------                 -----------

    (3)         3.1a         (1)      Copy of Restated  Certificate  of  Incorporation  of The United  Illuminating
                                       Company, dated January 23, 1995.   (Exhibit 3.1)
    (3)         3.1b         (2)      Copy of  Certificate  Amending  Certificate  of  Incorporation  By  Action of
                                       Board of Directors, dated August 4, 1995.   (Exhibit 3.1b)
    (3)         3.1c         (3)      Copy of  Certificate  Amending  Certificate  of  Incorporation  By  Action of
                                       Board of Directors, dated July 16, 1996.   (Exhibit 3.1c)
    (3)         3.1d         (4)      Copy of  Certificate  Amending  Certificate  of  Incorporation  By  Action of
                                       Board of Directors, dated December 11, 1996.   (Exhibit 3.1d)
    (3)         3.1e         (5)      Copy of  Certificate  Amending  Certificate  of  Incorporation  By  Action of
                                       Board of Directors and Shareholders, dated May 28, 1998.   (Exhibit 3.1d)
    (3)         3.2a         (5)      Copy of Bylaws of The United Illuminating Company.   (Exhibit 3.2)
    (3)         3.2b                  Copy  of  Article  III,  Section  2, of  Bylaws  of The  United  Illuminating
                                       Company,  as amended  December  14, 1998, amending Exhibit 3.2a.
    (4)         4.1          (6)      Copy of Indenture,  dated as of August 1, 1991, from The United  Illuminating
                                       Company to The Bank of New York, Trustee.   (Exhibit 4)
(4),(10)        4.2          (7)      Copy  of  Participation  Agreement,   dated  as  of  August  1,  1990,  among
                                       Financial  Leasing  Corporation,  Meridian  Trust  Company,  The Bank of New
                                       York and The United  Illuminating  Company.  (Exhibits  4(a)  through  4(h), inclusive, Amendment Nos. 1 and 2).
    (4)         4.3a         (8)      Copy of form of Amended and  Restated  Agreement  of Limited  Partnership  of
                                       United Capital Funding Partnership L.P.   (Exhibit 4(c))
    (4)         4.3b         (9)      Copy of Action of The United  Illuminating  Company,  as  General  Partner of
                                       United Capital Funding  Partnership  L.P.,  relating to the 9 5/8% Preferred
                                       Capital  Securities,  Series A,  of United Capital Funding  Partnership L.P.
                                       (Exhibit 4(b))
    (4)         4.3c         (8)      Copy of form of  Indenture,  dated  as of  April 1,  1995,  from  The  United
                                       Illuminating Company to The Bank of New York, as Trustee.   (Exhibit 4(e))
    (4)         4.3d         (9)      Copy of First  Supplemental  Indenture,  dated as of April 1,  1995,  between
                                       The  United  Illuminating  Company  and  The  Bank  of  New  York,  Trustee,
                                       supplementing Exhibit 4.3c.   (Exhibit 4(d))
    (4)         4.3e         (8)      Copy of form of Payment and  Guarantee  Agreement of The United  Illuminating
                                       Company, dated as of April 1, 1995.   (Exhibit 4(j))
   (10)        10.1         (10)      Copy of Stockholder  Agreement,  dated as of July 1, 1964,  among the various stockholders  of  Connecticut  Yankee  Atomic Power  Company,  including The
                                       United Illuminating Company.   (Exhibit 5.1-1)
   (10)        10.2a        (10)      Copy  of  Power  Contract,  dated  as of July 1,  1964,  between  Connecticut
                                       Yankee   Atomic  Power   Company  and  The  United   Illuminating   Company.
                                       (Exhibit 5.1-2)
   (10)        10.2b        (11)      Copy of  Additional  Power  Contract,  dated as of April  30,  1984,  between
                                       Connecticut  Yankee  Atomic  Power  Company  and  The  United   Illuminating
                                       Company.
   (10)        10.2c        (12)      Copy of  1987  Supplementary  Power  Contract,  dated  as of  April 1,  1987,
                                       supplementing Exhibits 10.2a and 10.2b.   (Exhibit 10.2c)
   (10)        10.2d        (12)      Copy of 1996 Amendatory  Agreement,  dated as of December 4,  1996,  amending
                                       Exhibits 10.2b and 10.2c.   (Exhibit 10.2d)

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
--------      -------      ---------                 -----------

   (10)        10.2e        (12)      Copy  of  First  Supplement  to  1996  Amendatory  Agreement,   dated  as  of
                                       February 10, 1997, supplementing Exhibit 10.2d.   (Exhibit 10.2e)
   (10)        10.3         (10)      Copy of Capital  Funds  Agreement,  dated as of  September  1, 1964,  between
                                       Connecticut  Yankee  Atomic  Power  Company  and  The  United   Illuminating
                                       Company.   (Exhibit 5.1-3)
   (10)        10.4         (13)      Copy of Capital  Contributions  Agreement,  dated  October 16, 1967,  between
                                       The  United  Illuminating   Company  and  Connecticut  Yankee  Atomic  Power
                                       Company.   (Exhibit 5.1-5)
   (10)        10.5         (14)      Copy  of  Restated  New  England   Power  Pool   Agreement,   as  amended  to
                                       December 1, 1996.   (Exhibit 10.6g)
   (10)        10.6a        (15)      Copy of Agreement  for Joint  Ownership,  Construction  and  Operation of New
                                       Hampshire  Nuclear  Units,  dated May 1, 1973,  as amended  to  February  1,
                                       1990.  (Exhibit 10.7a)
   (10)        10.6b        (16)      Copy of Transmission  Support  Agreement,  dated as of May 1, 1973, among the
                                       Seabrook Companies.   (Exhibit 5.9-2)
   (10)        10.6c        (12)      Copy  of   Twenty-third   Amendment   to  Agreement   for  Joint   Ownership,
                                       Construction  and  Operation of New  Hampshire  Nuclear  Units,  dated as of
                                       November 1, 1990, amending Exhibit 10.6a.   (Exhibit 10.7c)
   (10)        10.7a        (17)      Copy of  Sharing  Agreement  - 1979  Connecticut  Nuclear  Unit,  dated as of
                                       September  1,  1973,  among The  Connecticut  Light and Power  Company,  The
                                       Hartford  Electric Light Company,  Western  Massachusetts  Electric Company,
                                       New England Power Company, The United Illuminating  Company,  Public Service
                                       Company of New Hampshire,  Central Vermont Public Service  Company,  Montaup
                                       Electric  Company and Fitchburg Gas and Electric Light Company,  relating to
                                       a nuclear fueled generating unit in Connecticut.   (Exhibit 5.8-1)
   (10)        10.7b        (18)      Copy of  Amendment  to Sharing  Agreement - 1979  Connecticut  Nuclear  Unit,
                                       dated as of August 1, 1974, amending Exhibit 10.7a.   (Exhibit 5.9-2)
   (10)        10.7c        (10)      Copy of  Amendment  to Sharing  Agreement - 1979  Connecticut  Nuclear  Unit,
                                       dated as of December 15,  1975,  amending  Exhibit  10.7a.  (Exhibit  5.8-4,
                                       Post-effective Amendment No. 2)
   (10)        10.8a        (13)      Copy of  Transmission  Line  Agreement,  dated January 13, 1966,  between the
                                       Trustees of the Property of The New York,  New Haven and  Hartford  Railroad
                                       Company and The United Illuminating Company.   (Exhibit 5.4)
   (10)        10.8b        (15)      Notice,   dated  April  24,  1978,  of  The  United  Illuminating   Company's
                                       intention to extend term of  Transmission  Line Agreement  dated January 13,
                                       1966, Exhibit 10.8a.   (Exhibit 10.9b)
   (10)        10.8c        (15)      Copy  of  Letter  Agreement,   dated  March  28,  1985,  between  The  United
                                       Illuminating   Company  and   National   Railroad   Passenger   Corporation,
                                       supplementing and modifying Exhibit 10.8a.   (Exhibit 10.9c)
   (10)        10.8d        (19)      Copy of Notice,  dated April 22,  1997, of The United Illuminating  Company's intention to extend term of Transmission  Line Agreement,  Exhibit 10.9a, as
                                       supplemented and modified by Exhibit 10.8c.   (Exhibit 10.9d)
   (10)        10.9a        (20)      Copy of  Agreement,  effective May  16,   1997,   between   The   United
                                       Illuminating  Company  and  Local  470-1,  Utility Workers Union of America,
                                       AFL-CIO. (Exhibit 10.10)
   (10)        10.9b                  Copy of Memorandum of Agreement,  dated January 27, 1999,  between The United
                                       Illuminating  Company and Local  470-1,  Utility  Workers  Union of America,
                                       AFL-CIO.

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
--------      -------      ---------                 -----------

   (10)        10.10        (21)      Copy of Coal Sales  Agreement,  dated as of August 1, 1992,  between Pittston
                                       Coal  Sales  Corp.  and  The  United  Illuminating  Company.   (Confidential
                                       treatment requested)   (Exhibit 10.13)
   (10)        10.11        (12)      Copy of Fossil Fuel Supply  Agreement  between BLC Corporation and The United
                                       Illuminating Company, dated as of July 1, 1991.   (Exhibit 10.13)
   (10)        10.12a*      (22)      Copy of Amended and Restated Employment  Agreement,  effective as of March 1,
                                       1997,  between  The  United  Illuminating   Company  and   Robert L. Fiscus.
                                       (Exhibit 10.23)
   (10)        10.12b*      (14)      Copy  of  First  Amendment  to  Amended  and  Restated  Employment  Agreement
                                       between The United  Illuminating  Company and Robert L. Fiscus,  dated as of
                                       February 1, 1998, amending Exhibit 10.12a.   (Exhibit 10.14a)
   (10)        10.13a*      (22)      Copy of Amended and Restated Employment  Agreement,  effective as of March 1,
                                       1997,   between  The  United   Illuminating   Company  and   James F. Crowe.
                                       (Exhibit 10.24)
   (10)        10.13b*      (14)      Copy  of  First  Amendment  to  Amended  and  Restated  Employment  Agreement
                                       between The United  Illuminating  Company  and James F.  Crowe,  dated as of
                                       February 1, 1998, amending Exhibit 10.13a.   (Exhibit 10.15a)
   (10)        10.14a*      (22)      Copy of Employment Agreement,  dated as of March 1,  1997, between The United
                                       Illuminating Company and Albert N. Henricksen.   (Exhibit 10.25)
   (10)        10.14b*      (14)      Copy  of  First  Amendment  to  Amended  and  Restated  Employment  Agreement
                                       between The United Illuminating Company and  Albert N. Henricksen,  dated as
                                       of February 1, 1998, amending Exhibit 10.14a.   (Exhibit 10.16a)
   (10)        10.15a*      (22)      Copy of Employment Agreement,  dated as of March 1,  1997, between The United
                                       Illuminating Company and Anthony J. Vallillo.   (Exhibit 10.26)
   (10)        10.15b*      (14)      Copy  of  First  Amendment  to  Amended  and  Restated  Employment  Agreement
                                       between The United Illuminating  Company and  Anthony J. Vallillo,  dated as
                                       of February 1, 1998, amending Exhibit 10.15a.   (Exhibit 10.17a)
   (10)        10.16*       (22)      Copy of Employment Agreement,  dated as of March 1,  1997, between The United
                                       Illuminating Company and Rita L. Bowlby.   (Exhibit 10.27)
   (10)        10.17*       (22)      Copy of Employment Agreement,  dated as of March 1,  1997, between The United
                                       Illuminating Company and Stephen F. Goldschmidt.   (Exhibit 10.28)
   (10)        10.18*       (22)      Copy of Employment Agreement,  dated as of March 1,  1997, between The United
                                       Illuminating Company and James L. Benjamin.   (Exhibit 10.29)
   (10)        10.19*       (22)      Copy of Employment Agreement,  dated as of March 1,  1997, between The United
                                       Illuminating Company and Kurt D. Mohlman.   (Exhibit 10.30)
   (10)        10.20*       (22)      Copy of Employment Agreement,  dated as of March 1,  1997, between The United
                                       Illuminating Company and Charles J. Pepe.   (Exhibit 10.31)
   (10)        10.21*       (14)      Copy of Employment  Agreement,  dated as of  February 23,  1998,  between The
                                       United Illuminating Company and Nathaniel D. Woodson.   (Exhibit 10.28)
   (10)        10.22*       (14)      Copy of The United  Illuminating  Company  Phantom  Stock  Option  Agreement,
                                       dated as of February 23,  1998, between The United Illuminating  Company and
                                       Nathaniel D. Woodson.   (Exhibit 10.29)
   (10)        10.23*       (15)      Copy of Executive Incentive  Compensation  Program of The United Illuminating
                                       Company.   (Exhibit 10.24)
   (10)        10.24*       (11)      Copy of The United  Illuminating  Company 1990 Stock Option Plan,  as amended on December 20, 1993, January 24, 1994 and August 22, 1994.
   (10)        10.25*       (23)      Copy  of  The  United  Illuminating   Company  Dividend  Equivalent  Program.
                                       (Exhibit 10.20)

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
--------      -------      ---------                 -----------

   (10)        10.26*       (24)      Copy of  Directors'  Deferred  Compensation  Plan of The United  Illuminating
                                       Company.
   (10)        10.27*        (3)      Copy of The United  Illuminating  Company 1996 Long Term  Incentive  Program.
                                       (Exhibit 10.21)
(12),(99)      12                     Statement  Showing  Computation  of Ratios of Earnings  to Fixed  Charges and
                                       Ratios of Earnings to Combined  Fixed Charges and Preferred  Stock  Dividend
                                       Requirements  (Twelve Months Ended  December 31,  1998, 1997, 1996, 1995 and
                                       1994).
   (21)        21           (20)      List of subsidiaries of The United Illuminating Company.   (Exhibit 21)
   (27)        27                     Financial Data Schedule
   (28)        28.1         (21)      Copies of  significant  rate  schedules of The United  Illuminating  Company.
                                       (Exhibit 28.1)

--------------------------
*Management contract or compensatory plan or arrangement.

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

(b)  Reports on Form 8-K.

          Item             Financial
          Reported         Statements       Date of Report
          --------         ----------       --------------

            2, 5              None          October 1, 1998

                   [Letterhead of PricewaterhouseCoopers LLP]




                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-50221, No. 33-50445, No. 33-55461 and No. 33-64003) of our reports dated February 12, 1999 appearing on page 88 and page 89 of The United Illuminating Company's Annual Report on Form 10-K for the year ended December 31, 1998.





/s/ PricewaterhouseCoopers LLP



February 12, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE UNITED ILLUMINATING COMPANY


                                       By      /s/ Nathaniel D. Woodson
                                         --------------------------------------
                                                   Nathaniel D. Woodson
                                           Chairman of the Board of Directors,
                                          President and Chief Executive Officer

Date:  March 11, 1999

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


     SIGNATURE                                       TITLE                                DATE
     ---------                                       -----                                ----

                                            Director, Chairman of the
                                            Board of Directors and
 /s/ Nathaniel D. Woodson                   Chief Executive Officer                 March 11, 1999
-------------------------------------
    (Nathaniel D. Woodson)
 (Principal Executive Officer)


                                            Director, Vice Chairman of the
                                            Board of Directors and
 /s/ Robert L. Fiscus                       Chief Financial Officer                 March 11, 1999
-------------------------------------
    (Robert L. Fiscus)
   (Principal Financial and
      Accounting Officer)


 /s/ John F. Croweak                        Director                                March 11, 1999
-------------------------------------
    (John F. Croweak)


 /s/ F. Patrick McFadden, Jr.               Director                                March 11, 1999
-------------------------------------
    (F. Patrick McFadden, Jr.)


 /s/ Betsy Henley-Cohn                      Director                                March 11, 1999
    (Betsy Henley-Cohn)


 /s/Frank R. O'Keefe, Jr.                   Director                                March 11, 1999
    (Frank R. O'Keefe, Jr.)


 /s/ James A. Thomas                        Director                                March 11, 1999
-------------------------------------
    (James A. Thomas)


 /s/ David E.A. Carson                      Director                                March 11, 1999
-------------------------------------
    (David E.A. Carson)


 /s/ John L. Lahey                          Director                                March 11, 1999
-------------------------------------
    (John L. Lahey)


 /s/ Marc C. Breslawsky                     Director                                March 11, 1999
-------------------------------------
    (Marc C. Breslawsky)


 /s/ Thelma R. Albright                     Director                                March 11, 1999
-------------------------------------
    (Thelma R. Albright)


                                                                                                 SCHEDULE II
                                                                                                 VALUATION AND
                                                                                               QUALIFYING ACCOUNTS
                         THE UNITED ILLUMINATING COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
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

RESERVE DEDUCTION FROM
  ASSET TO WHICH IT APPLIES:
    Reserve for uncollectible
      accounts:
                            1998                $1,800           $5,032             -             $5,032 (A)        $1,800
                            1997                $2,300           $6,407             -             $6,907 (A)        $1,800
                            1996                $6,300           $9,854             -            $13,854 (A)        $2,300



------------------------------------

NOTE:
   (A) Accounts written off, less recoveries.