Form 10-K/A
period 1998-12-31
UNITED ILLUMINATING CO
filed 1999-04-09
CIK 101265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A-1

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
(State or other jurisdiction of incorporation               (I.R.S. Employer
 or organization)                                          Identification No.)

157 CHURCH STREET, NEW HAVEN, CONNECTICUT                        06506
(Address of principal executive offices)                       (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 203-499-2000

               ------------------------------------------

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

                    -----------------------------------------

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

The number of shares outstanding of the registrant's only class of common stock, as of January 31, 1999, was 14,334,922.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Document          Part of this Form 10-K into which document is incorporated
   --------          ----------------------------------------------------------
    None                                           N/A

         This amendment to the Annual Report on Form 10-K of The United Illuminating Company (the "Company") for the fiscal year ended December 31, 1998 (the "Original Form 10-K") amends and modifies the Original Form 10-K by restating Part III of the Original Form10-K in its entirety in order to set forth in full the information required by Part III instead of incorporating such information by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of the Shareowners.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

                            DIRECTORS OF THE COMPANY

         The following table provides information regarding all persons who were directors at any time during the fiscal year ended December 31, 1998 and all persons who will be nominated to become directors at the Company's 1999 Annual Meeting of the Shareowners. All of such persons were elected as directors by the shareowners of the Company at the Company's last Annual Meeting of the Shareowners, except Messrs. Chase and Miglio, who are each being nominated to become directors for the first time at the Company's 1999 Annual Meeting of the Shareowners. All of the persons named below are being nominated to become directors at the 1999 Annual Meeting of the Shareowners, except for Messrs. Grossi and Devlin, who resigned as directors effective December 31, 1998 and December 2, 1998, respectively.

                        NAME, PRINCIPAL OCCUPATION, OTHER
                 CORPORATE AFFILIATIONS AND PRINCIPAL OCCUPATIONS                         DIRECTOR
                     DURING THE PAST FIVE YEARS OF NOMINEE                        AGE(1)   SINCE
                 ------------------------------------------------                 -----   --------

Thelma R. Albright                                                                 52       1995
President, Carter Products Division, Carter-Wallace, Inc., Cranbury, New Jersey.
From 1994 through 1995,  Ms.  Albright was General  Manager and  Executive  Vice
President of Revlon  Beauty Care  Division.  Also,  Director,  CTFA  (Cosmetics,
Toiletry  and   Fragrance   Association)   and  Consumer   Healthcare   Products
Association.

Marc C. Breslawsky                                                                 56       1995
President  and  Chief  Operating   Officer,   Pitney  Bowes,   Inc.,   Stamford,
Connecticut. Also, Director, Pitney Bowes, Inc., Pitney Bowes Credit Corp., C.R.
Bard, Inc., the Family Foundation of North America,  CBIA (Connecticut  Business
and  Industry  Association)  and United Way of Eastern  Fairfield  County;  Vice
Chairman of the Governor's Council of Economic  Competitiveness  and Technology;
Member, Board of Governors,  the State of Connecticut/Red  Cross Disaster Relief
Cabinet and the Landmark Club; and Trustee, Norwalk Hospital.

David E. A. Carson                                                                 64       1993
President,  Chief  Executive  Officer and Director,  People's Bank,  Bridgeport,
Connecticut, and President, Chief Executive Officer and Trustee, People's Mutual
Holdings,  Bridgeport,  Connecticut. Also, Chairman, Bridgeport Public Education
Fund,  Business  Advisory  Committee of  Connecticut  Commission on Children and
Bridgeport Area Foundation;  and Director,  Mass Mutual Institutional Funds, MML
Series  Investment  Funds,  American Skandia Trust,  Old State House,  Hartford,
Connecticut, The Bushnell, Hartford, Connecticut, and Hartford Stage Company.

                        NAME, PRINCIPAL OCCUPATION, OTHER
                 CORPORATE AFFILIATIONS AND PRINCIPAL OCCUPATIONS                         DIRECTOR
                     DURING THE PAST FIVE YEARS OF NOMINEE                        AGE(1)   SINCE
                 ------------------------------------------------                 ------  --------

Arnold L.  Chase                                                                   47
Executive  Vice  President,  Chase  Enterprises,  Hartford,  Connecticut.  Also,
Director,  First  National Bank of  Connecticut,  Juvenile  Diabetes  Foundation
International,  American Diabetes Association - Connecticut Affiliate, Old State
House   Association,   Connecticut   Historic  Society  and  Science  Center  of
Connecticut.

John F. Croweak                                                                    62       1987
Chairman  of the  Board  of  Directors,  Anthem  Blue  Cross  & Blue  Shield  of
Connecticut,  Inc., North Haven,  Connecticut.  Prior to his retirement in 1997,
Mr.  Croweak  served as Chairman of the Board of Directors  and Chief  Executive
Officer of Anthem Blue Cross & Blue Shield of Connecticut  and its  predecessor,
Blue Cross & Blue  Shield of  Connecticut,  Inc.  Also  Chairman of the Board of
Directors, Connecticut American Insurance Company, ProMed Systems, Inc., OPTIMED
Medical Systems and Signal Medical Services,  Inc.; and Director, BCS Financial,
The New Haven Savings Bank, Quinnipiac College, Opticare and Anthem, Inc.

J. Hugh Devlin                                                                     56       1989
Managing  Director and Consultant,  Barr Devlin  Associates,  Incorporated,  New
York, New York.  From 1975 through 1988,  Mr. Devlin was a Managing  Director of
Morgan  Stanley & Co.,  Inc.,  during which time he served as head of its Public
Utility  Group.  From January 1989 to April 1990 Mr.  Devlin  served as Advisory
Director of Morgan Stanley & Co., Inc.

Robert L.  Fiscus                                                                  61       1992
Vice Chairman of the Board of Directors and Chief Financial Officer,  The United
Illuminating Company. Mr. Fiscus served as President and Chief Financial Officer of the Company during the period January 1994 to February 1998. Also,  Director,
Bridgeport Regional Business Council,  Griffin Health Services Corporation,  The
Aristotle  Corporation,  Bridgeport Area Foundation and Susquehanna  University;
Governor,  University of New Haven; and Trustee, Central Connecticut Coast Young
Men's Christian Association, Inc.

Richard J. Grossi                                                                  63       1988
Formerly  Chairman of the Board of Directors and Chief  Executive  Officer,  The
United Illuminating Company.  Also, Director, The New Haven Savings Bank, Anthem
Blue Cross & Blue Shield of  Connecticut,  Inc.,  and  University of Connecticut
Foundation,  Inc.;  Chairman,  New York  Independent  System Operator Board, and
Science  Park  Development  Corp.  in  New  Haven,   Connecticut;   and  Member,
Representative Policy Board of South Central Regional Water District.

Betsy Henley-Cohn                                                                  46       1989
Chairman  of the  Board  of  Directors,  Joseph  Cohn & Son,  Inc.,  New  Haven,
Connecticut.  Also, Chairwoman of Birmingham Utilities,  Inc.; and Director, The
Aristotle Corporation and Citizens Bank of Connecticut.

John L. Lahey                                                                      52       1994
President,  Quinnipiac College, Hamden,  Connecticut.  Also, Director,  Yale-New
Haven Hospital and Long Wharf Theater; Vice Chairman and Director, Regional Plan
Association Board, New York, New York; Co-Chairman, Connecticut Committee of the
Regional  Plan  Association  Board;  and  Member,  Greater  New  Haven  Regional
Leadership Council and Accreditation Committee of the American Bar Association.

                        NAME, PRINCIPAL OCCUPATION, OTHER
                 CORPORATE AFFILIATIONS AND PRINCIPAL OCCUPATIONS                         DIRECTOR
                     DURING THE PAST FIVE YEARS OF NOMINEE                        AGE(1)   SINCE
                 ------------------------------------------------                 ------  --------

F. Patrick McFadden, Jr.                                                           61       1987
Chairman,  Citizen's  Bank of  Connecticut,  New Haven,  Connecticut.  From 1994
through 1997, Mr. McFadden was President,  Chief Executive Officer and Director,
The Bank of New Haven and BNH  Bancshares,  Inc. Also,  Chairman of the Board of
Directors, Yale-New Haven Health Services Corporation.

Daniel J. Miglio                                                                   58
Formerly Chairman, President and Chief Executive Officer of Southern New England
Telecommunications   Corporation  1994-1998.  Director,  Aristotle  Corporation,
Yale-New Haven Health Services  Corporation,  Connecticut  Public Television and
Radio,  New Haven Symphony  Orchestra and the Bishop's Fund for Children.  Also,
Chairman,  International  Festival of Arts and Ideas;  and Co-Chair,  Governor's
Council on Economic Competitiveness and Technology.

Frank R. O'Keefe, Jr.                                                              69       1989
Retired; former President, Long Wharf Capital Partners, Inc. 1988-1990;  retired
Chairman,  President and Chief Executive Officer,  Armtek Corporation 1986-1988;
President and Chief Operating Officer,  Armstrong Rubber Company 1980-1986;  and
Director, Aetna Inc.

James A. Thomas                                                                    60       1992
Associate  Dean,  Yale Law School.  Also,  Trustee,  Yale-New Haven Hospital and
People's  Mutual  Holdings;  and  Director,   People's  Bank  and  Sea  Research
Foundation.

Nathaniel D. Woodson                                                               57       1998
Chairman of the Board of Directors,  President and Chief Executive Officer,  The
United  Illuminating  Company.  Mr.  Woodson  served as  President of the Energy
Systems  Business Unit of Westinghouse  Electric  Corporation  during the period
January 1, 1993 to April 30,  1996.  He has served as  President  of the Company since February 23, 1998, Chief Executive Officer since May 20, 1998 and Chairman of the Board of Directors since January 1, 1999.

-------------------------
(1) Age at May 19, 1999

                        EXECUTIVE OFFICERS OF THE COMPANY

         See "EXECUTIVE OFFICERS OF THE COMPANY" in Part I of this Annual Report on Form 10-K for information regarding the Company's Executive Officers.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires UI's directors and officers, and persons who own more than ten percent of a registered class of UI's equity securities, to file with the Securities and Exchange Commission (SEC) and The New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of UI. Directors, officers and certain greater-than-ten-percent shareowners are required by SEC regulations to furnish UI with copies of all
Section 16(a) forms they file.

         To UI's knowledge, based solely on review of reports furnished to UI and written representations that no other reports were required, during the fiscal year ended December 31, 1998 all Section 16(a) filing requirements applicable to its directors, officers and greater-than-ten-percent shareowners were complied with.

Item 11. Executive Compensation.

                             EXECUTIVE COMPENSATION

         The following table shows the annual and long-term compensation, for services in all capacities to UI for the years 1998, 1997 and 1996, of the two persons who served as the chief executive officer during 1998 and of the four other most highly compensated persons during 1998 who were serving as executive officers at December 31, 1998:

                                                                       LONG-TERM COMPENSATION
                                                                       ----------------------
         NAME AND                       ANNUAL COMPENSATION      SECURITIES UNDERLYING   LTIP        ALL OTHER
                                        ----------------------
      PRINCIPAL POSITION(1)        YEAR   SALARY($)   BONUS($)(2)  OPTIONS/SARS(#)     PAYOUTS($)  COMPENSATION(5)
      ---------------------        ----   ---------   -----------  ---------------     ----------  ---------------

Richard J. Grossi                  1998   $331,000      $95,000                        $375,165(3)   $2,342,459
Chairman of the Board of Directors 1997    324,000      125,000                         119,700(4)        6,925
and Chief Executive Officer        1996    318,000      125,000                                           6,287

Nathaniel D. Woodson               1998   $341,668     $105,000        80,000(6)                        $38,756
President and Chief Executive
Officer

Robert L. Fiscus                   1998   $224,900      $55,000                        $260,691(3)       $7,745
Vice Chairman of the Board of      1997    220,400       70,000                          59,850(4)        7,360
Directors and Chief Financial      1996    218,400       66,000                                           6,692
Officer

James F. Crowe                     1998   $181,200      $37,000                        $200,531(3)       $7,235
Group Vice President               1997    177,600       55,000                          42,750(4)        6,830
                                   1996    176,600       51,000                                           6,235

Anthony J. Vallillo                1998   $175,700      $46,000                         $72,191(3)       $6,679
Group Vice President               1997    170,000       55,000                           6,840(4)        6,144
                                   1996    125,875       36,000                                           5,701

Albert N. Henricksen               1998   $147,650      $36,000                         $96,255(3)       $6,876
Group Vice President               1997    140,600       38,000                          13,680(4)        6,401
                                   1996    136,900       37,000                                           5,871

-----------------------
(1) None of the persons named received any cash compensation in any of the years shown other than the amounts appearing in the columns captioned "Salary," "Bonus," "LTIP Payouts" and "All Other Compensation." None of these persons received, in any of the years shown, any cash-equivalent form of compensation, other than through participation in UI's group life, health and hospitalization plans, which are available on a uniform basis to all salaried employees of UI and the dollar value of which, together with the dollar value of all other non-cash perquisites and other personal benefits received by such person, did not exceed the lesser of $50,000 or 10% of the total salary and bonus compensation received by him for such year.
(2) The amounts appearing in this column are awards earned in the years 1996, 1997 and 1998 pursuant to the Executive Incentive Compensation Program described below.
(3) This is the amount earned for the 1996-1998 performance period under the 1996 Long-Term Incentive Program as described below. The cash payouts were made in March 1999.
(4) This is the amount earned for the 1995-1997 performance period under the 1993 Dividend Equivalent Program. Under this program, which was terminated when the Long-Term Incentive Program described below was established in 1996, each officer of UI was awarded a number of Dividend Equivalent Units (Units) prior to the commencement of the 1995 performance period and, due to the ranking of UI's total shareowner return during the performance period relative to the total shareowner returns of a preselected peer group of companies, the officer earned a number of Units that resulted in a cash payment equal to that number of Units multiplied by the sum of all dividends paid per share on UI Common Stock during the performance period. The cash payments were made in February, 1998.
(5) The amounts appearing in this column, except the amounts shown for Messrs. Grossi and Woodson, are cash contributions by UI to its Employee Stock Ownership Plan (ESOP) on behalf of each of the persons named for (i) a match of pre-tax elective deferral contributions by him to UI's 401(k) Plan from his salary and bonus compensation (included in the columns captioned "Salary" and "Bonus"), and (ii) an additional contribution by UI equal to 25% of the dividends paid on his shares in the ESOP. Cash contributions of $7,353 and $5,403 were made on behalf of Messrs. Grossi and Woodson, respectively, for these purposes during 1999, and are included in the amounts appearing in this column for each of them. Mr. Grossi retired on December 31, 1998, at which time there was payable to him, under the terms of his employment agreement with UI, a supplemental retirement benefit having a net present lump sum value of $2,335,106. Mr. Woodson was reimbursed, during 1998, for $33,353 of his relocation expenses when he moved from Pennsylvania to Connecticut at the commencement of his employment by UI.
(6) These are phantom stock options on shares of UI Common Stock granted to Mr. Woodson in February of 1998 at the time of his employment by UI as its President. The options are exercisable at the rate of 16,000 options on each of the first five anniversaries of the grant date during the term of Mr. Woodson's employment agreement with UI, which is described below.

         UI's Executive Incentive Compensation Program was established in 1985 for the purposes of (i) helping to attract and retain executives and key managers of high ability, (ii) heightening the motivation of those executives and key managers to attain goals that are in the interests of shareowners and customers, and (iii) encouraging effective management teamwork among the executives and key managers of UI. Under this program, cash awards may be made each year to officers and key employees based on their achievement of pre-established performance levels with respect to specific shareowner goals, customer goals and individual goals for the preceding year, and upon an assessment of the officers' performance as a group with respect to strategic opportunities during that year. Eligible officers, performance levels and specific goals are determined each year by directors who are not employees of UI, and incentive awards are paid following action by the Board of Directors after the close of the year. Incentive awards are made from individual target incentive award amounts, which are prescribed percentages of the individual participants' salaries, ranging from 20% to 35% depending on each participant's payroll salary grade. A participant may, by achieving his or her pre-established performance levels with respect to specific shareowner goals, customer goals and individual goals for a year, become eligible for an incentive award of up to 150% of his or her target incentive award amount for that year.

         The Company's 1996 Long-Term Incentive Program was established for the purposes of (i) promoting the long-term success of UI by attracting, retaining and providing financial incentives to key employees who are in a position to make significant contributions toward that success, (ii) linking the interests of these key employees to the interests of the shareowners, and (iii) encouraging these key employees to maintain proprietary interests in UI and achieve extraordinary job performance levels. Under the program, an initial three-year Performance Period commenced on January 1, 1996, three-year Performance Periods commenced on January 1, 1997, January 1, 1998 and January 1, 1999, and a series of three-year Performance Periods will commence on January 1, 2000 and on each January 1 thereafter to and including January 1, 2005. The Board of Directors designates the officers, if any, who will be participants in the program for each Performance Period, the number of Contingent Performance Shares to be awarded each officer-participant for that Performance Period, and a peer group of companies comparable to UI for that Performance Period. Each Contingent Performance Share is a share unit, equivalent to one share of UI Common Stock, credited to an officer-participant's performance share account in the program on a conditional basis at the beginning of a Performance Period. At the end of each Performance Period, the number of Performance Shares earned for the Performance Period is calculated on the basis of UI's total shareowner return during the Performance Period relative to the peer group of companies preselected by the Board of Directors for that Performance Period. Total shareowner return for UI, and for each member of the peer group, for a Performance Period is measured by the formula:

    Change in Market Price from    +    Dividends Declared During the Period
    Beginning to End of Period
    ------------------------------------------------------------------------
                       Market Price at Beginning of Period

If UI's total shareowner return for the Performance Period ranks at the ninetieth percentile among the total shareowner returns of the peer group companies, the number of Performance Shares earned by the officer-participant is equal to the number of Contingent Performance Shares awarded to that officer-participant at the commencement of the Performance Period. If UI's total shareowner return ranks below the thirtieth percentile among those of the peer group companies, no Performance Shares are earned for the Performance Period. If UI's total shareowner return ranks between the thirtieth and the ninetieth percentiles, the number of Performance Shares earned is calculated from a scale rising from 15% to 100%. On each dividend payment date with respect to the Company's Common Stock, the earned Performance Shares in an officer-participant's Performance Share account are credited with an additional number of Performance Shares in an amount equal to the dividend payable on the earned Performance Shares in the account divided by the market price of UI
Common Stock on the dividend payment date. Upon the termination of an officer-participant's employment by UI, the officer-participant is paid, in cash, an amount equal to the number of earned Performance Shares in his or her Performance Share account multiplied by the market price of UI Common Stock on the employment termination date. An officer-participant is also entitled to payment at any time, in cash, of the value of the earned Performance Shares in his or her Performance Share account, provided that the officer-participant is in compliance with the minimum stock ownership requirement for such officer prescribed by the Board of Directors at that time. In 1998, for the 1998-2000 three-year Performance Period, the Board of Directors awarded Messrs. Grossi, Woodson, Fiscus, Crowe, Vallillo and Henricksen 8,000, 5,000, 4,000, 2,500, 2,500 and 2,500 Contingent Performance Shares, respectively, under the 1996 Long-Term Incentive Program. The Board of Directors has not made any award of Contingent Performance Shares in 1999, for the 1999-2001 three-year Performance Period.

         UI has entered into an employment agreement with Mr. Woodson, which will continue in effect until terminated by UI at any time or by the officer on six months' notice. This agreement provides that the annual salary rate of Mr. Woodson will be $400,000, subject to upward revision by the Board of Directors at such times as the salary rates for other officers of UI are reviewed by the Directors, and subject to downward revision by the Board of Directors contemporaneously with any general reduction of the salary rates of other officers of UI, except in the event of a change in control of UI. The salary paid to Mr. Woodson in 1998, shown on the above table, was paid pursuant to this agreement. This agreement also provides that when the officer's employment by UI terminates after he has served in accordance with its terms, UI will pay him an annual supplemental retirement benefit in an amount equal to the excess, if any, of (A) over (B), where (A) is 2.0% of his highest three-year average total salary and bonus compensation from UI times the number of years (not to exceed
30) of his deemed service as an employee of UI, and (B) is the annual benefit payable to him under UI's pension plan. If UI terminates the officer's employment without cause, he will be paid the actuarial present value of this supplemental retirement benefit and either a severance payment of up to two years compensation at his then-current salary and bonus rate, or an increase of a total of six years of age and/or service in the calculation of his retirement benefit, at his election.

         UI has also entered into employment agreements with Messrs. Fiscus and Crowe, each of which will continue in effect until terminated by UI on three years' notice or by the officer on six months' notice. These agreements provide that the annual salary rates of Messrs. Fiscus and Crowe will be $218,400 and $176,600, respectively, subject to upward revision by the Board of Directors at such times as the salary rates of other officers of UI are reviewed by the Directors, and subject to downward revision by the Board of Directors contemporaneously with any general reduction of the salary rates of other officers of UI, except in the event of a change in control of UI. The salaries paid to Messrs. Fiscus and Crowe in 1996, 1997 and 1998, shown on the above table, were paid pursuant to these agreements. Each of these agreements also provides that when the officer's employment by UI terminates after he has served in accordance with its terms, UI will pay him an annual supplemental retirement benefit in an amount equal to the excess, if any, of (A) over (B), where (A) is 2.2% of his highest three-year average total salary and bonus compensation from UI times the number of years (not to exceed 30) of his service deemed as an employee of UI, and (B) is the annual benefit payable to him under UI's pension plan. If UI terminates the officer's employment without cause, he will be paid the actuarial present value of this supplemental retirement benefit and, if the termination occurs in connection with a change in control of UI, the officer will be entitled to either a severance payment of two years compensation at his then-current salary and bonus rate, or an increase of a total of six years of age and/or service in the calculation of his retirement benefit, at his election.

         UI has also entered into employment agreements with Messrs. Vallillo and Henricksen, each of which will continue in effect until terminated by UI at any time or by the officer on six months' notice. These agreements provide that the annual salary rates of Messrs. Vallillo and Henricksen will be $140,000 and $136,900, respectively, subject to upward revision by the Board of Directors at such times as the salary rates for other officers of UI are reviewed by the Directors, and subject to downward revision by the Board of Directors contemporaneously with any general reduction of the salary rates of other officers of UI, except in the event of a change in control of UI. The salaries paid to Messrs. Vallillo and Henricksen in 1996, 1997 and 1998, shown on the above table, were paid pursuant to these agreements. Each of these agreements also provides that when the officer's employment by UI terminates after he has served in accordance with its terms, UI will pay him an annual supplemental retirement benefit in an amount equal to the excess, if any, of (A) over (B), where (A) is 2.0% of his highest three-year average total salary and bonus compensation from UI times the number of years (not to exceed 30) of his service as an employee of UI, and (B) is the annual benefit payable to him under UI's pension plan. If UI terminates the officer's employment without cause, he will be paid the actuarial present value of this supplemental retirement benefit and either a severance payment of two years compensation at his then-current salary and bonus rate, or an increase of a total of six years of age and/or service in the calculation of his retirement benefit, at his election.

         A trust fund has been established by UI for the funding of the supplemental retirement benefits accruing under the employment agreements with Messrs. Woodson, Fiscus, Crowe, Vallillo and Henricksen, and to ensure the performance of UI's other payment obligations under each of these employment agreements in the event of a change in control of UI.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                           NUMBER OF        % OF TOTAL                                  POTENTIAL REALIZABLE VALUE
                           SECURITIES       OPTIONS/SARS                                  AT ASSUMED ANNUAL RATES
                           UNDERLYING       GRANTED TO        EXERCISE OR               OF STOCK PRICE APPRECIATION
                           OPTIONS/SARS     EMPLOYEES IN      BASE PRICE   EXPIRATION         FOR OPTION TERM
                                                                                              ---------------
NAME                       GRANTED (#)      FISCAL YEAR       ($/SHARE)       DATE          5%($)           10%($)
----                       -----------      -----------       ---------       ----          -----           ------

Nathaniel D. Woodson        80,000(1)          100%           $45.1563     02/23/08      $1,806,520      $3,612,504

-------------------
(1) These are phantom stock options on shares of UI Common Stock granted to Mr. Woodson on February 23, 1998 at the time of his employment by UI as its President. The options are exercisable at the rate of 16,000 options on each of the first five anniversaries of the grant date during the term of Mr. Woodson's employment agreement with UI, which is described above.

            STOCK OPTION EXERCISES IN 1998 AND YEAR-END OPTION VALUES

         The following table shows aggregated Common Stock option exercises during 1998 by the chief executive officers and each of the other four most highly compensated executive officers of UI, including the aggregate value of gains realized on the dates of exercise. In addition, this table shows the number of shares covered by both exercisable and non-exercisable options as of December 31, 1998. Also reported are the values as of December 31, 1998 for "in-the-money" options, calculated as the positive spread between the exercise price of existing options and the year-end fair market value of UI's Common Stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                        NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                           SHARES                      UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS/SARS
                         ACQUIRED ON    VALUE        OPTIONS/SARS AT FY-END(#)               AT FY-END ($)(2)
                                                     -------------------------               -------------
        NAME             EXERCISE(#)   REALIZED($)(1)EXERCISABLE   NOT EXERCISABLE    EXERCISABLE   NOT EXERCISABLE
        ----             ------------- -----------   -----------------------------    -----------   ---------------
Richard J. Grossi          41,000       $459,900              0            0            $      0       $      0
Robert L. Fiscus           30,000        397,551         10,500            0             158,813              0
James F. Crowe              7,500         60,938              0            0                   0              0
Anthony J. Vallillo         1,200          8,400              0            0                   0              0
Albert N. Henricksen        2,400         19,900              0            0                   0              0
Nathaniel D. Woodson            0              0              0       80,000                   0        507,496

-------------------------
(1)  Fair market value at exercise date less exercise price.
(2) Fair market value of shares at December 31, 1998 ($51.50) less exercise price.

                                RETIREMENT PLANS

         The following table shows the estimated annual benefits payable as a single life annuity under UI's qualified defined benefit pension plan on retirement at age 65 to persons in the earnings classifications and with the years of service shown. Retirement benefits under the plan are determined by a fixed formula, based on years of service and the person's average annual earnings from UI during the three years during which the person's earnings from UI were the highest, applied uniformly to all persons.

        AVERAGE
ANNUAL EARNINGS DURING
      THE HIGHEST 3                               ESTIMATED ANNUAL BENEFITS PAYABLE AT AGE 65(3)
                                                  -------------------------------------------
    YEARS OF SERVICE(1)(2)     20 YEARS(4)    25 YEARS(4)    30 YEARS(4)      35 YEARS(4)     40 YEARS(4)
    ----------------           --------       --------       --------         --------        --------
         $100,000               $32,000         $40,000        $48,000          $48,000         $48,000
         $150,000               $48,000         $60,000        $72,000          $72,000         $72,000
         $200,000               $51,200(2)      $64,000(2)     $76,800(2)       $76,800(2)      $76,800(2)
         $250,000               $51,200(2)      $64,000(2)     $76,800(2)       $76,800(2)      $76,800(2)
         $300,000               $51,200(2)      $64,000(2)     $76,800(2)       $76,800(2)      $76,800(2)
         $350,000               $51,200(2)      $64,000(2)     $76,800(2)       $76,800(2)      $76,800(2)
         $400,000               $51,200(2)      $64,000(2)     $76,800(2)       $76,800(2)      $76,800(2)
         $450,000               $51,200(2)      $64,000(2)     $76,800(2)       $76,800(2)      $76,800(2)

-------------------------
(1) Earnings include annual salary and cash bonus awards paid pursuant to UI's Executive Incentive Compensation Program. See "Executive Compensation" above.
(2) Internal Revenue Code Section 401(a)(17) limits earnings used to calculate qualified plan benefits to $160,000 for 1998. This limit was used in the preparation of this table. (In addition, qualified plan benefits cannot exceed an Internal Revenue Code Section 415(b) limit of $125,000 for 1998). The Board of Directors has adopted a supplemental executive retirement plan that has permitted the Directors to award supplemental retirement benefits to Messrs. Grossi, Woodson, Fiscus, Crowe, Vallillo and Henricksen and to other officers individually selected by the Directors in amounts sufficient to prevent these Internal Revenue Code limitations from adversely affecting their retirement benefits determined by the pension plan's fixed formula.
(3) The amounts shown in the table are not subject to any deduction for Social Security or other offset amounts.
(4) As of their last employment anniversary dates, Messrs. Grossi, Woodson, Fiscus, Crowe, Vallillo and Henricksen had accrued 41, 1, 26, 34, 30, and 35 years of service, respectively.

                               BOARD OF DIRECTORS
                COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

         All of the members of the Compensation and Executive Development Committee of the Board of Directors (the Committee) are non-employee Directors.

         The Committee formulates all of the objectives and policies relative to the compensation of the officers of UI, subject to approval by the entire Board of Directors; and the Committee recommends to the Board of Directors all of the elements of the officers' compensation arrangements, including the design and adoption of compensation programs, the identity of program participants, salary grades and structure, annual payments of salaries and any awards under the annual incentive compensation program and the long-term incentive program.

         UI's basic executive compensation program consists of three components: annual salaries, bonuses under an annual incentive compensation program, and long-term incentive program awards. The overall objective of this program is to attract and retain qualified executives and to produce strong financial performance for the benefit of UI's shareowners while providing a high level of customer service and value for its customers. Accordingly, all of the Committee's decisions, in 1998 and in prior years, have ultimately been based on the Committee's assessment of UI's overall performance relative to other electric utilities of comparable size, the compensation practices and programs of other companies that are most likely to compete with UI for services of executive officers, UI's strategic objectives, and the challenges it faces.

         The Committee formulates annual salary ranges for officers by periodic comparisons to rates of pay for comparable positions in other electric utilities as reported in the Edison Electric Institute's Executive Compensation Survey (the EEI Survey). Within the applicable range, each individual officer's annual salary is then set at a level that will compensate the officer for day-to-day performance, in the light of the officer's level of responsibility, past performance, prior year's salary and bonus, and potential future contributions to UI's strategic objectives.

         As described in detail above at "Executive Compensation", UI's annual bonus program and its long-term incentive program have somewhat different purposes. Under the annual Executive Incentive Compensation Program, cash awards may be made each year to officers based on their achievement of performance levels formulated by the Committee with respect to (1) specific shareowner goals, (2) specific customer goals, (3) specific team/individual goals, and (4) a qualitative assessment of the officers' performance as a group with respect to strategic opportunities of UI during that year. UI's Long-Term Incentive Program rewards officers for achieving a return to shareowners over three-year periods of time. The Long-Term Incentive Program links long-term incentive awards to total return to shareowners compared to a peer group of electric utilities. Although this program is designed to provide strong incentives for superior future performance, it also encourages officers to continue serving UI, because the earning of each incentive award is conditioned upon the officer's continued service for the award's three-year performance period.

         For 1998, the annual bonus opportunities of UI's officers were targeted by the Committee such that the combination of each officer's 1998 salary and annual Executive Incentive Compensation Program award, assuming that pre-established performance goals were met, would approximate, on average, the 50th percentile of compensation for comparable positions as reported in the 1997 EEI Survey. Goals were established to focus the officers' attention on a "balanced scorecard," covering financial, operational, customer and human resource measures. A prerequisite threshold level of recurring earnings per share was specified in order for any bonus to be earned. For 1998 the pre-established performance goals, accounting for 50% of each officer's bonus award, included measures of: recurring earnings per share from operations, recurring cash from operations available to pay down debt, sales revenues, utility costs, customer satisfaction, reliability, safety, innovation and training. For each of the business unit leaders, the President, the Chief
Financial Officer and the Chief Executive Officer, 30% of the bonus award for 1998 was based on the achievement of business unit "balanced scorecard" goals. The remaining 20% of each officer's bonus award for 1998 was based on the Committee's qualitative assessment of the performance of UI's officers as a group with respect to 1998 strategic opportunities. For 1998, this assessment focused on the officers' achievements in the development and implementation of a comprehensive plan to prepare for the eventuality of either retail customer choice or some other form of competition that is more intense than the current framework. The comprehensive plan was to include items such as: addressing the issues of (i) price, (ii) past investment costs and (iii) ratio of Common Stock equity to total capitalization; and meeting the objectives of UI's becoming competitive in both the customer and financial markets.

         Some of the officers' achievements with respect to 1998 pre-established performance goals were especially strong, including 150% of the recurring cash available to pay down debt goal and 150% of the sales revenue goal. The recurring earnings per share from operations goal was achieved at 68%, between the threshold and target levels, and the utility costs goal did not achieve the threshold level. For the remaining goals, innovation, safety and training, achievements were 0%, 71% and 117%, respectively. Business unit leader, President, Chief Financial Officer and Chief Executive Officer achievements of business unit goals ranged between 50% and 117% of the several goals.

         Overall, the Committee's bonus awards for 1998 under the Executive Incentive Compensation Program ranged between 71% and 105% of the pre-established targeted awards, depending on the individual officer's achievements, reflecting a strong performance by UI's officers.

         Under the Company's Long-Term Incentive Program, a total of 30,400 Contingent Performance Shares were awarded in 1998 to 11 officers of the Company for the three-year Performance Period 1998-2000.

         During 1998, UI conducted, with the assistance of an outside compensation consulting firm, an extensive competitive review of its executive compensation program. The review found executive pay levels to be well-aligned with comparably-sized utility companies and resulted in modifications to the long-term incentive component of the executive pay program, as detailed below, in recognition of the utility industry's transition to a more competitive environment.

         As a result of this competitive review of UI's executive compensation program, the Committee recommended and Board approved a change in the long-term incentive plan to be effective in 1999. Stock options, granted under a proposed 1999 Stock Option Plan, if it is approved by the shareowners, will replace contingent performance shares as the form of long-term incentive. The Committee believes that the use of stock options provides an even stronger link between the officers and the interests of shareowners, as options only provide the optionee value once the stock price appreciates above the grant price.

         Long-term incentives, in recognition of the increasingly competitive business environment for utilities, are based on a competitive blend of utility and general industry award levels. It is the intention of the Compensation and Executive Development Committee (the Committee) to transition, over a period of several years, to a 50%/50% blend of median utility and general industry long-term incentive awards.

         The options will be granted to officers annually, as approved by the Committee. The number of options granted to each officer in 1999 will be based on a competitive blend of median EEI (utility) and general industry long-term award levels for comparably sized companies. Grants made in 1999 will be based on a weighted blend of 70% EEI and 30% general industry competitive long-term incentive data. The partial use of general industry data recognizes the more competitive environment for utilities and was deemed by the Committee to be an important step toward ensuring UI's ability to continue attracting, retaining and motivating experienced executive talent given similar changes in the compensation programs at other utilities.

         It is not expected that any compensation paid to an executive officer during 1999 will become non-deductible under Internal Revenue Code Section 162(m) (the "million dollar pay cap").

                  CHIEF EXECUTIVE OFFICER COMPENSATION FOR 1998

         In March of 1998, the Committee recommended, and the Board of Directors approved, a 1998 annual salary of $333,200 for Mr. Grossi, as Chairman of the Board of Directors and Chief Executive Officer of the Company. This annual salary was below the median salary for this officership position at other electric utilities of comparable size, as reported in the 1997 EEI Survey; but it was consistent with the Committee's judgment that a greater proportion of the targeted combination of base salary and targeted annual performance bonus should be shifted to the performance bonus component of his compensation. Mr. Grossi's annual bonus performance target for 1998 under the Executive Incentive Compensation Program was set at $116,620, consisting of a prerequisite threshold level recurring earnings per share from operations goal and pre-established goals with respect to recurring cash from operations available to pay down debt, sales revenues, utility costs, customer satisfaction, reliability, innovation, safety, training, business unit, and strategic opportunities, as detailed above. At the conclusion of 1998, the Committee recommended, and the Board of Directors approved, a 1998 bonus award of $95,000 to Mr. Grossi, representing 81% of his targeted annual performance bonus based on the achievements as described above.

         Mr. Woodson succeeded Mr. Grossi as Chief Executive Officer on May 20, 1998. In March of 1998, the Committee recommended, and the Board of Directors approved, a 1998 annual salary of $400,000 for Mr. Woodson, as Chief Executive Officer and President of the Company. This annual salary was between the median and the 75th percentile salary for this officership position at other electric utilities of comparable size, as reported in the 1997 EEI Survey; and below the 25th percentile of general industry sample for companies of similar size. It was the Committee's judgment that the salary was appropriate for an executive with the skills and abilities of Mr. Woodson to lead UI forward in the competitive business environment. Mr. Woodson's prorated annual bonus performance target for 1998 under the Executive Incentive Compensation Program was set at $119,692, consisting of a prerequisite threshold level recurring earnings per share from operations goal and pre-established goals with respect to recurring cash from operations available to pay down debt, sales revenues, utility costs, customer satisfaction, reliability, innovation, safety, training, business unit, and strategic opportunities, as detailed above. At the conclusion of 1998, the Committee recommended, and the Board of Directors approved, a 1998 bonus award of $105,000 to Mr. Woodson, representing 88% of his prorated targeted annual performance bonus based on the achievements as described above.

         The Committee's qualitative assessment of the performance of the officers as a group with respect to strategic opportunities during 1998 was positive and, in the judgment of the Committee, reflected favorably on Messrs. Grossi's and Woodson's leadership.

                COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE

                              Marc C. Breslawsky, Chair
                              Thelma R. Albright
                              David E. A. Carson
                              Betsy Henley-Cohn
                              James A. Thomas


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No director of UI who served as a member of the Compensation and Executive Development Committee during 1998 was, during 1998 or at any time prior thereto, an officer or employee of UI. During 1998, no director of UI was an executive officer of any other entity on whose Board of Directors an executive officer of UI served.

                              DIRECTOR COMPENSATION

         Directors who are employees of UI receive no compensation for their service as directors of UI.

         The remuneration of non-employee directors of the Company includes an annual retainer fee of $21,000, payable $9,000 for service during the first quarter of the year and $4,000 each for service during the second, third and fourth quarters of the year (the $9,000 retainer fee payable for service during the first quarter of the year is payable in shares of UI Common Stock or by credit to a stock account under the Non-Employee Directors' Common Stock and Deferred Compensation Plan described below), plus a fee of $1,000 for each meeting of the Board of Directors or committee of the Board of Directors attended. Committee chairpersons receive an additional fee of

$750 per quarter year. Non-employee directors are also provided travel/accident insurance coverage in the amount of $200,000.

         UI's Non-Employee Directors' Common Stock and Deferred Compensation Plan (the "Plan") has two features: a mandatory Common Stock feature; and an optional Deferred Compensation feature. Each non-employee director has two accounts in the Plan: a stock account for the accumulation of units that are equivalent to shares of Common Stock ("Stock Units"), and on which amounts equal to cash dividends on the shares of UI Common Stock represented by Stock Units in the account accrue as additional Stock Units; and a cash account for accumulation of the director's fees payable in cash that the director elects to defer, and on which interest accrues at the prime rate in effect at the beginning of each month at Citibank, N.A.

         Under the Common Stock feature of the Plan, a credit of Stock Units to each non-employee director's stock account in the Plan is made on or about the first day of March in each year, unless the director elects to receive shares of UI Common Stock in lieu of having an equivalent number of Stock Units credited to his or her stock account. Each annual credit consists of a number of whole and fractional Stock Units equal to the sum of 200 plus the quotient resulting from dividing the retainer fee for the first quarter of the year by the market value of UI Common Stock on the date of the credit.

         Under the Deferred Compensation feature of the Plan, a non-employee director may elect to defer receipt of all or part of (i) his or her retainer fee for service during the second, third and fourth quarters of each year, (ii) his or her committee chairperson fees, and/or (iii) his or her meeting fees, which are payable in cash. All amounts deferred are credited when payable, at the director's election, to either the director's cash account or to the director's stock account (in a number of whole and fractional Stock Units based on the market value of UI Common Stock on the date the fee is payable) in the Plan.

         All amounts credited to a non-employee director's cash account or stock account in the Plan are at all times fully vested and nonforfeitable, and are payable only upon termination of the director's service on the Board of Directors. At that time, the cash account is payable in cash and the stock account is payable in an equivalent number of shares of UI Common Stock.

                         SHAREOWNER RETURN PRESENTATION

         Set forth below is a line graph comparing the yearly change in the Company's cumulative total shareowner return on its Common Stock with the cumulative total return on the S&P Composite-500 Stock Index, the S&P Public Utility Index and the S&P Electric Power Companies Index for the period of five fiscal years commencing 1994 and ending 1998.

                                   [GRAPH OMITTED]


                    1993       1994        1995       1996       1997      1998
                    ----       ----        ----       ----       ----      ----
   UIL              $100       $ 83        $111       $103       $157      $193
   S&P 500           100        101         139        170        227       292
   S&P Pub. Uty.     100         93         129        133        164       188
   S&P El. Co.       100         87         113        113        141       163

* ASSUMES THAT THE VALUE OF THE INVESTMENT IN THE COMPANY'S COMMON STOCK AND EACH INDEX WAS $100 ON DECEMBER 31, 1993 AND THAT ALL DIVIDENDS WERE
   REINVESTED. FOR PURPOSES OF THIS GRAPH, THE YEARLY CHANGE IN CUMULATIVE SHAREOWNER RETURN IS MEASURED BY DIVIDING (I) THE SUM OF (A) THE CUMULATIVE AMOUNT OF DIVIDENDS FOR THE YEAR, ASSUMING DIVIDEND REINVESTMENT, AND (B) THE DIFFERENCE IN THE FAIR MARKET VALUE AT THE END AND THE BEGINNING OF THE YEAR, BY (II) THE FAIR MARKET VALUE AT THE BEGINNING OF THE YEAR. THE CHANGES DISPLAYED ARE NOT NECESSARILY INDICATIVE OF FUTURE RETURNS MEASURED BY THIS OR ANY METHOD.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                              PRINCIPAL SHAREOWNERS

         Statements filed with the Securities and Exchange Commission (SEC), pursuant to Section 13(d) of the Securities Exchange Act of 1934 (the 1934 Act), by the following persons disclose beneficial ownership of shares of UI's Common Stock (percentages are of the 14,334,922 shares outstanding as of the close of business on March 11, 1999): (1) Rhoda L. Chase, 420,000 shares, or approximately 2.93%; (2) her daughter, Cheryl A. Chase, 79,200 shares, or approximately 0.55%; (3) her son, Arnold L. Chase, 230,300 shares, or approximately 1.61%; (4) The Darland Trust, a trust for the benefit of Cheryl A. Chase and her children, and its trustee, Rothschild Trust Cayman

Limited, 146,000 shares, or approximately 1.02%; (5) David T. Chase, husband of Rhoda and father of Cheryl and Arnold, 870,000 shares, or approximately 6.07%, all of which are included in the shares listed in (1), (2), (3) and (4) of this sentence; and (6) DTC Holdings Corporation (DTCHC) (formerly known as American Ranger, Inc.), 200,000 shares, or approximately 1.40%. DTCHC is a wholly-owned subsidiary of D.T. Chase Enterprises, Inc. (DTCE) and is indirectly owned and controlled by David, Rhoda, Arnold and Cheryl Chase, trusts for the benefit of Arnold Chase and his children, and trusts for the benefit of Cheryl Chase and her children. David, Rhoda, Arnold and Cheryl Chase, DTCHC and DTCE all have as a business address One Commercial Plaza, Hartford, CT 06103. In the statements filed with the SEC, none of the shareholders listed above except David T. Chase has admitted beneficial ownership of any shares of the Company's Common Stock not held in their individual names, and all of them have disclaimed membership in any "group" with respect to the Common Stock for purposes of Section 13(d) of the 1934 Act.

         There is no other person or group of persons known to UI to be the beneficial owner of more than 5% of the shares of UI Common Stock as of the close of business on March 11, 1999.

                    STOCK OWNERSHIP OF DIRECTORS AND OFFICERS

         The following table sets forth the number of shares of Common Stock of UI beneficially owned, directly or indirectly, as of March 11, 1999, by each director and nominee director, by each of the two persons who served as the chief executive officer during 1998, and by each of the four other most highly compensated officers during 1998, and by all directors and officers as a group:

                                                             Shares
                     Name of Individual or                Beneficially
                     Number of Persons in                 Owned Directly
                           Group                          or Indirectly(1)(2)(3)
--------------------------------------------------------------------------------
                     Thelma R. Albright                         3,238
                     Marc C. Breslawsky                         4,810
                     David E.A. Carson                          8,186
                     Arnold L. Chase                          230,300
                     John F. Croweak                            3,640
                     Robert L. Fiscus                          33,065
                     Betsy Henley-Cohn                          3,913
                     John L. Lahey                              2,041
                     F. Patrick McFadden, Jr.                   3,969
                     Daniel J. Miglio                               0
                     Frank R. O'Keefe, Jr.                      5,036
                     James A. Thomas                            2,350
                     Nathaniel D. Woodson                       5,130
                     James F. Crowe                             6,924
                     Albert N. Henricksen                       3,070
                     Anthony J. Vallillo                        2,352
                     Richard J. Grossi                              0(4)
                                                              -------

   22 Directors, Nominee Directors and Officers as a group,
   including those named above                                414,326

-------------------------
(1) Based on reports furnished by the directors, nominee directors and officers. The shares reported for Mr. Chase do not include shares held by other members of his family and entities owned by them, which are described at "Principal Shareowners" above. Mr. Chase does not admit beneficial ownership of any shares other than those shown in the foregoing table, and he has denied membership in any "group" with respect to the Company's Common Stock for purposes of Section 13(d) of the Securities Exchange Act of 1934. With respect to other directors, nominee directors and officers, the shares reported in the foregoing table include, in some instances, shares held by the immediate families of directors, nominee directors and officers or entities controlled by directors, nominee directors and officers, the reporting of which is not to be construed as an admission of beneficial ownership. Each of the persons included in the foregoing table has sole voting and investment power as to the shares of Common Stock beneficially owned, directly or indirectly, by him or her, except for the following (i) as to which such powers are shared: 17,591 shares with respect to Mr. Fiscus, 110 shares with respect to Mr. Thomas, 706 shares with respect to Mr. Crowe, 422 shares with respect to Mr. Henricksen and 19,018 shares with respect to all directors, nominee directors and officers as a group, (ii) as to which such powers are held by other people or entities: 149 shares with respect to Mr. Carson, 700 shares with respect to Mr. Fiscus, 2,035 shares with respect to Ms. Henley-Cohn, 659 shares with respect to Mr. O'Keefe, 50 shares with respect to Mr. Thomas, 5,000 shares with respect to Mr. Woodson, 10 shares with respect to Mr. Crowe, and 8,823 shares with respect to all directors, nominee directors and officers as a group.
(2) The number of shares includes those held for the benefit of officers in UI's Employee Stock Ownership Plan and, in the cases of Robert L. Fiscus, 10,500 shares, and all directors, nominee directors and officers as a group, 16,300 shares, that may be acquired currently through the exercise of stock options under the Company's 1990 Stock Option Plan.
(3) Includes Stock Units, for which neither investment nor voting power is held as follows: 3,009 shares with respect to Ms. Albright, 4,710 shares with respect to Mr. Breslawsky, 7,754 shares with respect to Mr. Carson, 2,741 shares with respect to Mr. Croweak, 400 shares with respect to Ms. Henley-Cohn, 224 shares with respect to Mr. Lahey, 2,082 shares with respect to Mr. McFadden, 4,151 shares with respect to Mr. O'Keefe and 787 shares with respect to Mr. Thomas. These Stock Units are in stock accounts under UI's Non-Employee Directors' Common Stock and Deferred Compensation Plan, described below at "Director Compensation". Stock Units in this plan are payable, in an equivalent number of shares of UI Common Stock, upon termination of service on the Board of Directors.
(4) Mr. Grossi served as Chief Executive Officer of UI from January 1, 1998 to May 20, 1998. He retired as an officer and director on December 31, 1998.

         The number of shares of Common Stock beneficially owned by Mr. Chase, as listed in the foregoing table, is approximately 1.6% of the 14,334,922 shares of Common Stock outstanding as of March 11, 1999. The number of shares of Common Stock beneficially owned by each of the other persons included in the foregoing table is less than 1% of the outstanding shares of Common Stock as of March 11, 1999; and the number of shares of Common Stock beneficially owned by all of the directors, nominee directors and officers as a group represents approximately 2.9% of the outstanding shares of Common Stock as of March 11, 1999.

Item 13. Certain Relationships and Related Transactions.

         Since January 1, 1998, there has been no transaction, relationship or indebtedness of the kinds described in Item 404 of Regulation S-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 9, 1999                THE UNITED ILLUMINATING COMPANY



                                    By:        /s/ Robert L. Fiscus
                                       ---------------------------------------
                                                   Robert L. Fiscus
                                       Vice Chairman of the Board of Directors
                                               and Chief Financial Officer