Form 10-Q
period 1999-03-31
UNITED ILLUMINATING CO
filed 1999-05-14
CIK 101265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 1999

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

     The number of shares outstanding of the issuer's only class of common stock, as of March 31, 1999, was 14,334,922.

                                      INDEX

                            PART I. FINANCIAL INFORMATION

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

Item 1.  Financial Statements.                                              3

         Consolidated Statement of Income for the three months
           ended March 31, 1999 and 1998.                                   3
         Consolidated Balance Sheet as of March 31, 1999
           and December 31, 1998.                                           4
         Consolidated Statement of Cash Flows for the three months
           ended March 31, 1999 and 1998.                                   6

         Notes to Consolidated Financial Statements.                        7
           -   Statement of Accounting Policies                             7
           -   Capitalization                                               7
           -   Rate-Related Regulatory Proceedings                          8
           -   Short-term Credit Arrangements                              11
           -   Income Taxes                                                13
           -   Supplementary Information                                   14
           -   Fuel Financing Obligations and Other Lease Obligations      15
           -   Commitments and Contingencies                               15
               -  Capital Expenditure Program                              15
               -  Nuclear Insurance Contingencies                          15
               -  Other Commitments and Contingencies                      16
                  - Connecticut Yankee                                     16
                  - Hydro-Quebec                                           16
                  - Environmental Concerns                                 17
                  - Site Decontamination, Demolition and Remediation Costs 17
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning     17

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                        19

           -   Major Influences on Financial Condition                     19
           -   Capital Expenditure Program                                 20
           -   Liquidity and Capital Resources                             21
           -   Subsidiary Operations                                       22
           -   Results of Operations                                       22
           -   Looking Forward                                             24

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                29

Item 6.  Exhibits and Reports on Form 8-K.                                 29

         SIGNATURES                                                        30

                          PART I: FINANCIAL INFORMATION
                          ITEM I: FINANCIAL STATEMENTS
                         THE UNITED ILLUMINATING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      (Thousands except per share amounts)
                                   (Unaudited)

                                                                         Three Months Ended
                                                                             March 31,
                                                                       1999                1998
                                                                       ----                ----

OPERATING REVENUES (NOTE G)                                           $168,667            $162,474
                                                                  -------------       -------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                    33,899              40,541
     Capacity purchased                                                  9,062               6,222
     Other                                                              38,754              33,309
  Maintenance                                                            9,446              11,033
  Depreciation (Note G)                                                 17,739              20,806
  Amortization of cancelled nuclear project,
        deferred return and regulatory tax asset                         7,026               3,440
  Income taxes (Note F)                                                 15,525              11,487
  Other taxes (Note G)                                                  14,009              12,959
                                                                  -------------       -------------
       Total                                                           145,460             139,797
                                                                  -------------       -------------
OPERATING INCOME                                                        23,207              22,677
                                                                  -------------       -------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction                       13                  30
  Other-net (Note G)                                                      (469)                445
  Non-operating income taxes                                               891                  83
                                                                  -------------       -------------
       Total                                                               435                 558
                                                                  -------------       -------------
INCOME BEFORE INTEREST CHARGES                                          23,642              23,235
                                                                  -------------       -------------
INTEREST CHARGES
  Interest on long-term debt                                            12,227              13,523
  Interest on Seabrook obligation bonds owned by the company            (1,711)             (1,818)
  Other interest (Note G)                                                1,856                 844
  Allowance for borrowed funds used during construction                   (448)               (129)
                                                                  -------------       -------------
                                                                        11,924              12,420
  Amortization of debt expense and redemption premiums                     614                 650
                                                                  -------------       -------------
       Net Interest Charges                                             12,538              13,070
                                                                  -------------       -------------

MINORITY INTEREST IN PREFERRED SECURITIES                                1,203               1,203
                                                                  -------------       -------------

NET INCOME                                                               9,901               8,962
Dividends on preferred stock                                                51                  51
                                                                  -------------       -------------
INCOME APPLICABLE TO COMMON STOCK                                       $9,850              $8,911
                                                                  =============       =============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                     14,042              13,987
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                   14,044              13,997

EARNINGS PER SHARE OF COMMON STOCK - BASIC AND DILUTED                   $0.70               $0.64

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                        $0.72               $0.72


                 The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                             (Thousands of Dollars)

                                                       March 31,         December 31,
                                                         1999                1998*
                                                         ----                ----
                                                      (Unaudited)
Utility Plant at Original Cost
  In service                                             $1,888,526          $1,886,930
  Less, accumulated provision for depreciation              729,772             714,375
                                                    ----------------    ----------------
                                                          1,158,754           1,172,555

Construction work in progress                                29,622              33,695
Nuclear fuel                                                 24,944              20,174
                                                    ----------------    ----------------
     Net Utility Plant                                    1,213,320           1,226,424
                                                    ----------------    ----------------


Other Property and Investments                               38,507              37,873
                                                    ----------------    ----------------

Current Assets
  Cash and temporary cash investments                        19,042             101,445
  Accounts receivable
   Customers, less allowance for doubtful
     accounts of $1,800 and $1,800                           55,469              54,178
   Other                                                     29,685              37,472
  Accrued utility revenues                                   21,450              21,079
  Fuel, materials and supplies, at average cost              34,040              33,613
  Prepayments                                                12,468               7,424
  Other                                                       1,503                 154
                                                    ----------------    ----------------
     Total                                                  173,657             255,365
                                                    ----------------    ----------------

Deferred Charges
  Unamortized debt issuance expenses                          9,105               9,421
  Other                                                       2,477               1,664
                                                    ----------------    ----------------
     Total                                                   11,582              11,085
                                                    ----------------    ----------------

Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
  Income taxes due principally to book-tax differences      259,452             264,811
  Connecticut Yankee                                         40,861              42,633
  Deferred return - Seabrook Unit 1                           9,439              12,586
  Unamortized redemption costs                               23,175              23,468
  Unamortized cancelled nuclear projects                     10,659              10,952
  Uranium enrichment decommissioning cost                     1,143               1,177
  Other                                                       4,613               4,962
                                                    ----------------    ----------------
     Total                                                  349,342             360,589
                                                    ----------------    ----------------

                                                         $1,786,408          $1,891,336
                                                    ================    ================

*Derived from audited financial statements

           The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                                  THE UNITED ILLUMINATING COMPANY
                                     CONSOLIDATED BALANCE SHEET

                                   CAPITALIZATION AND LIABILITIES
                                       (Thousands of Dollars)

                                                                March 31,            December 31,
                                                                  1999                  1998*
                                                                  ----                  ----
                                                              (Unaudited)
Capitalization (Note B)
  Common stock equity
    Common stock                                                      $292,006              $292,006
    Paid-in capital                                                      2,108                 2,046
    Capital stock expense                                               (2,182)               (2,182)
    Unearned employee stock ownership plan equity                       (9,972)              (10,210)
    Retained earnings                                                  163,587               163,847
                                                            -------------------    ------------------
                                                                       445,547               445,507
  Preferred stock                                                          -                   4,299
  Minority interest in preferred securities                             50,000                50,000
  Long-term debt
    Long-term debt                                                     730,586               757,370
    Investment in Seabrook obligation bonds                            (87,413)              (92,860)
                                                            -------------------    ------------------
      Net long-term debt                                               643,173               664,510
                                                            -------------------    ------------------

          Total                                                      1,138,720             1,164,316
                                                            -------------------    ------------------

Noncurrent Liabilities
  Connecticut Yankee contract obligation                                30,759                32,711
  Pensions accrued                                                      27,412                31,097
  Nuclear decommissioning obligation                                    24,213                23,045
  Obligations under capital leases                                      16,415                16,506
  Other                                                                  6,358                 6,622
                                                            -------------------    ------------------
          Total                                                        105,157               109,981
                                                            -------------------    ------------------

Current Liabilities
  Current portion of preferred stock                                     4,299                  -
  Current portion of long-term debt                                      6,806                66,202
  Notes payable                                                         82,172                86,892
  Accounts payable                                                      25,377                53,440
  Dividends payable                                                     10,160                10,155
  Taxes accrued                                                         23,440                 9,015
  Interest accrued                                                      14,108                10,203
  Obligations under capital leases                                         354                   348
  Other accrued liabilities                                             36,585                39,845
                                                            -------------------    ------------------
          Total                                                        203,301               276,100
                                                            -------------------    ------------------

Customers' Advances for Construction                                     1,866                 1,867
                                                            -------------------    ------------------

Regulatory Liabilities (future amounts owed to customers
                        through the ratemaking process)
  Accumulated deferred investment tax credits                           15,433                15,623
  Other                                                                  3,051                 2,065
                                                            -------------------    ------------------
          Total                                                         18,484                17,688
                                                            -------------------    ------------------

Deferred Income Taxes (future tax liabilities owed
                       to taxing authorities)                          318,880               321,384
Commitments and Contingencies (Note L)
                                                            -------------------    ------------------
                                                                    $1,786,408            $1,891,336
                                                            ===================    ==================

* Derived from audited financial statements

                 The accompanying Notes to Consolidated Financial
              Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                           Three Months Ended
                                                                               March 31,
                                                                          1999              1998
                                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                               $9,901           $8,962
                                                                      ------------      -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                         22,466           21,851
     Deferred income taxes                                                   (732)          (2,251)
     Deferred investment tax credits - net                                   (190)            (190)
     Amortization of nuclear fuel                                           3,191            1,265
     Allowance for funds used during construction                            (461)            (159)
     Amortization of deferred return                                        3,147            3,147
     Changes in:
                   Accounts receivable - net                                6,496            6,339
                   Fuel, material and supplies                               (427)          (3,768)
                   Prepayments                                             (5,044)          (2,968)
                   Accounts payable                                       (28,063)         (26,051)
                   Interest accrued                                         3,905            2,528
                   Taxes accrued                                           14,425           11,919
                   Other assets and liabilities                            (9,818)          (2,792)
                                                                      ------------      -----------
     Total Adjustments                                                      8,895            8,870
                                                                      ------------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  18,796           17,832
                                                                      ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                                300            4,015
  Long-term debt                                                                -           99,780
  Notes payable                                                            (4,720)           7,369
  Securities redeemed and retired:
    Long-term debt                                                        (86,202)        (133,976)
  Expense of issue                                                              -             (800)
  Lease obligations                                                           (85)             (82)
  Dividends
    Preferred stock                                                           (51)             (51)
    Common stock                                                          (10,104)         (10,000)
                                                                      ------------      -----------
NET CASH USED IN FINANCING ACTIVITIES                                    (100,862)         (33,745)
                                                                      ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Plant expenditures, including nuclear fuel                              (5,784)          (8,356)
   Investment in debt securities                                            5,447            8,528
                                                                      ------------      -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          (337)             172
                                                                      ------------      -----------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                                 (82,403)         (15,741)
BALANCE AT BEGINNING OF PERIOD                                            101,445           32,002
                                                                      ------------      -----------
BALANCE AT END OF PERIOD                                                  $19,042          $16,261
                                                                      ============      ===========

CASH PAID DURING THE PERIOD FOR:
  Interest (net of amount capitalized)                                     $6,306          $10,626
                                                                      ============      ===========
  Income taxes                                                             $3,700           $2,900
                                                                      ============      ===========

                    The accompanying Notes to Consolidated Financial
                Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

     The consolidated financial statements of the Company and its wholly-owned subsidiary, United Resources, Inc., have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 1998. Such notes are supplemented as follows:

(A)  STATEMENT OF ACCOUNTING POLICIES

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

     The weighted average AFUDC rate applied in the first three months of 1999 and 1998 was 7.0% and 8.0%, respectively, on a before-tax basis.

NUCLEAR DECOMMISSIONING TRUSTS

     External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $666,000 and $645,000 in the first three months of 1999 and 1998, respectively, into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At March 31, 1999, the Company's shares of the trust fund balances, which included accumulated earnings on the funds, were $17.4 million and $6.9 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

 (B)  CAPITALIZATION

     (A) COMMON STOCK

     The Company had 14,334,922 shares of its common stock, no par value, outstanding at March 31, 1999, of which 293,374 shares were unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP") and not recognized as outstanding for accounting purposes.

     In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. The Connecticut Department of Public Utility Control (DPUC) has approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 3,500 shares of stock at an exercise price of $30 per share, 7,800 shares of stock at an exercise price of $39.5625 per share, and 5,000 shares of stock at an exercise price of $42.375 per share have been granted by the Board of Directors and remained outstanding at March 31, 1999. No options were exercised during the first quarter of 1999.

                         THE UNITED ILLUMINATING COMPANY

     The Company has entered into an arrangement under which it loaned $11.5 million to The United Illuminating Company ESOP. The trustee for the ESOP used the funds to purchase shares of the Company's common stock in open market transactions. The shares will be allocated to employees' ESOP accounts, as the loan is repaid, to cover a portion of the Company's required ESOP contributions. The loan will be repaid by the ESOP over a twelve-year period, using the Company contributions and dividends paid on the unallocated shares of the stock held by the ESOP. As of March 31, 1999, 293,374 shares, with a fair market value of $12.3 million, had been purchased by the ESOP and had not been committed to be released or allocated to ESOP participants.

     (B) RETAINED EARNINGS RESTRICTION

     The indenture under which $200 million principal amount of Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $105.4 million were free from such limitations at March 31, 1999.

     (C) PREFERRED STOCK

     On April 8, 1999, the Company called for redemption all 10,370 shares of its outstanding $100 par value 4.35% Preferred Stock, Series A, all 17,158 shares of its outstanding $100 par value 4.72% Preferred Stock, Series B, all 12,745 shares of its outstanding $100 par value 4.64% Preferred Stock, Series C and all 2,712 shares of its outstanding $100 par value 5 5/8% Preferred Stock, Series D. The Company paid a redemption premium of $53,355 in effecting these redemptions, which were completed on May 14, 1999.

     (E) LONG-TERM DEBT

     On February 1, 1999, the Company converted $7.5 million principal amount Connecticut Development Authority Bonds from a weekly reset mode to a five-year multiannual mode. The interest rate on the Bonds for the five-year period beginning February 1, 1999 is 4.35% and interest will be paid semi-annually beginning on August 1, 1999. In addition, on February 1, 1999, the Company converted $98.5 million principal amount Business Finance Authority of the State of New Hampshire Bonds from a weekly reset mode to a multiannual mode. The interest rate on $27.5 million principal amount of the Bonds is 4.35% for a three-year period beginning February 1, 1999. The interest rate on $71 million principal amount of the Bonds is 4.55% for a five-year period. Interest on the Bonds will be paid semi-annually beginning on August 1, 1999.

     On March 8, 1999, the Company prepaid and terminated $20 million of the remaining $70 million outstanding debt under its $150 million Term Loan Agreement dated August 29, 1995. On April 16, 1999, the Company prepaid and terminated the entire remaining $50 million outstanding debt under said $150 million Term Loan Agreement, and the entire $75 million outstanding debt under its Term Loan Agreement dated October 25, 1996.

(C) RATE-REGULATED REGULATORY PROCEEDINGS

     In April  1998,  Connecticut  enacted  Public Act 98-28 (the  Restructuring
Act), a massive and complex statute designed to restructure the State's regulated electric utility industry. The business of generating and supplying electricity directly to consumers will be price-deregulated and opened to competition beginning in the year 2000. At that time, these business activities will be separated from the business of delivering electricity to consumers, also known as the transmission and distribution business. The business of delivering electricity will remain with the incumbent franchised utility companies (including the Company), which will continue to be regulated by the DPUC as Distribution Companies. Beginning in 2000, each retail consumer of electricity in Connecticut (excluding consumers served by municipal electric systems) will be able to choose his, her or its supplier of electricity from among competing licensed suppliers, for delivery over the wires system of the franchised Distribution Company. Commencing no later than mid-1999, Distribution Companies will be required to separate on consumers' bills the

                        THE UNITED ILLUMINATING COMPANY
charge for electricity generation services from the charge for delivering the electricity and all other charges. On July 29, 1998, the DPUC issued the first of what are expected to be several orders relative to this "unbundling" requirement, and has now reopened its proceeding to consider the amount of the generation services charge to be included on consumers' bills.

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

      In May of 1998, the Company announced that it would commence selling, through a two-stage bidding process, all of its non-nuclear generation assets, in compliance with the Restructuring Act. On October 2, 1998, the Company agreed to sell both of its operating fossil-fueled generating stations, Bridgeport Harbor Station and New Haven Harbor Station, to Wisvest-Connecticut, LLC, a single-purpose subsidiary of Wisvest Corporation. Wisvest Corporation is a non-utility subsidiary of Wisconsin Energy Corporation, Milwaukee, Wisconsin. On February 24, 1999, the Federal Energy Regulatory Commission issued an order authorizing the sale, on March 5, 1999, the DPUC issued a decision approving the sale; and the sale was completed on April 16, 1999.

      The Company has received approximately $277.9 million in cash from this sale of its operating fossil-fueled generating stations, which amount is subject to certain post-closing adjustments. The Company realized a small book gain from the sale proceeds net of taxes and plant investment. However, under the Restructuring Act, this gain will be offset by a writedown of above-market generation costs eligible for collection by the Company under the Restructuring Act's competitive transition assessment, such as regulated plant costs and tax-related regulatory assets or other costs related to the restructuring transition, such that there will be no net income effect of the sale. The Company used the net cash proceeds from the sale to reduce debt.

      On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, the Company stated that it plans to divest its nuclear generation ownership interests (17.5% of Seabrook Station in New Hampshire and 3.685% of Millstone Station Unit No. 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. The divestiture method has not yet been determined. In anticipation of ultimate divestiture, the

                        THE UNITED ILLUMINATING COMPANY

Company proposed to satisfy, on a functional basis, the Restructuring Act's requirement that nuclear generating assets be separated from its transmission and distribution assets. This would be accomplished by transferring the nuclear generating assets into a separate new division of the Company, using divisional financial statements and accounting to segregate all revenues, expenses, assets and liabilities associated with nuclear ownership interests. In a draft decision dated April 23, 1999, the DPUC tentatively approved the Company's proposal in this regard.

      The Company's unbundling plan also proposes to separate its ongoing regulated transmission and distribution operations and functions, that is, the Distribution Company assets and operations, from all of its unregulated operations and activities. This would be achieved by undergoing a corporate restructuring into a holding company structure. In the holding company structure proposed, the Company will become a wholly-owned subsidiary of a holding company, and each share of the common stock of the Company will be converted into a share of common stock of the holding company. In connection with the formation of the holding company structure, all of the Company's interests in all of its operating unregulated subsidiaries will be transferred to the holding company and, to the extent new businesses are subsequently acquired or commenced, they will also be financed and owned by the holding company. An application for the DPUC's approval of this corporate restructuring was filed on November 13, 1998. DPUC hearings on the corporate unbundling plan and corporate restructuring commenced on February 18, 1999. In a draft decision dated April 23, 1999, the DPUC tentatively approved the proposed corporate restructuring. A final decision is expected in late May. The proposed corporate restructuring is also subject to approval by the Company's common stock shareowners and by the Federal Energy Regulatory Commission and the Nuclear Regulatory Commission.

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

                        THE UNITED ILLUMINATING COMPANY

FIVE-YEAR RATE PLAN
-------------------

      On December 31, 1996, the DPUC completed a financial and operational review of the Company and ordered a five-year incentive regulation plan for the years 1997 through 2001 (the Rate Plan). The DPUC did not change the existing base rates charged to retail customers, but did provide for retail customer price reductions of about 5% compared to 1996 and phased-in over 1997-2001; 3% in 1997 compared to 1996, an additional 1% in 2000 and another 1% in 2001 compared to 1996. The price reductions are accomplished primarily through reductions of conservation adjustment mechanism revenues, through a surcredit in each of the five plan years, and through acceptance of the Company's proposal to modify the operation of the fossil fuel clause mechanism. The Rate Plan also increased amortization of the Company's conservation and load management program investments during 1997-1998, and accelerated the amortization recovery of unspecified assets during 1999-2001 if the Company's return on utility common stock equity exceeds 10.5%, on an annual basis, after recording the amortization. The specified accelerated amortizations for 1999-2001, on an after-tax basis, are $12.1 million, $29.7 million and $32.8 million, respectively. The Company's authorized return on utility common stock equity under the Rate Plan is 11.5%, on an annual basis. Earnings above 11.5% are to be "shared" by utilizing one-third for retail customer price reductions, one-third for increased amortization of regulatory assets, and one-third retained as earnings.

     The Rate Plan had significant impacts on the Company's 1998 financial results. Retail customer prices actually decreased by approximately 4.8% in 1998 compared to 1996. Also in 1998, all of the increased amortization of the Company's conservation and load management program investments prescribed by the Rate Plan were recorded. No "shared" earnings were recorded in 1998 because one-time items reduced the Company's return on utility common stock equity to less than 11.5%, although earnings from operations, excluding one-time items, would have been above 11.5% and "sharing" would have occurred based on earnings from operations alone. See "Results of Operations" for a more complete discussion of these results.

     The Rate Plan was reopened in 1998, in accordance with its terms, to determine the assets to be subjected to accelerated recovery in 1999, 2000 and 2001. The DPUC decided on February 10, 1999 that $12.1 million of the Company's regulatory tax assets will be subjected to accelerated recovery in 1999. The DPUC has not yet determined the assets to be subjected to recovery after 1999. The Rate Plan also includes a provision that it may be reopened and modified upon the enactment of electric utility restructuring legislation in Connecticut and, as a consequence of the 1998 Restructuring Act described above, the Rate Plan may be reopened and modified. However, aside from implementing an additional price reduction in 2000 to achieve the minimum aggregate 10% price reduction compared to 1996 required by the Restructuring Act and the probable reductions in the accelerated amortizations scheduled in the Rate Plan, the Company is unable to predict, at this time, in what other respects the Rate Plan may be modified on account of this legislation.

(E)  SHORT-TERM CREDIT ARRANGEMENTS

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 8, 1999. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by either the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of March 31, 1999, the Company had no short-term borrowings outstanding under this facility.

     On April 16, 1999, the Company repaid and terminated an $80 million revolving credit agreement prior to its June 7, 1999 due date.

                        THE UNITED ILLUMINATING COMPANY

     In addition, as of March 31, 1999, one of the Company's indirect subsidiaries, American Payment Systems, Inc., had borrowings of $2.1 million outstanding under a bank line of credit agreement.

                         THE UNITED ILLUMINATING COMPANY

(F) INCOME TAXES

                                                      Three Months Ended
                                                           March 31,
                                                    1999               1998
                                                    ----               ----
                                                             (000's)
Income tax expense consists of:

Income tax provisions:
  Current
           Federal                                   $12,337            $10,719
           State                                       3,219              3,126
                                                -------------      -------------
               Total current                          15,556             13,845
                                                -------------      -------------
  Deferred
           Federal                                      (154)            (1,551)
           State                                        (578)              (700)
                                                -------------      -------------
               Total deferred                           (732)            (2,251)
                                                -------------      -------------

  Investment tax credits                                (190)              (190)
                                                -------------      -------------
     Total income tax expense                        $14,634            $11,404
                                                =============      =============

Income tax components charged as follows:
  Operating expenses                                 $15,525            $11,487
  Other income and deductions - net                     (891)               (83)
                                                -------------      -------------
     Total income tax expense                        $14,634            $11,404
                                                =============      =============


The following table details the components
 of the deferred income taxes:
     Seabrook sale/leaseback transaction             ($2,082)           ($2,181)
     Pension benefits                                  1,525                600
     Accelerated depreciation                          1,250              1,534
     Tax depreciation on unrecoverable plant
       investment                                      1,188              1,212
     Unit overhaul and replacement power costs          (898)              (398)
     Conservation and load management                   (873)            (2,007)
     Postretirement benefits                            (433)              (102)
     Other - net                                        (409)              (909)
                                                -------------      -------------
Deferred income taxes - net                            ($732)           ($2,251)
                                                =============      =============

                         THE UNITED ILLUMINATING COMPANY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(G)  SUPPLEMENTARY INFORMATION

                                                               Three Months Ended
                                                                    March 31,
                                                             1999               1998
                                                             ----               ----
                                                                    (000's)
Operating Revenues
------------------
     Retail                                                $152,391           $146,545
     Wholesale - capacity                                     1,854              3,426
               - energy                                      11,739             11,389
     Other                                                    2,683              1,114
                                                       -------------      -------------
          Total Operating Revenues                         $168,667           $162,474
                                                       =============      =============

Sales by Class(MWH's)
---------------------
    Retail
     Residential                                            533,768            488,329
     Commercial                                             553,798            564,789
     Industrial                                             269,060            265,628
     Other                                                   12,199             12,173
                                                       -------------      -------------
                                                          1,368,825          1,330,919
    Wholesale                                               652,746            508,317
                                                       -------------      -------------
          Total Sales by Class                            2,021,571          1,839,236
                                                       =============      =============

Depreciation
------------
     Plant in Service                                       $14,655            $14,330
     Amortization Conservation and
        Load Management Costs                                 2,418              5,657
     Nuclear Decommissioning                                    666                819
                                                       -------------      -------------
                                                            $17,739            $20,806
                                                       =============      =============

Other Taxes
-----------
    Charged to:
     Operating:
        State gross earnings                                 $5,854             $5,621
        Local real estate and personal property               6,326              5,482
        Payroll taxes                                         1,829              1,856
                                                       -------------      -------------
                                                             14,009             12,959
     Nonoperating and other accounts                            134                148
                                                       -------------      -------------
          Total Other Taxes                                 $14,143            $13,107
                                                       =============      =============

Other Income and (Deductions) - net
-----------------------------------
     Interest income                                           $667               $320
     Equity earnings from Connecticut Yankee                    181                307
     Earnings (Loss) from subsidiary companies               (1,206)               195
     Miscellaneous other income and (deductions) - net         (111)              (377)
                                                       -------------      -------------
          Total Other Income and (Deductions) - net           ($469)              $445
                                                       =============      =============

Other Interest Charges
----------------------
     Notes Payable                                           $1,284               $518
     Other                                                      572                326
                                                       -------------      -------------
          Total Other Interest Charges                       $1,856               $844
                                                       =============      =============

                        THE UNITED ILLUMINATING COMPANY

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

     The Company has a Fossil Fuel Supply Agreement with a financial institution providing for the financing of up to $37.5 million of fossil fuel purchases. Under this agreement, the financing entity may acquire and/or store natural gas, coal and fuel oil for sale to the Company, and the Company may purchase these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to May 2000, when it will terminate. At March 31, 1999, no fossil fuel purchases were being financed under this agreement. On April 16, 1999, the Company sold all of its operating non-nuclear generation facilities to an unaffiliated entity. See Note (C) "Rate-Related Regulatory Proceedings". As a result, the Company will not finance any fuel purchases under this agreement prior to its termination in May 2000.

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

     The Company's estimate of its remaining share of Connecticut Yankee costs, including decommissioning, less return of investment (approximately $10.1 million) and return on investment (approximately $4.5 million) at March 31, 1999, is approximately $30.8 million. This estimate, which is subject to ongoing review and revision, has been recorded by the Company as an obligation and a regulatory asset on the Consolidated Balance Sheet.

                                  HYDRO-QUEBEC

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which the Company has a 5.45% participating share, has a 690 megawatt equivalent capacity value; and Phase II, in which the Company has a 5.45% participating share, increased the equivalent capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. A Firm Energy Contract, which currently provides for the sale of 9 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, is scheduled to expire in September of 2001, but is subject to extension in order to remedy deficiencies in deliveries of energy by Hydro-Quebec. Additionally, the Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of March 31, 1999, the Company's guarantee liability for this debt was approximately $6.7 million.

                        THE UNITED ILLUMINATING COMPANY

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

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

     The Company has estimated that the total cost of decontaminating and demolishing its Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $8.3 million had been incurred as of March 31, 1999, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 DPUC retail rate decision, beginning January 1, 1993, the Company has been recovering through retail rates $1.075 million of the remediation costs per year. The remediation costs, property value and recovery from customers will be subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

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

     As described at Note (C) "Rate-Regulated Regulatory Proceedings" above, the Company has sold its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut's electric utility industry restructuring legislation. Environmental assessments performed in connection with the marketing of these plants indicate that substantial remediation expenditures will be required in order to bring the plant sites into compliance with applicable Connecticut minimum standards following their sale. The purchaser of the plants has agreed to undertake and pay for the major portion of this remediation. However, the Company will be responsible for remediation of the portions of the plant sites that will be retained by it.

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $497 million (in 1999 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be approximately $87 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the first quarter of 1999 was $0.5 million. UI's share of the fund at March 31, 1999 was approximately $17.4 million.

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The current decommissioning cost estimate for Millstone Unit 3 is $560 million (in 1999 dollars), of which the Company's share would be approximately $21 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to a

                        THE UNITED ILLUMINATING COMPANY
decommissioning trust fund managed by Northeast Utilities (NU). UI's share of the Millstone Unit 3 decommissioning payments made during the first quarter of 1999 was $0.1 million. UI's share of the fund at March 31, 1999 was approximately $6.9 million. The current decommissioning cost estimate for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit commencing in 1997, is $476 million, of which UI's share would be $45 million. Through March 31, 1999, $93.0 million has been expended for decommissioning. The projected remaining decommissioning cost is $391 million, of which UI's share would be $37 million. The decommissioning trust fund for the Connecticut Yankee Unit is also managed by NU. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $0.6 million were funded by UI during the first quarter of 1999, and UI's share of the fund at March 31, 1999 was $24.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                     MAJOR INFLUENCES ON FINANCIAL CONDITION

     In April  1998,  Connecticut  enacted  Public Act 98-28 (the  Restructuring
Act), a massive and complex statute designed to restructure the State's regulated electric utility industry. See Note (C), "Rate-Related Regulatory
Proceedings", for a discussion of the Restructuring Act and its impact on the Company.

     The Company's financial condition will continue to be dependent on the level of its retail and wholesale sales and the Company's ability to control expenses. The two primary factors that affect sales volume are economic conditions and weather. Total operation and maintenance expense, excluding one-time items and cogeneration capacity purchases, declined by 1.1%, on average, during the past 5 years. There will be significant changes to operation and maintenance expense and other expenses in 1999, partly as a result of the Generation Asset Divestiture described in "Looking Forward" below.

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

(1) Reflects divestiture of operating fossil-fueled generation plant on April 16, 1999. See Note (C), "Rate-Related Regulatory Proceedings", for a description of this divestiture. Remaining operating generation is nuclear, excluding nuclear fuel.

(2) Additional amortization of unspecified regulatory assets, as ordered by the Connecticut Department of Public Utility Control in its December 31, 1996 retail rate order, provided that, as expected, common equity return on utility investment exceeds 10.5% after recording the additional amortization. Substantially all of this accelerated amortization may have to be eliminated in order to achieve the minimum 10% price reduction (compared to the average fully bundled prices in effect on December 31,
       1996), while providing for the added costs imposed by Public Act 98-28, a statute enacted by Connecticut, designed to restructure the State's regulated electric utility industry. See Note (C), "Rate-Related Regulatory Proceedings", for a discussion of this statute.

                         LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had $19.0 million of cash and temporary cash investments, a decrease of $82.4 million from the balance at December 31, 1998. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                   (Millions)

   Balance, December 31, 1998                                        $ 101.4
                                                                       ------

   Net cash provided by operating activities                            18.8

   Net cash provided by (used in) financing activities:
   - Financing activities, excluding dividend payments                 (90.7)
   - Dividend payments                                                 (10.2)
   Net cash provided by investing activities, excluding investment
     in plant                                                            5.5
   Cash invested in plant, including nuclear fuel                       (5.8)
                                                                       -----
             Net Change in Cash                                        (82.4)

   Balance, March 31, 1999                                             $19.0
                                                                        ====


     The Company's capital requirements are presently projected as follows:

                                                                  1999       2000       2001       2002       2003
                                                                  ----       ----       ----       ----       ----
                                                                                     (millions)
Cash on Hand - Beginning of Year                                 $101.4      $34.5      $9.0      $42.7      $  -
Internally Generated Funds less Dividends                          98.4       59.4      57.4       64.4       72.7
Net Proceeds from Sale of Fossil Generation Plants                160.0        -          -          -          -
                                                                  -----       ----      ----      -----       ----
         Subtotal                                                 359.8       93.9      66.4      107.1       72.7

Less:
Capital Expenditures (excluding AFUDC)                             30.7       34.5      23.4       18.9       23.3
                                                                  -----       ----      ----      -----       ----

Cash Available to pay Debt Maturities and Redemptions             329.1       59.4      43.0       88.2       49.4

Less:
Maturities and Mandatory Redemptions                               69.6        0.4       0.3      100.3      100.5
Optional Redemptions                                              145.0       50.0        -          -          -
Repayment of Short-Term Borrowings                                 80.0         -         -          -          -
                                                                  -----       ---- -   -----      -----      -----

External Financing Requirements (Surplus)                        $(34.5)     $(9.0)   $(42.7)     $12.1      $51.1
                                                                  =====       ====     =====       ====       ====

Note:Internally  Generated  Funds  less  Dividends,   Capital  Expenditures  and
     External Financing Requirements are estimates based on current earnings and cash flow projections, including the implementation of the legislative mandate to achieve a 10% price reduction from December 31, 1996 price levels by the year 2000. Connecticut's Restructuring Act, described at Note
     (C), "Rate-Related Regulatory Proceedings", required the Company to divest itself of its fossil-fueled generating plants and requires it to attempt to divest itself of its ownership interests in nuclear-fueled generating units prior to January 1, 2004. This forecast reflects the net after-tax proceeds from the divestiture of fossil-fueled generation plants on April 16, 1999. All of these estimates are subject to change due to future events and conditions that may be substantially different from those used in developing the projections.

     All of the Company's capital requirements that exceed available cash will have to be provided by external financing. Although the Company has no commitment to provide such financing from any source of funds, other than a $75 million revolving credit agreement with a group of banks, described below, the Company expects to be able to satisfy its external financing needs by issuing additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and the level of the Company's income and cash flow.

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 8, 1999. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by either the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of March 31, 1999, the Company had no short-term borrowings outstanding under this facility.

                              SUBSIDIARY OPERATIONS

     UI has one wholly-owned subsidiary, United Resources, Inc. (URI), that serves as the parent corporation for several unregulated businesses, each of which is incorporated separately to participate in business ventures that will complement UI's regulated electric utility business and provide long-term rewards to UI's shareowners.

     URI has four wholly-owned subsidiaries. The largest URI subsidiary, American Payment Systems, Inc., manages a national network of agents for the processing of bill payments made by customers of UI and other utilities. It manages agent networks in 36 states and processed approximately $7.5 billion in customer payments during 1998, generating operating revenues of approximately $33.7 million and operating income of approximately $1.7 million. Another subsidiary of URI, Thermal Energies, Inc., owns and operates heating and cooling energy centers in commercial and institutional buildings, and is participating in the development of district heating and cooling facilities in the downtown New Haven area, including the energy center for an office tower and participation as a 52% partner in the energy center for a city hall and office tower complex. A third URI subsidiary, Precision Power, Inc., provides power-related equipment and services to the owners of commercial buildings, government buildings and industrial facilities. URI's fourth subsidiary, United Bridgeport Energy, Inc., is a 33 1/3% owner of Bridgeport Energy, LLC, which is completing construction of a 500-megawatt merchant wholesale electric generating facility in Bridgeport, Connecticut.

                              RESULTS OF OPERATIONS

FIRST QUARTER OF 1999 VS. FIRST QUARTER OF 1998
-----------------------------------------------

     Earnings for the first quarter of 1999 were $9.9 million, or $.70 per share (on both a basic and diluted basis), up $1.0 million, or $.06 per share, from the first quarter of 1998. Excluding one-time items, earnings from operations were $9.3 million, or $.66 per share, up $.02 per share from the first quarter of 1998.

     The one-time items recorded in the first quarter of 1999 were:
                                                                           EPS
 ------------------------------------------------------------------------------
    1999 Quarter 1   Purchased power expense refund                       $.12
                     "Sharing" of earnings due to refund                 $(.08)
 ------------------------------------------------------------------------------

     Retail revenues from operations increased by $6.8 million in the first quarter of 1999 compared to the first quarter of 1998, as electric sales increased for reasons detailed below. Retail revenues decreased by $1.0 million because of "sharing" of earnings required under the current regulatory structure as applied to the one-time gain recorded in the first quarter of 1999. Retail fuel and energy expense decreased by $5.0 million, primarily from lower fossil fuel prices, and there was an increase of $0.2 million in revenue-based taxes. Overall, retail sales margin (revenue less fuel expense and revenue-based taxes) from operations increased by $11.6 million or 10.3%. The principal components of the retail sales margin change for the quarter, year over year, include:
                                                                   $ millions
 ------------------------------------------------------------------ -----------
 Revenue from:
 ------------------------------------------------------------------ -----------
   Estimate of "real" retail sales growth, up 2.9%                    4.3
 ------------------------------------------------------------------ -----------
   Estimate of weather affect on retail sales, up 1.6%                2.4
 ------------------------------------------------------------------ -----------
   Sales decrease from Yale University cogeneration, (1.7)%          (2.5)
 ------------------------------------------------------------------ -----------
   Price mix of sales and other                                       2.5
 ------------------------------------------------------------------ -----------
   "Sharing" due to one-time gain                                    (1.0)
 ------------------------------------------------------------------ -----------
 Fuel and energy, margin effect:
 ------------------------------------------------------------------ -----------
   Sales increase                                                    (0.7)
 ------------------------------------------------------------------ -----------
   Nuclear fuel prices to account for previously spent fuel          (0.8)
 ------------------------------------------------------------------ -----------
   Fossil fuel price                                                  6.6
 ------------------------------------------------------------------ -----------

     Net wholesale margin (wholesale revenue less wholesale expense) decreased by $2.2 million in the first quarter of 1999 compared to the first quarter of 1998 from lower wholesale capacity sales. Other operating revenues, which include NEPOOL related transmission revenues, increased by $1.6 million. NEPOOL transmission revenues are recoveries, for the most part, of NEPOOL transmission expense and simply reflect new accounting requirements implemented by the Federal Energy Regulatory Commission (FERC).

     It should be noted that on April 16, 1999, the Company completed the sale of its operating fossil-fueled generating plants and existing wholesale sales contracts (known as the Generation Asset Divestiture or GAD) that was required by Connecticut's electric utility industry restructuring legislation. As a result of GAD, the "geography" of the Company's costs on the income statement, and hence, the year-over-year variances, will change significantly beginning in the second quarter. This particularly relates to wholesale revenue, fossil fuel expense, operations and maintenance expense, depreciation and interest charges. See "Looking Forward" below for more details.

     Operating expenses for operations, maintenance and purchased capacity charges increased by $6.7 million in the first quarter of 1999 compared to the first quarter of 1998. The principal components of these expense changes include:
                                                                   $ millions
 ------------------------------------------------------------------ ---------
 Capacity expense:
 ------------------------------------------------------------------ ---------
   Connecticut Yankee                                                (0.4)
 ------------------------------------------------------------------ ---------
   Cogeneration and other purchases (see Note)                        3.2
 ------------------------------------------------------------------ ---------
 Other O&M expense:
 ------------------------------------------------------------------ ---------
   Seabrook Unit (refueling outage and accruals)                      1.9
 ------------------------------------------------------------------ ---------
   Millstone Unit 3                                                  (0.2)
 ------------------------------------------------------------------ ---------
   Fossil generation unit overhaul and outage costs                  (1.6)
 ------------------------------------------------------------------ ---------
   NEPOOL transmission expense                                        0.9
 ------------------------------------------------------------------ ---------
   Other miscellaneous                                                2.9
 ------------------------------------------------------------------ ---------

     Note: A cogeneration facility was out of service for about a month in the first quarter of 1998 but has operated normally in 1999.

     Depreciation expense increased by $0.2 million in the first quarter of 1999 compared to the first quarter of 1998.

     On December 31, 1996, the Connecticut  Department of Public Utility Control
(DPUC) issued an order (the Order) that implemented a five-year Rate Plan to reduce the Company's retail prices and accelerate the recovery of certain
"regulatory assets". According to the Rate Plan, under which the Company is currently operating, "accelerated" amortization of past utility investments is scheduled for every year that the Rate Plan is in effect, contingent upon the Company earning a 10.5% return on utility common stock equity. All of the accelerated amortization for 1998, amounting to $13.1 million (before-tax, $8.5 million after-tax), was recorded against earnings from operations in 1998. One fourth of the total accelerated amortization for 1999, or $3.3 million (before-tax, $2.1 million after-tax), was recorded in the first quarter. The Company has begun amortizing regulatory income tax assets for the 1999 amount, totaling $12.1 million (after-tax), one-fourth of it, or $3.0 million (after-tax), in the first quarter.

     The Company can also incur additional accelerated amortization expense as a result of the "sharing" mechanism in the Rate Plan if the Company achieves a return on utility common stock equity above 11.5%, on an annual basis. Such "sharing" amortization was recorded in the first quarter of 1999, in the amount of $0.6 million (after-tax), as a result of the one-time gain recorded in the first quarter. There was no "sharing" recorded against earnings from operations in the first quarter of 1998, or in 1999.

     Other net income decreased by about $0.9 million in the first quarter of 1999 compared to first quarter of 1998. The Company's largest unregulated subsidiary, American Payment Systems (APS), earned about $246,000 (before-tax) in the first quarter of 1999, slightly less than the $284,000 (before-tax) earned in the first quarter of 1998. Income for Precision Power, Inc. decreased $0.7 million (before-tax), reflecting increased infrastructure costs as it prepares to expand its service offerings. The first quarter loss was in line with expectations outlined in the "Looking Forward" section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 1998. Income from other unregulated subsidiary activities at United Resources, Inc. decreased by $0.6 million (before-tax) from start-up costs.

     Interest charges continued on their downward trend, decreasing by $0.2 million in the first quarter of 1999 compared to the first quarter of 1998. Most of the reduction in interest charges anticipated for 1999 compared to 1998 will come after the GAD, which was completed on April 16, 1999. On April 16, 1999, the Company used proceeds received from the sale of plant to repay $205 million of debt. See "Looking Forward" below for more details.

                                 LOOKING FORWARD

(THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CURRENTLY EXPECTED. READERS ARE CAUTIONED THAT THE COMPANY REGARDS SPECIFIC INCOME AND EARNINGS NUMBERS AS ONLY THE "MOST LIKELY" TO OCCUR WITHIN A RANGE OF POSSIBLE VALUES.)

Five-year Rate Plan
-------------------

     The reader is referred to Note (C), "Rate-Related Regulatory Proceedings" above, for a description of the Company's five-year Rate Plan and Connecticut's electric utility industry restructuring legislation.

1999 Earnings
-------------

     1999 will be a year of transition to the January 1, 2000 effective date of electric utility restructuring legislation passed by the Connecticut legislature in 1998. The Company has taken one major step toward restructuring by effecting the sale of its operating fossil fuel generation plants and existing wholesale sales contracts (known as the Generation Asset Divestiture program, or GAD). That sale was completed on April 16, 1999. All of the changes resulting from GAD, described below, will occur beginning April 16.

     One result of the GAD will be a reduction in the electric utility rate base, the basis for measuring return on utility common stock equity. Rate base is expected to decline from an average of $1,128 million in 1998 to about $920 million in 1999. Offsetting the effect of the decline in total rate base is the Company's long-standing policy of debt paydown that increases the portion of rate base financed by equity. The portion of rate base that is financed by equity is expected to decline from an average of about $431 million in 1998 to about $410-$420 million in 1999. During 1998, a return of 11.5% on utility common stock equity would have produced earnings of about $3.43 per share. Absent the one-time items that reduced earnings in 1998, utility earnings from operations above $3.43 per share would have given rise to an imputed "sharing" benefit of an additional $.12 per share. Because of the equity funded rate base reduction expected in 1999, the allowed 11.5% return would be expected to produce utility earnings in the $3.35-$3.40 per share range. Currently, the Company expects to be in a "sharing" position in 1999, to a somewhat greater extent than was the case for earnings from operations in 1998.

     The Company's earnings from its utility business are affected principally by: retail sales that fluctuate with weather conditions and economic activity, nuclear generating unit availability and operating costs, and interest rates. These are all items over which the Company has little control.

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

     Aside from "real" economic growth, reductions in retail electricity sales will occur in 1999 compared to 1998 as a result of a cogeneration unit at Yale University that produces approximately one half of Yale's annual electricity requirements (about 1.5% of the Company's total 1998 retail sales). This unit commenced operations in mid-1998, and has reduced total Company retail kilowatt-hour sales by about 0.9% in 1998 compared to 1997. The remaining impact will be reflected in the first half of 1999. Thus, it would require "real" growth of 0.5% in 1999 compared to 1998 just to maintain the 1998 level of "real" sales. "Real" growth in kilowatt-hour sales for the first quarter of 1999 compared to the first quarter of 1998 was estimated to be 2.9%, only partially offset by a 1.7% decrease in sales to Yale University. Retail kilowatt-hour sales growth of 1.0%, on an annual basis, produces a retail sales margin improvement of about $5.0 million, before any "sharing" effect considerations.

     Prices in individual customer rate classes will not change in 1999 relative to 1998, exclusive of any "sharing". However, sales growth is occurring in rate classes with higher than average prices, and the Company expects to have an increase in retail revenue of about $3.0 million in 1999 compared to 1998 from this price mix improvement.

     Other operating revenues are expected to increase by about $4.0 million in 1999 relative to 1998, due to increased transmission revenues resulting from NEPOOL restructuring changes; but this should have no net income effect, as the higher revenues are due to higher transmission operating expense. Other than the NEPOOL impact, these revenues are expected to decrease by about $2.0 million to a more normal level. The Company does not anticipate, at this time, any other significant revenue reductions in 1999 compared to 1998, unless the Company is achieving a "sharing" level of earnings.

     As a result of the GAD, wholesale capacity revenues will decrease by about $7.7 million in 1999 compared to 1998, because existing wholesale sales contracts were part of the GAD. Also as a result of the GAD, the Company's purchased energy charges will increase in 1999 compared to 1998 by about $40 million, to replace the power previously provided by the Company's fossil-fueled generation plants. A power supply purchase agreement was part of the GAD and it will help to ensure that the Company has adequate resources to meet customer energy demands until July 2000 (the price under this short-term, fixed-price agreement declines somewhat in 2000 compared to 1999) when all customers will have a choice of generation suppliers. The Company expects that its projected 1999 energy requirements that are not met by the GAD power supply purchase agreement will be met at lower prices than those experienced in 1998, primarily because of lower projected fossil fuel prices and energy prices in general. This is expected to result in energy cost savings of about $5 million.

     Purchased capacity costs should decrease by about $2 million in 1999, due primarily to the retirement of the Connecticut Yankee nuclear generation plant.

     Several other expense categories are expected to be reduced substantially in 1999 because of the GAD and the Company's other cost reduction efforts, offsetting the impact of the increase in purchased energy charges. Operation and maintenance expense is expected to decrease by a net $22 million, reflecting a decrease of $32 million due to the GAD and other general changes, partly offset by increases of about $5 million for nuclear unit refueling outages and $1 million for Y2K costs and $4 million due to NEPOOL transmission operating expense charges The latter would have no net income effect, as the higher transmission expense should be offset by higher transmission revenues. Total Y2K costs for 1999 are currently projected at about $3.6 million. Other operation and maintenance expenses in 1999 should be fairly stable compared to 1998, unless an event occurs that cannot be predicted at this time.

     Consolidated interest costs are now expected to decline by about $12 million in 1999 compared to 1998, to about $40 million, a level that was last experienced in 1982. This anticipated interest cost reduction will result largely from utility debt paydown through use of the after-tax cash proceeds from the GAD sale, partly offset by the impact of the Company's passive financial investment increase in Bridgeport Energy LLC. The Bridgeport Energy investment was announced in a news release dated March 30, 1999, and represents a 33 1/3% stake in an operational combined cycle gas turbine operated on a merchant basis by Duke Energy in Bridgeport, Connecticut. The Company also expects to generate substantial cash flow from operations after dividend and capital spending, which will also be used to reduce debt.

     Depreciation, excluding accelerated amortization, should decrease by about $13 million in 1999 compared to 1998, due mostly to the GAD but also from the near completion in 1998 of the depreciation of previously capitalized conservation program expenditures. A significant portion of the decrease in depreciation related to the GAD will not affect taxable income and will not increase income taxes, and will therefore supplement the $13 million decrease with an additional tax benefit, comparing 1999 to 1998, of about $2.5 million, or $.18 per share.

     Accelerated amortization, under the Rate Plan, will increase by about $4 million (on an equivalent after-tax basis) in 1999 compared to 1998, exclusive of any "sharing" amortization. Property taxes should decrease by about $2 million, due mostly to the GAD. Other operating expenses can be expected to have some increases and some decreases that should, more or less, offset one another.

      In summary, the Company expects substantial net expense reductions as a result of the GAD and ongoing cost control measures that should more than compensate for increased charges for purchased power and increased accelerated amortization costs in 1999. This should allow utility earnings to increase above an 11.5% return on utility common stock equity into the "sharing" range of the Rate Plan. The 11.5% return level would allow for utility earnings from operations of about $3.35-$3.40 per share, while the "shared" earnings from operations above that level are currently anticipated to increase per share earnings by about $.20 per share, although the size of this increase will fluctuate with every event that affects utility operations during the year. The Company expects that 1999 quarterly earnings from operations will follow a pattern similar to that of 1998 on a weather-normalized basis.

     Unregulated subsidiaries are expected to occasion a loss of up to $.10 per share to earnings in 1999. American Payment Systems, Inc. is expected to build on 1998's contribution to earnings from operations of $.07 per share. However, this will depend on its ability to expand sales to its utility customers. Precision Power, Inc. (PPI) increased its organizational infrastructure in 1998, also in an effort to increase its presence in its principal markets of distributed power systems and services. At its current level of expense, PPI would occasion a loss of $.10 to $.15 per share in 1999, if no substantial new contracts are obtained. PPI may also engage in acquisition activities in 1999 that may have short-term dilutive effects on earnings beyond those indicated above. For 2000 and beyond, the Company's passive financial investment in Bridgeport Energy is expected to increase annual earnings from operations by $.10 to $.15 per share.

     As a result of the earnings contributions anticipated from all of its different business activities described above, the Company expects net earnings per share from operations to be in the range of $3.45 to $3.65 in 1999. These estimates are subject to all of the contingencies and uncertainties detailed in the preceding discussion and the reader is cautioned to read this "Looking Forward" section in its entirety.

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

     An inventory and assessment of the Company's computer system applications, hardware, software and embedded technologies have been completed, and recommended solutions to all identified risks and exposures have been generated. A testing, remediation, renovation, replacement and retirement program has been in progress since early 1998. Both external and internal resources are being utilized to accomplish the testing, remediation and renovation efforts. A total of 383 affected business processes have been identified and 307 of them have been verified as Year 2000 compliant through testing, remediation, replacement or retirement. The remediation methodology utilized has been Fixed Windowing, and totally independent platforms have been installed for testing all of the applications. Necessary upgrades to mainframe hardware and software are expected to be completed and tested by June 30, 1999. A parallel program for desktop hardware and application software on all platforms is currently projected to be completed and tested, for all critical systems, by June 1, 1999, except in a minority of cases where a business specific need dictates a later date - but not later than December 31, 1999. Requests for documented compliance information have been sent to all critical suppliers, data sharers and facility building owners and, as responses are received, appropriate solutions and testing programs are being developed and executed. The Company included its operating non-nuclear generation facilities in the Year 2000 program up to the date of their divestiture on April 16, 1999. At that point, all related documentation was transferred and delivered to Wisvest-Connecticut, LLC, the purchaser of these generation facilities. See Note (C), "Rate-Related Regulatory Proceedings" above, for a description of this transaction.

     While failure to achieve Year 2000 compliance by any one of a number of critical suppliers and data sharers could have some adverse effect on the success of the Company's implementation program, the Company believes that the entities that might impact the program most significantly in this regard are its telecommunications providers, the other participants in the New England Power Pool (NEPOOL), and the Independent System Operator (ISO) that operates the NEPOOL bulk power supply system. Year 2000 compliance failures by any of these entities could have a material effect on electricity delivery and telemetering. In its efforts to mitigate these risks the Company has taken several actions. UI has communicated its concerns to its principal telecommunications provider and a joint effort to design and plan appropriate testing to insure that all critical telecommunications functions will be operational has commenced. The Year 2000 Issue is also being addressed at the regional level by NEPOOL and the ISO. Coordination efforts with NEPOOL to establish utility testing and readiness are in progress. The Company is a participant in all of the subcommittees working within NEPOOL/ISO on efforts to assure operational reliability. The Company is also actively involved with NEPOOL/ISO in the planning effort for integrated contingency planning, as directed by the North American Electric Reliability Council (NERC) . The first NERC directed test was completed on April 9, 1999.

     Aside from telecommunications and NEPOOL/ISO concerns, the availability of vendor patches, releases and/or replacement equipment or software poses the most significant risk to the success of the Company's Year 2000 compliance implementation program. In order to minimize these risks, the Company has commenced its contingency planning. While the Company's knowledge and experience in electric system recovery planning and execution has been demonstrated in the past, the Company recognizes the need for, and importance of, Year 2000-specific contingency planning, because the complex interaction of today's computing and communications systems precludes certainty that all critical system remediation will be successful. High level contingency planning for essential business processes has been completed. These plans will be continually reviewed, revised and modified throughout the remainder of the year as appropriate. As a part of the contingency planning process, consideration will be given to potential frequency and duration of interruptions in the generating, financial and communications infrastructures. Since contingency planning is, by nature, a speculative process, there can be no assurance that this planning will completely eliminate the risk of material impacts to the Company's business due to Year 2000 problems. However, the Company recognizes the importance to its customers of a reliable supply of electricity, and it intends to devote whatever resources are necessary to assure that both the program and its implementation are successful.

     The Company believes that the successful implementation of this program will cost approximately $6 million for existing information systems and embedded technology. A total of $4.6 million had been expended as of March 31, 1999. As systems testing progresses and more embedded technology vendor product information is forthcoming, business decisions made and testing results verified, the need for increased expenditures, if necessary, will be determined. The Company believes these actions will preclude any adverse impact of the Year 2000 Issue on its operations or financial condition.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On March 5, 1999, the Connecticut Superior Court approved the settlement agreement between the Company and the City of New Haven relative to all of the Company's contested personal property tax assessments and tax bills for the years 1991-1992 through 1997-1998 and the Company's personal property tax assessments for the tax year 1998-1999 and subsequent years. The Company has paid the City $14.025 million pursuant to this settlement agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          Exhibit
         Table Item             Exhibit
          Number                Number                           Description
         ----------             -------                          -----------

           (3)                    3.2c        Copy of Bylaws of The United Illuminating Company.

          (10)                   10.6h        Copy of Restated New England Power Pool  Agreement,  amending and restating Exhibit 10.5*.

          (10)                   10.28        Copy of Power Supply  Agreement  between The United  Illuminating
                                              Company and Wisvest-Connecticut, LLC, dated April 16, 1999.

          (12), (99)             12           Statement  Showing  Computation  of Ratios of  Earnings  to Fixed
                                              Charges  and Ratios of Earnings  to  Combined  Fixed  Charges and
                                              Preferred Stock Dividend  Requirements (Twelve Months Ended March
                                              31, 1999 and Twelve Months Ended  December 31,  1998, 1997, 1996,
                                              1995 and 1994).

          (27)                   27           Financial Data Schedule.

------------------------

*Filed with  Quarterly  Report  (Form 10-Q) for fiscal  quarter  ended March 31,
1998.


     (b) Reports on Form 8-K.

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE UNITED ILLUMINATING COMPANY




Date   05/14/99                Signature     /s/ Robert L. Fiscus
    ----------------                    ---------------------------------------
                                                   Robert L. Fiscus
                                        Vice Chairman of the Board of Directors
                                               and Chief Financial Officer



                                  EXHIBIT INDEX

          Exhibit
         Table Item             Exhibit
          Number                Number                             Description
         ----------             --------                           -----------

           (3)                    3.2c        Copy of Bylaws of The United Illuminating Company.

          (10)                   10.6h        Copy of Restated New England Power Pool  Agreement,  amending and restating Exhibit 10.5*.

          (10)                   10.28        Copy of Power Supply  Agreement  between The United  Illuminating
                                              Company and Wisvest-Connecticut, LLC, dated April 16, 1999.

          (12), (99)             12           Statement  Showing  Computation  of Ratios of  Earnings  to Fixed
                                              Charges  and Ratios of Earnings  to  Combined  Fixed  Charges and
                                              Preferred Stock Dividend  Requirements (Twelve Months Ended March
                                              31, 1999 and Twelve Months Ended  December 31,  1998, 1997, 1996,
                                              1995 and 1994).

          (27)                   27           Financial Data Schedule.

*Filed with  Quarterly  Report  (Form 10-Q) for fiscal  quarter  ended March 31,
1998.