Form 10-Q
period 1999-06-30
UNITED ILLUMINATING CO
filed 1999-08-16
CIK 101265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDING JUNE 30, 1999

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

     The number of shares outstanding of the issuer's only class of common stock, as of June 30, 1999, was 14,334,922.

                                      INDEX

                            PART I. FINANCIAL INFORMATION

                                                                         PAGE
                                                                         NUMBER
                                                                         ------

Item 1.  Financial Statements.                                              3

         Consolidated Statement of Income for the three and six months
           ended June 30, 1999 and 1998.                                    3
         Consolidated Balance Sheet as of June 30, 1999 and
           December 31, 1998.                                               4
         Consolidated Statement of Cash Flows for the three and six
           months ended June 30, 1999 and 1998.                             6

         Notes to Consolidated Financial Statements.                        7
           -   Statement of Accounting Policies                             7
           -   Capitalization                                               7
           -   Rate-Related Regulatory Proceedings                          9
           -   Short-term Credit Arrangements                              12
           -   Income Taxes                                                13
           -   Supplementary Information                                   14
           -   Fuel Financing Obligations and Other Lease Obligations      15
           -   Commitments and Contingencies                               15
               -  Capital Expenditure Program                              15
               -  Nuclear Insurance Contingencies                          15
               -  Other Commitments and Contingencies                      15
                  - Connecticut Yankee                                     15
                  - Hydro-Quebec                                           16
                  - Environmental Concerns                                 16
                  - Site Decontamination, Demolition and Remediation Costs 17
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning     17

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                        18

           -   Major Influences on Financial Condition                     18
           -   Capital Expenditure Program                                 19
           -   Liquidity and Capital Resources                             20
           -   Subsidiary Operations                                       21
           -   Results of Operations                                       21
           -   Looking Forward                                             26

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                32

Item 4.  Submission of Matters to a Vote of Security Holders.              32

Item 6.  Exhibits and Reports on Form 8-K.                                 33

         SIGNATURES                                                        34

                          PART I: FINANCIAL INFORMATION
                          ITEM I: FINANCIAL STATEMENTS
                         THE UNITED ILLUMINATING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        Three Months Ended               Six Months Ended
                                                                             June 30,                        June 30,
                                                                        1999           1998            1999           1998
                                                                        ----           ----            ----           ----
OPERATING REVENUES (NOTE G)                                              $164,533      $159,792        $333,200       $322,266
                                                                    --------------  ------------    ------------  -------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                       38,483        33,412          72,382         73,953
     Capacity purchased                                                     8,678         8,978          17,740         15,200
     Other                                                                 36,761        38,094          75,515         71,403
  Maintenance                                                               6,013        10,560          15,459         21,593
  Depreciation                                                             15,618        20,632          33,357         41,438
  Amortization of cancelled nuclear project,
       deferred return and regulatory tax asset                             6,464         3,439          13,490          6,879
  Income taxes (Note F)                                                    15,851        11,193          31,376         22,680
  Other taxes (Note G)                                                     11,472        12,310          25,481         25,269
                                                                    --------------  ------------    ------------  -------------
       Total                                                              139,340       138,618         284,800        278,415
                                                                    --------------  ------------    ------------  -------------
OPERATING INCOME                                                           25,193        21,174          48,400         43,851
                                                                    --------------  ------------    ------------  -------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction                         254            40             267             70
  Other-net (Note G)                                                       (2,380)       (4,461)         (2,849)        (4,016)
  Non-operating income taxes                                                1,748         2,923           2,639          3,006
                                                                    --------------  ------------    ------------  -------------
       Total                                                                 (378)       (1,498)             57           (940)
                                                                    --------------  ------------    ------------  -------------
INCOME BEFORE INTEREST CHARGES                                             24,815        19,676          48,457         42,911
                                                                    --------------  ------------    ------------  -------------
INTEREST CHARGES
  Interest on long-term debt                                               10,163        12,879          22,390         26,402
  Interest on Seabrook obligation bonds owned by the company               (1,711)       (1,818)         (3,422)        (3,636)
  Dividend requirement of mandatorily redeemable securities                 1,203         1,203           2,406          2,406
  Other interest (Note G)                                                     820         1,432           2,676          2,276
  Allowance for borrowed funds used during construction                      (323)         (135)           (771)          (264)
                                                                    --------------  ------------    ------------  -------------
                                                                           10,152        13,561          23,279         27,184
  Amortization of debt expense and redemption premiums                        677           618           1,291          1,268
                                                                    --------------  ------------    ------------  -------------
       Net Interest Charges                                                10,829        14,179          24,570         28,452
                                                                    --------------  ------------    ------------  -------------


NET INCOME                                                                 13,986         5,497          23,887         14,459
Premium (Discount) on preferred stock redemptions                              53           (21)             53            (21)
Dividends on preferred stock                                                   15            50              66            101
                                                                    --------------  ------------    ------------  -------------
INCOME APPLICABLE TO COMMON STOCK                                         $13,918        $5,468         $23,768        $14,379
                                                                    ==============  ============    ============  =============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                        14,049        14,021          14,045         14,004
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                      14,050        14,024          14,047         14,011

EARNINGS PER SHARE OF COMMON STOCK - BASIC AND DILUTED                      $0.99         $0.39           $1.69          $1.03

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                           $0.72         $0.72           $1.44          $1.44


                The accompanying Notes to Consolidated Financial
            Statements are an integral part of the financial statements.

                              THE UNITED ILLUMINATING COMPANY
                                 CONSOLIDATED BALANCE SHEET

                                           ASSETS
                                   (Thousands of Dollars)

                                                             June 30,          December 31,
                                                               1999               1998*
                                                               ----               ----
                                                            (Unaudited)
Utility Plant at Original Cost
  In service                                                   $1,512,288         $1,886,930
  Less, accumulated provision for depreciation                    517,889            714,375
                                                          ----------------    ---------------
                                                                  994,399          1,172,555

Construction work in progress                                      30,495             33,695
Nuclear fuel                                                       23,823             20,174
                                                          ----------------    ---------------
     Net Utility Plant                                          1,048,717          1,226,424
                                                          ----------------    ---------------


Other Property and Investments
  Investment in generation facility                                75,439                        -
  Nuclear decommissioning trust fund assets                        25,973             23,045
  Other                                                            18,215             14,828
                                                          ----------------    ---------------
                                                                  119,627             37,873
                                                          ----------------    ---------------

Current Assets
  Unrestricted cash and temporary cash investments                 23,180             97,689
  Restricted cash                                                  28,045             26,812
  Accounts receivable
   Customers, less allowance for doubtful
     accounts of $1,800 and $1,800                                 59,790             54,178
   Other                                                           43,284             64,240
  Accrued utility revenues                                         25,892             21,079
  Fuel, materials and supplies, at average cost                     7,846             33,613
  Prepayments                                                       3,662              7,424
  Other                                                               409                154
                                                          ----------------    ---------------
     Total                                                        192,108            305,189
                                                          ----------------    ---------------

Deferred Charges
  Unamortized debt issuance expenses                                8,704              9,421
  Other                                                             1,962              1,664
                                                          ----------------    ---------------
     Total                                                         10,666             11,085
                                                          ----------------    ---------------

Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
  Income taxes due principally to book-tax differences            199,845            264,811
  Connecticut Yankee                                               39,397             42,633
  Deferred return - Seabrook Unit 1                                 6,293             12,586
  Unamortized redemption costs                                     22,900             23,468
  Unamortized cancelled nuclear projects                           10,366             10,952
  Uranium enrichment decommissioning cost                           1,108              1,177
  Other                                                            20,279              4,962
                                                          ----------------    ---------------
     Total                                                        300,188            360,589
                                                          ----------------    ---------------

                                                               $1,671,306         $1,941,160
                                                          ================    ===============
*Derived from audited financial statements


                      The accompanying Notes to Consolidated Financial
                Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)

                                                                     June 30,          December 31,
                                                                       1999               1998*
                                                                       ----               ----
                                                                   (Unaudited)
Capitalization (Note B)
  Common stock equity
    Common stock                                                        $292,006            $292,006
    Paid-in capital                                                        2,140               2,046
    Capital stock expense                                                 (2,171)             (2,182)
    Unearned employee stock ownership plan equity                         (9,735)            (10,210)
    Retained earnings                                                    167,378             163,847
                                                                  ---------------     ---------------
                                                                         449,618             445,507
  Preferred stock                                                              -               4,299
  Company-obligated mandatorily redeemable securities of subsidiary       50,000              50,000
  Long-term debt
    Long-term debt                                                       605,604             757,370
    Investment in Seabrook obligation bonds                              (87,413)            (92,860)
                                                                  ---------------     ---------------
      Net long-term debt                                                 518,191             664,510
                                                                  ---------------     ---------------

          Total                                                        1,017,809           1,164,316
                                                                  ---------------     ---------------

Noncurrent Liabilities
  Connecticut Yankee contract obligation                                  29,151              32,711
  Pensions accrued (Note H)                                               25,948              31,097
  Nuclear decommissioning obligation                                      25,973              23,045
  Obligations under capital leases                                        16,322              16,506
  Other                                                                    6,185               6,622
                                                                  ---------------     ---------------
          Total                                                          103,579             109,981
                                                                  ---------------     ---------------

Current Liabilities
  Current portion of long-term debt                                        6,806              66,202
  Notes payable                                                           48,684              86,892
  Accounts payable                                                        81,593             103,264
  Dividends payable                                                       10,115              10,155
  Taxes accrued                                                           48,936               9,015
  Interest accrued                                                        16,616              10,203
  Obligations under capital leases                                           361                 348
  Other accrued liabilities                                               27,869              39,845
                                                                  ---------------     ---------------
          Total                                                          240,980             325,924
                                                                  ---------------     ---------------

Customers' Advances for Construction                                       1,867               1,867
                                                                  ---------------     ---------------

Regulatory Liabilities (future amounts owed to customers
                        through the ratemaking process)
  Accumulated deferred investment tax credits                             15,242              15,623
  Deferred gain on sale of property                                       15,708                   4
  Other                                                                    8,679               2,061
                                                                  ---------------     ---------------
          Total                                                           39,629              17,688
                                                                  ---------------     ---------------

Deferred Income Taxes (future tax liabilities owed                       267,442             321,384
                       to taxing authorities)
Commitments and Contingencies (Note L)
                                                                  ---------------     ---------------
                                                                      $1,671,306          $1,941,160
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

                         THE UNITED ILLUMINATING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                Three Months Ended          Six Months Ended
                                                                     June 30,                    June 30,
                                                                1999          1998          1999          1998
                                                                ----          ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                     $13,986        $5,497       $23,887       $14,459
                                                            -------------  ------------  ------------  ------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                19,252        21,897        41,718        43,748
     Deferred income taxes                                         4,547        (3,029)        3,815        (5,280)
     Deferred income taxes - generation asset sale               (70,222)            -       (70,222)            -
     Deferred investment tax credits - net                          (191)         (191)         (381)         (381)
     Amortization of nuclear fuel                                  1,489         1,232         4,680         2,497
     Allowance for funds used during construction                   (577)         (175)       (1,038)         (334)
     Amortization of deferred return                               3,146         3,146         6,293         6,293
     Changes in:
            Accounts receivable - net                              2,532       (35,292)       15,344       (28,953)
            Fuel, materials and supplies                             639        (7,794)          212       (11,562)
            Prepayments                                            8,806        (3,113)        3,762        (6,081)
            Accounts payable                                      12,509        37,591       (21,671)       20,593
            Interest accrued                                       2,508         5,389         6,413         7,917
            Taxes accrued                                         (9,615)       (9,999)        4,810         1,920
            Taxes accrued - generation asset sale                 35,111             -        35,111             -
            Other assets and liabilities                         (26,915)        3,987       (36,733)        1,195
                                                            -------------  ------------  ------------  ------------
     Total Adjustments                                           (16,981)       13,649        (7,887)       31,572
                                                            -------------  ------------  ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         (2,995)       19,146        16,000        46,031
                                                            -------------  ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock                                                      269           295           569         4,310
   Long-term debt                                                      -             -             -        99,780
   Notes payable                                                 (33,488)       73,705       (38,208)       81,074
   Securities redeemed and retired:
     Preferred stock                                              (4,299)          (52)       (4,299)          (52)
     Long-term debt                                             (125,000)      (80,000)     (211,202)     (213,976)
   Discount (Premium) on preferred stock redemption                  (53)           21           (53)           21
   Expense of issue                                                    -             -             -          (800)
   Lease obligations                                                 (86)          (84)         (171)         (166)
   Dividends
     Preferred stock                                                 (65)          (51)         (116)         (102)
     Common stock                                                (10,111)      (10,090)      (20,215)      (20,090)
                                                            -------------  ------------  ------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (172,833)      (16,256)     (273,695)      (50,001)
                                                            -------------  ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in unregulated businesses                         (75,092)            -       (75,092)            -
    Net cash received from sale of generation assets             270,590             -       270,590             -
    Plant expenditures, including nuclear fuel                   (10,742)       (2,213)      (16,526)      (10,569)
    Investment in debt securities                                      -             -         5,447         8,528
                                                            -------------  ------------  ------------  ------------
NET CASH PROVIDED BY (USED IN) ACTIVITIES                        184,756        (2,213)      184,419        (2,041)
                                                            -------------  ------------  ------------  ------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                          8,928           677       (73,276)       (6,011)
BALANCE AT BEGINNING OF PERIOD                                    42,297        46,377       124,501        53,065
                                                            -------------  ------------  ------------  ------------
BALANCE AT END OF PERIOD                                          51,225        47,054        51,225        47,054
LESS: RESTRICTED CASH                                             28,045        34,675        28,045        34,675
                                                            -------------  ------------  ------------  ------------
BALANCE: UNRESTRICTED CASH                                       $23,180       $12,379       $23,180       $12,379
                                                            =============  ============  ============  ============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                           $8,177        $8,824       $14,483       $19,450
                                                            =============  ============  ============  ============
   Income taxes                                                  $54,250       $20,150       $57,950       $23,050
                                                            =============  ============  ============  ============

 Note: Cash Flows from Operating Activities for the three and six months ended June 30, 1999 were reduced by the current income tax effects of the generation asset sale in the amount of $35,111.


              The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

     The consolidated financial statements of the Company and its wholly-owned subsidiary, United Resources, Inc., have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 1998. Such notes are supplemented as follows:

(A)  STATEMENT OF ACCOUNTING POLICIES

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

     The weighted average AFUDC rate applied in the first six months of 1999 and 1998 was 7.0% and 8.0% on a before-tax basis.

NUCLEAR DECOMMISSIONING TRUSTS

     External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $1,950,000 and $1,290,000 in the first six months of 1999 and 1998, respectively, into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At June 30, 1999, the Company's shares of the trust fund balances, which included accumulated earnings on the funds, were $18.7 million and $7.3 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

COMPREHENSIVE INCOME

     Comprehensive income for the six months ended June 30, 1999 and 1998 is equal to net income as reported.

(B)  CAPITALIZATION

     (a) Common Stock

     The Company had 14,334,922 shares of its common stock, no par value, outstanding at June 30, 1999, of which 286,389 shares were unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP") and not recognized as outstanding for accounting purposes.

     In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. The Connecticut Department of Public Utility Control (DPUC) has approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 3,500 shares of stock at an exercise price of $30 per share, 7,800 shares of stock at an

                         THE UNITED ILLUMINATING COMPANY
exercise price of $39.5625 per share, and 5,000 shares of stock at an exercise price of $42.375 per share have been granted by the Board of Directors and remained outstanding at June 30, 1999. No options were exercised during the first six months of 1999.

     On March 22, 1999, the Company's Board of Directors approved a stock option plan for directors, officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 650,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. On June 28, 1999, the Company's shareowners approved the plan. Options to purchase 137,000 shares of stock at an exercise price of $43 7/32 per share have been granted by the Board of Directors and remained outstanding at June 30, 1999. No options were exercisable during the second quarter of 1999.

     The Company has entered into an arrangement under which it loaned $11.5 million to The United Illuminating Company ESOP. The trustee for the ESOP used the funds to purchase shares of the Company's common stock in open market transactions. The shares will be allocated to employees' ESOP accounts, as the loan is repaid, to cover a portion of the Company's required ESOP contributions. The loan will be repaid by the ESOP over a twelve-year period, using the Company contributions and dividends paid on the unallocated shares of the stock held by the ESOP. As of June 30, 1999, 286,389 shares, with a fair market value of $12.2 million, had been purchased by the ESOP and had not been committed to be released or allocated to ESOP participants.

     (B) RETAINED EARNINGS RESTRICTION

     The indenture under which $200 million principal amount of Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $109.2 million were free from such limitations at June 30, 1999.

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

     A major component of the Restructuring Act is the collection, by Distribution Companies, of a "competitive transition assessment," a "systems benefits charge," a "conservation and load management program charge" and a "renewable energy investment charge". The competitive transition assessment will recover stranded costs that have been reasonably incurred by, or will be incurred by, Distribution Companies to meet their public service obligations as electric companies, and that will likely not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants. The systems benefits charge represents public policy costs, such as generation decommissioning and displaced worker protection costs. Beginning in 2000, a Distribution Company must collect the competitive transition assessment, the systems benefits charge, the conservation and load management program charge and the renewable energy investment charge from all Distribution Company customers, except customers taking service under special contracts pre-dating the Restructuring Act. The Distribution Company will also be required to offer a "standard offer" rate that is, subject to certain adjustments, at least 10% below its fully bundled prices for electricity at rates in effect during 1996, as discussed below. The standard offer is required, subject to certain adjustments, to be the total rate charged under the standard offer, including the generation services component, transmission and distribution charge, the competitive transition assessment, the systems benefits charge, the conservation and load management program charge and the renewable energy investment charge.

     The Restructuring Act requires that, in order for a Distribution Company to recover any stranded costs associated with its power plants, its fossil-fueled generating plants must be sold prior to 2000, with any net excess proceeds used to mitigate its recoverable stranded costs, and the Company must attempt to divest its ownership interest in its nuclear-fueled power plants prior to 2004. By October 1, 1998, each Distribution Company was required to file, for the DPUC's approval, an "unbundling plan" to separate, on or before October 1, 1999, all of its power plants that will not have been sold prior to the DPUC's approval of the unbundling plan or will not be sold prior to 2000.

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

                         THE UNITED ILLUMINATING COMPANY

      The Company received approximately $277.9 million in cash from this sale of its operating fossil-fueled generating stations. The Company realized a before-tax book gain of $86.5 million, or $16.2 million after-tax, from the sale of these plant investments. However, under the Restructuring Act, this gain will be offset by a writedown of above-market generation costs eligible for collection by the Company under the Restructuring Act's competitive transition assessment, such as regulated plant costs and tax-related regulatory assets or other costs related to the restructuring transition, such that there will be no net income effect of the sale. The Company used the net cash proceeds from the sale to reduce debt.

      On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, the Company stated that it plans to divest its nuclear generation ownership interests (17.5% of Seabrook Station in New Hampshire and 3.685% of Millstone Station Unit No. 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. The divestiture method has not yet been determined. In anticipation of ultimate divestiture, the Company proposed to satisfy, on a functional basis, the Restructuring Act's requirement that nuclear generating assets be separated from its transmission and distribution assets. This would be accomplished by transferring the nuclear generating assets into a separate new division of the Company, using divisional financial statements and accounting to segregate all revenues, expenses, assets and liabilities associated with nuclear ownership interests. In a decision dated May 19, 1999, the DPUC approved the Company's proposal in this regard.

      The Company's unbundling plan also proposes to separate its ongoing regulated transmission and distribution operations and functions, that is, the Distribution Company assets and operations, from all of its unregulated operations and activities. This would be achieved by undergoing a corporate restructuring into a holding company structure. In the holding company structure proposed, the Company will become a wholly-owned subsidiary of a holding company, and each share of the common stock of the Company will be converted into a share of common stock of the holding company. In connection with the formation of the holding company structure, all of the Company's interests in all of its operating unregulated subsidiaries will be transferred to the holding company and, to the extent new businesses are subsequently acquired or commenced, they will also be financed and owned by the holding company. An application for the DPUC's approval of this corporate restructuring was filed on November 13, 1998. DPUC hearings on the corporate unbundling plan and corporate restructuring commenced on February 18, 1999. In a decision dated May 19, 1999, the DPUC approved the proposed corporate restructuring. The proposed corporate restructuring is also subject to approval by the Company's common stock shareowners and by the Federal Energy Regulatory Commission and the Nuclear Regulatory Commission.

      On March 24, 1999, the Company applied to the DPUC for a calculation of the Company's stranded costs that will be recovered by it in the future through the competitive transition assessment under the Restructuring Act. In a decision dated August 4, 1999, the DPUC determined that the Company's stranded costs total $801.3 million, consisting of $160.4 million of above-market long-term purchased power contract obligations, $153.3 million of generation-related regulatory assets (net of related tax and accounting offsets), and $487.6 million of above-market investments in nuclear generating units (net of $26.4 million of gains from generation asset sales and other offsets related to generation assets). The DPUC decision provides that these stranded cost amounts are subject to true-ups, adjustments and potential additional future offsets, in accordance with the Restructuring Act.

      Under the Restructuring Act, 35% of the Company's customers will be able to choose their power supply providers on and after January 1, 2000, and all of the Company's customers will be able to choose their power supply providers as of July 1, 2000. On and after January 1, 2000 and through December 31, 2003, the Company will be required to offer fully-bundled "standard offer" electric service, under regulated rates, to all customers who do not choose an alternate power supply provider. The standard offer rates will include the fully-bundled price of generation, transmission and distribution services, the competitive transition assessment, the systems benefits charge and the conservation, load management and renewable energy charges. The fully-bundled standard offer rates must

                         THE UNITED ILLUMINATING COMPANY
be at least 10% below the average fully-bundled prices in 1996. The Company has already delivered about 4.8% of this decrease, in bill reductions through 1998.

     In March of 1999, the DPUC commenced a proceeding to determine what the Company's standard offer rates should be. In April, May and June of 1999, the Company filed descriptive material, data and supporting testimony with the DPUC setting forth the Company's overall approach for determining the components of its standard offer rates, and for continuation of the five-year Rate Plan ordered by the DPUC in its 1996 financial and operational review of the Company (see below) through the four-year standard offer period. On July 27, 1999, the Company and Enron Capital & Trade Resources Corp. (Enron) filed with the DPUC a joint stipulation and settlement proposal to resolve simultaneously all of the issues in the Company's standard offer rate proceeding. The proposal includes an arrangement between the Company and Enron with respect to the generation services needed by the Company to meet its standard offer obligations for the four-year standard offer period, and an assumption by Enron of the Company's long-term purchased power contract obligations. The stipulation and settlement proposal also provides for the Company's standard offer rates at a fully-bundled level that complies with the 10% reduction required by the Restructuring Act, including the generation services component of these rates, the Company's stranded costs for purposes of future recovery, the competitive transition assessment, systems benefits charge, delivery (transmission and distribution) charges, and conservation, load management and renewable energy charges. The Company also requests that a purchased power adjustment clause authorized by the Restructuring Act be put in place to adjust standard offer rates for limited purposes, and that the Company's five-year Rate Plan, as modified and supplemented by the stipulation and settlement proposal, be continued during the four-year standard offer period. UI believes that the global stipulation and settlement proposal (i) effectuates the Company's standard offer power procurement in a manner that will assure the Company's customers reliable standard offer generation services, (ii) provides a fair standard offer power supply component that will enable retail generation suppliers to compete to serve end-use customers, (iii) buys out the Company's power purchase agreements on a satisfactory basis, (iv) resolves a potentially contentious adjudication of the Company's recoverable stranded costs, and (v) clears the way for the Company to focus on the energy delivery business, including the new complexities associated with the onset of retail competition.

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

     The Rate Plan had significant impacts on the Company's 1998 financial results. Retail customer prices actually decreased by approximately 4.8% in 1998 compared to 1996. Also in 1998, all of the increased amortization of the Company's conservation and load management program investments prescribed by the Rate Plan were recorded. No "shared" earnings were recorded in 1998 because one-time items reduced the Company's return on utility common stock equity to less than 11.5%, although earnings from operations, excluding one-time items, would have

                         THE UNITED ILLUMINATING COMPANY
been above 11.5% and "sharing" would have occurred based on earnings from operations alone. See "Results of Operations" for a more complete discussion of these results.

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

(E)  SHORT-TERM CREDIT ARRANGEMENTS

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 8, 1999. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by either the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of June 30, 1999, the Company had $46 million in short-term borrowings outstanding under this facility.

     In  addition,   as  of  June  30,  1999,  one  of  the  Company's  indirect subsidiaries, American Payment Systems, Inc., had borrowings of $2.6 million outstanding under a bank line of credit agreement.

                         THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                            Three Months Ended            Six Months Ended
(F) INCOME TAXES                                                  June 30,                    June 30,
                                                            1999          1998            1999          1998
                                                            ----          ----            ----          ----
Income tax expense consists of:                             (000's)      (000's)          (000's)      (000's)

Income tax provisions:
  Current
              Federal                                        $63,457        $8,907         $75,794       $19,626
              State                                           16,512         2,583          19,731         5,709
                                                         ------------  ------------    ------------  ------------
                 Total current                                79,969        11,490          95,525        25,335
                                                         ------------  ------------    ------------  ------------
  Deferred
              Federal                                        (51,490)       (2,143)        (51,644)       (3,694)
              State                                          (14,185)         (886)        (14,763)       (1,586)
                                                         ------------  ------------    ------------  ------------
                 Total deferred                              (65,675)       (3,029)        (66,407)       (5,280)
                                                         ------------  ------------    ------------  ------------

  Investment tax credits                                        (191)         (191)           (381)         (381)
                                                         ------------  ------------    ------------  ------------

     Total income tax expense                                $14,103        $8,270         $28,737       $19,674
                                                         ============  ============    ============  ============

Income tax components charged as follows:
  Operating expenses                                         $15,851       $11,193         $31,376       $22,680
  Other income and deductions - net                           (1,748)       (2,923)         (2,639)       (3,006)
                                                         ------------  ------------    ------------  ------------

     Total income tax expense                                $14,103        $8,270         $28,737       $19,674
                                                         ============  ============    ============  ============


The following table details the components
   of the deferred income taxes:
     Tax gain on sale of generation assets                  ($70,222)         -           ($70,222)         -
     Seabrook sale/leaseback transaction                      (2,082)       (2,180)         (4,164)       (4,361)
     Pension benefits                                            580           383           2,105           983
     Accelerated depreciation                                  1,250         1,534           2,500         3,068
     Tax depreciation on unrecoverable plant investment        1,186         1,212           2,374         2,424
     Unit overhaul and replacement power costs                 3,116           860           2,218           462
     Conservation and load management                           (872)       (2,006)         (1,745)       (4,013)
     Postretirement benefits                                    (265)         (106)           (698)         (208)
     Displaced worker protection costs                         2,215          -              2,215          -
     Other - net                                                (581)       (2,726)           (990)       (3,635)
                                                         ------------  ------------    ------------  ------------

Deferred income taxes - net                                 ($65,675)      ($3,029)       ($66,407)      ($5,280)
                                                         ============  ============    ============  ============

                         THE UNITED ILLUMINATING COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(G)  SUPPLEMENTARY INFORMATION


                                                        Three Months Ended             Six Months Ended
                                                             June 30,                      June 30,
                                                        1999          1998           1999           1998
                                                        ----          ----           ----           ----
                                                       (000's)       (000's)        (000's)        (000's)

Operating Revenues
------------------
    Retail                                              $155,538      $149,222       $307,929       $295,767
    Wholesale                                              5,676         8,446         19,269         23,261
    Other                                                  3,319         2,124          6,002          3,238
                                                     ------------  ------------   ------------  -------------
         Total Operating Revenues                       $164,533      $159,792       $333,200       $322,266
                                                     ============  ============   ============  =============

Sales by Class(MWH's)
---------------------
    Retail
    Residential                                          443,304       420,484        977,072        908,813
    Commercial                                           591,114       566,975      1,144,912      1,131,764
    Industrial                                           292,199       292,989        561,259        558,617
    Other                                                 11,850        11,848         24,049         24,021
                                                     ------------  ------------   ------------  -------------
                                                       1,338,467     1,292,296      2,707,292      2,623,215
    Wholesale                                            205,837       255,472        858,583        763,789
                                                     ------------  ------------   ------------  -------------
         Total Sales by Class                          1,544,304     1,547,768      3,565,875      3,387,004
                                                     ============  ============   ============  =============


Depreciation
------------
    Plant in Service                                     $11,916       $14,331        $26,571        $28,661
    Amortization Conservation and
           Load Management Costs                           2,418         5,656          4,836         11,313
    Nuclear Decommissioning                                1,284           645          1,950          1,464
                                                     ------------  ------------  -------------  -------------
                                                         $15,618       $20,632        $33,357        $41,438
                                                     ============  ============   ============  =============
Other Taxes
-----------
    Charged to:
    Operating:
       State gross earnings                               $5,898        $5,550        $11,752        $11,171
       Local real estate and personal property             4,349         5,419         10,675         10,901
       Payroll taxes                                       1,225         1,341          3,054          3,197
                                                     ------------  ------------   ------------  -------------
                                                          11,472        12,310         25,481         25,269
    Nonoperating and other accounts                          158           145            292            293
                                                     ------------  ------------   ------------  -------------
         Total Other Taxes                               $11,630       $12,455        $25,773        $25,562
                                                     ============  ============   ============  =============

Other Income and (Deductions) - net
-----------------------------------
    Interest income                                         $462          $340         $1,129           $660
    Equity earnings from Connecticut Yankee                  143           218            324            525
    Earnings (Loss) from subsidiary companies             (2,314)       (4,723)        (3,520)        (4,528)
    Miscellaneous other income and (deductions) - net       (671)         (296)          (782)          (673)
                                                     ------------  ------------   ------------  -------------
         Total Other Income and (Deductions) - net       ($2,380)      ($4,461)       ($2,849)       ($4,016)
                                                     ============  ============   ============  =============

Other Interest Charges
----------------------
    Notes Payable                                           $359          $797         $1,643         $1,315
    Other                                                    461           635          1,033            961
                                                     ------------  ------------   ------------  -------------
         Total Other Interest Charges                       $820        $1,432         $2,676         $2,276
                                                     ============  ============   ============  =============

                         THE UNITED ILLUMINATING COMPANY

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

     The Company had a Fossil Fuel Supply Agreement with a financial institution providing for the financing of up to $37.5 million of fossil fuel purchases. On April 16, 1999, the Company sold all of its operating non-nuclear generation facilities to an unaffiliated entity. See Note (C) "Rate-Related Regulatory Proceedings". As a result, the Company no longer has a need to acquire fossil fuel. The Company and the financial institution agreed to terminate this agreement as of May 31,1999.

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

OTHER COMMITMENTS AND CONTINGENCIES

                               CONNECTICUT YANKEE

     On December 4, 1996, the Board of Directors of the Connecticut Yankee Atomic Power Company (Connecticut Yankee) voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from

                         THE UNITED ILLUMINATING COMPANY
commercial operation. The Company has a 9.5% stock ownership share in Connecticut Yankee. The power purchase contract under which the Company has purchased its 9.5% entitlement to the Connecticut Yankee Unit's power output permits Connecticut Yankee to recover 9.5% of all of its costs from UI. In December of 1996, Connecticut Yankee filed decommissioning cost estimates and amendments to the power contracts with its owners with the Federal Energy Regulatory Commission (FERC). Based on regulatory precedent, this filing seeks confirmation that Connecticut Yankee will continue to collect from its owners its decommissioning costs, the unrecovered investment in the Connecticut Yankee Unit and other costs associated with the permanent shutdown of the Connecticut Yankee Unit. On August 31, 1998, a FERC Administrative Law Judge (ALJ) released an initial decision regarding Connecticut Yankee's December 1996 filing. The initial decision contains provisions that would allow Connecticut Yankee to recover, through the power contracts with its owners, the balance of its net unamortized investment in the Connecticut Yankee Unit, but would disallow recovery of a portion of the return on Connecticut Yankee's investment in the unit. The ALJ's decision also states that decommissioning cost collections by Connecticut Yankee, through the power contracts, should continue to be based on a previously-approved estimate until a new, more reliable estimate has been prepared and tested. During October of 1998, Connecticut Yankee and its owners filed briefs setting forth exceptions to the ALJ's initial decision. If this initial decision is upheld by the FERC, Connecticut Yankee could be required to write off a portion of the regulatory asset on its Balance Sheet associated with the retirement of the Connecticut Yankee Unit. In this event, however, the Company would not be required to record any write-off on account of its 9.5% ownership share in Connecticut Yankee, because the Company has recorded its regulatory asset associated with the retirement of the Connecticut Yankee Unit net of any return on investment. The Company cannot predict, at this time, the outcome of the FERC proceeding. However, the Company will continue to support Connecticut Yankee's efforts to contest the ALJ's initial decision.

     The Company's estimate of its remaining share of Connecticut Yankee costs, including decommissioning, less return of investment (approximately $10.2 million) and return on investment (approximately $4.4 million) at June 30, 1999, is approximately $29.1 million. This estimate, which is subject to ongoing review and revision, has been recorded by the Company as an obligation and a regulatory asset on the Consolidated Balance Sheet.

                                  HYDRO-QUEBEC

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which the Company has a 5.45% participating share, has a 690 megawatt equivalent capacity value; and Phase II, in which the Company has a 5.45% participating share, increased the equivalent capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. A Firm Energy Contract, which currently provides for the sale of 9 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, is scheduled to expire in September of 2001, but is subject to extension in order to remedy deficiencies in deliveries of energy by Hydro-Quebec. Additionally, the Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of June 30, 1999, the Company's guarantee liability for this debt was approximately $6.5 million.

                             ENVIRONMENTAL CONCERNS

     In complying with existing environmental statutes and regulations and further developments in areas of environmental concern, including legislation and studies in the fields of water quality, hazardous waste handling and disposal, toxic substances, and electric and magnetic fields, the Company may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, and it may incur additional operating expenses. Litigation expenditures may also increase as a result of scientific investigations, and speculation and debate, concerning the possibility of harmful health effects of electric and magnetic fields. The total amount of these expenditures is not now determinable.

                         THE UNITED ILLUMINATING COMPANY

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

     The Company has estimated that the total cost of decontaminating and demolishing its Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $8.3 million had been incurred as of June 30, 1999, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 DPUC retail rate decision, beginning January 1, 1993, the Company has been recovering through retail rates $1.075 million of the remediation costs per year. The remediation costs, property value and recovery from customers will be subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

     The Company is presently remediating an area of PCB contamination at a site, bordering the Mill River in New Haven, that contains transmission facilities and the deactivated English Station generation facilities. Remediation costs, including the repair and/or replacement of approximately 560 linear feet of sheet piling, are currently estimated at $7.5 million. In addition, the Company is planning to repair and/or replace the remaining deteriorated sheet piling bordering the English Station property, at an additional estimated cost of $10.0 million.

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

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $497 million (in 1999 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be approximately $87 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the first six months of 1999 was $1.2 million. UI's share of the fund at June 30, 1999 was approximately $18.7 million.

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The current decommissioning cost estimate for Millstone Unit 3 is $560 million (in 1999 dollars), of which the Company's share would be approximately $21 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to a decommissioning trust fund managed by Northeast Utilities (NU). UI's share of the Millstone Unit 3 decommissioning payments made during the first six months of 1999 was $244,000. UI's share of the fund at June 30, 1999 was approximately $7.3 million. The current decommissioning cost estimate for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit commencing in 1997, is $476 million, of which UI's share would be $45 million. Through June 30, 1999, $123 million has been expended for decommissioning. The projected remaining decommissioning cost is $353 million, of which UI's share would be $34 million. The decommissioning trust fund for the Connecticut Yankee Unit is also managed by NU. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $1.2 million were funded by UI during the first six months of 1999, and UI's share of the fund at June 30, 1999 was $21.6 million.

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

(2) Additional amortization of unspecified regulatory assets, as ordered by the Connecticut Department of Public Utility Control in its December 31, 1996 retail rate order, provided that, as expected, common equity return on utility investment exceeds 10.5% after recording the additional amortization. Substantially all of this accelerated amortization may have to be eliminated in order to achieve the minimum 10% price reduction (compared to the average fully bundled prices in effect during 1996), while providing for the added costs imposed by Public Act 98-28, a statute enacted by Connecticut, designed to restructure the State's regulated electric utility industry. See Note (C), "Rate-Related Regulatory Proceedings", for a discussion of this statute.

                         LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had $26.4 million of cash and temporary cash investments, including the Seabrook Unit 1 operating deposit, but excluding restricted cash of American Payments Systems, Inc., a decrease of $75.0 million from the corresponding balance at December 31, 1998. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                   (Millions)

       Balance, December 31, 1998                                   $ 101.4
                                                                     ------

       Net cash provided by operating activities                       14.3

       Net cash provided by (used in) financing activities:
       - Financing activities, excluding dividend payments           (253.5)
       - Dividend payments                                            (20.3)
       Net cash provided by investing activities, excluding
         investment in plant                                            5.5
       Net cash provided from sale of generation assets               270.6
       Cash invested in unregulated generation facility               (75.1)
       Cash invested in plant, including nuclear fuel                 (16.5)
                                                                      -----

             Net Change in Cash                                       (75.0)

       Balance, June 30, 1999                                         $26.4
                                                                       ====


     The Company's capital requirements are presently projected as follows:

                                                                 1999       2000       2001       2002       2003
                                                                 ----       ----       ----       ----       ----
                                                                                     (millions)
Cash on Hand - Beginning of Year  (1)                            $101.4      $ -        $ -       $46.0      $ 1.3
Internally Generated Funds less Dividends  (2)                     91.4       82.6      84.7       89.5       91.5
Net Proceeds from Sale of Fossil Generation Plants                200.4        -          -          -          -
                                                                  -----       ----      ----      -----      -----
         Subtotal                                                 393.2       82.6      84.7      135.5       92.8

Less:
Utility Capital Expenditures  (2)                                  30.7       34.5      23.4       18.9       23.3
Investments in subsidiaries  (3)                                  110.0       15.0      15.0       15.0       15.0
                                                                  -----       ----      ----      -----      -----

Cash Available to pay Debt Maturities and Redemptions             252.5       33.1      46.3      101.6       54.5

Less:
Maturities and Mandatory Redemptions                               69.6        0.4       0.3      100.3      100.5
Optional Redemptions                                              125.0       50.0        -          -          -
Repayment of Short-Term Borrowings                                 80.0        -          -          -          -
                                                                  -----       ----      ----      -----      -----

External Financing Requirements (Surplus)  (2)                    $22.1      $17.3    $(46.0)     $(1.3)     $46.0
                                                                   ====       ====     ======      =====      ====


(1) Includes Seabrook Unit 1 operating deposit, but not restricted cash of American Payment Systems, Inc. of $23.1 million.
(2) Internally Generated Funds less Dividends, Capital Expenditures and External Financing Requirements are estimates based on current earnings and cash flow projections, including the implementation of the legislative mandate to achieve a 10% price reduction from December 31, 1996 price levels by the year 2000. Connecticut's Restructuring Act, described at Note
     (C), "Rate-Related Regulatory Proceedings", required the Company to divest itself of its fossil-fueled generating plants and requires it to attempt to divest itself of its ownership interests in nuclear-fueled generating units prior to January 1, 2004. This forecast reflects the net after-tax proceeds from the divestiture of fossil-fueled generation plants on April 16, 1999. All of these estimates are subject to change due to future events and conditions that may be substantially different from those used in developing the projections.

(3)  Investment  for 1999 in  United  Bridgeport  Energy  $85.0  million,  Allan
     Electric Co., Inc. $8.0 million, Precision Power, Inc. $14.0 million and United Resources, Inc. $4.0 million. Forward estimates are targets necessary to meet earnings growth goals.

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

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 8, 1999. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by either the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of June 30, 1999, the Company had $46 million in short-term borrowings outstanding under this facility.

                              SUBSIDIARY OPERATIONS

     UI has one wholly-owned subsidiary, United Resources, Inc. (URI), that serves as the parent corporation for several unregulated businesses, each of which is incorporated separately to participate in business ventures that will complement UI's regulated electric utility business and provide long-term rewards to UI's shareowners.

     URI has four wholly-owned subsidiaries. American Payment Systems, Inc. manages a national network of agents for the processing of bill payments made by customers of UI and other utilities. It manages agent networks in 36 states and processed approximately $7.5 billion in customer payments during 1998, generating operating revenues of approximately $33.7 million and operating income of approximately $1.7 million. Another subsidiary of URI, Thermal Energies, Inc., owns and operates heating and cooling energy centers in commercial and institutional buildings, and is participating in the development of district heating and cooling facilities in the downtown New Haven area, including the energy center for an office tower and participation as a 52% partner in the energy center for a city hall and office tower complex. A third URI subsidiary, Precision Power, Inc. and its subsidiaries, provide power-related equipment and services to the owners of commercial buildings, government buildings and industrial facilities. URI's fourth subsidiary, United Bridgeport Energy, Inc., is a 33 1/3% owner of Bridgeport Energy, LLC, which owns and operates a 500-megawatt merchant wholesale electric generating facility in Bridgeport, Connecticut.

                              RESULTS OF OPERATIONS

Second Quarter of 1999 vs. Second Quarter of 1998
-------------------------------------------------

     Earnings for the second quarter of 1999 were $13.9 million, or $.99 per share (on both a basic and diluted basis), up $8.5 million, or $.60 per share, from the second quarter of 1998. Excluding the one-time item recorded in the second quarter of 1998, earnings from operations were up $5.6 million, or $.39 per share. There were no one-time items recorded in the second quarter of 1999.

     The one-time item recorded in the second quarter of 1998 was:

                                One-time Item                             EPS
--------------------------------------------------------------------------------
1998 Quarter 2   Subsidiary reserve for agent collection shortfalls
                 and other potentially uncollectible receivables         $(.21)
--------------------------------------------------------------------------------

     Retail revenues from operations increased by $6.3 million in the second quarter of 1999 compared to the second quarter of 1998, as electric revenues increased for the reasons detailed below. Retail fuel and energy expense increased by $6.3 million, primarily from higher purchased power prices as a result of the Company's transition from a producer to a purchaser of its customers' energy requirements. Overall, retail sales margin from operations decreased by $0.7 million. The principal components of the change in retail sales margin for the quarter, year-over-year, include:

                                                                      $ millions
--------------------------------------------------------------------- ----------
   Revenue from:
--------------------------------------------------------------------- ----------
     Estimate of "real" retail sales growth, up 3.0%                      4.6
--------------------------------------------------------------------- ----------
     Estimate of weather effect on retail sales, up 1.4%                  2.2
--------------------------------------------------------------------- ----------
     Sales decrease from Yale University cogeneration, (0.8)%            (1.2)
--------------------------------------------------------------------- ----------
     Price mix of sales and other                                         0.7
--------------------------------------------------------------------- ----------
   Fuel and energy, margin effect:
-------------------------------------------------------------------- -----------
     Sales increase                                                      (1.1)
------------------------------------------------------------------- ------------
     Nuclear fuel prices and refueling outage replacement costs          (3.1)
------------------------------------------------------------------- ------------
     Replacement power for fossil unit outage in 1998                     1.7
------------------------------------------------------------------- ------------
     Fossil fuel and purchased energy prices                             (3.7)
------------------------------------------------------------------- ------------

                  On April  16,  1999,  the  Company  completed  the sale of its operating fossil-fueled generating plants and existing wholesale sales contracts that was required by Connecticut's electric utility industry restructuring legislation. As a result, the "geography" of the Company's costs on the income statement and, hence, the year-over-year variances, have changed and will change significantly beginning in the second quarter. This particularly relates to wholesale revenue, retail purchased energy and fossil fuel expenses, operation and maintenance expense, depreciation and interest charges. For example, the increased purchased energy costs included in the table above are more than offset by some of the decline in miscellaneous operation and maintenance expense, due principally to the sale of generating plants, shown in the table below, and to decreases in depreciation and property taxes. See the "Looking Forward" section for more details.

     Net wholesale margin (wholesale revenue less wholesale expense) decreased by $1.6 million in the second quarter of 1999 compared to the second quarter of 1998 from lower wholesale capacity sales resulting from the generation asset sale. Other operating revenues, which include NEPOOL related transmission revenues, increased by $1.2 million. NEPOOL transmission revenues are recoveries, for the most part, of NEPOOL transmission expense and simply reflect new accounting requirements implemented by the Federal Energy Regulatory Commission.

     Operating expenses for operations, maintenance and purchased capacity charges decreased by $6.2 million in the second quarter of 1999 compared to the second quarter of 1998. The principal components of these expense changes include:
                                                                     $ millions
--------------------------------------------------------------------- ----------
  Capacity expense:
--------------------------------------------------------------------- ----------
    Connecticut Yankee                                                   (0.1)
--------------------------------------------------------------------- ----------
    Cogeneration and other purchases                                     (0.2)
--------------------------------------------------------------------- ----------
  Other O&M expense:
--------------------------------------------------------------------- ----------
    Seabrook Unit 1 (refueling outage and accruals)                       2.5
--------------------------------------------------------------------- ----------
    Millstone Unit 3 (refueling outage and accruals)                      0.5
--------------------------------------------------------------------- ----------
    Other expenses at nuclear units                                      (0.8)
--------------------------------------------------------------------- ----------
    Fossil generation unit overhaul and outage costs                     (4.3)
--------------------------------------------------------------------- ----------
    NEPOOL transmission expense                                           0.6
--------------------------------------------------------------------- ----------
    Other miscellaneous, including impact of generation asset sale       (4.4)
--------------------------------------------------------------------- ----------

     Depreciation expense decreased by $1.7 million in the second quarter of 1999 compared to the second quarter of 1998, due primarily to the generation asset sale. Property tax expense decreased by $1.1 million due to this sale.

     On December 31, 1996, the Connecticut Department of Public Utility Control issued an order that implemented a five-year Rate Plan to reduce the Company's retail prices and accelerate the recovery of certain "regulatory assets".
According to the Rate Plan, under which the Company is currently operating, "accelerated" amortization of past utility investments is scheduled for every year that the Rate Plan is in effect, contingent upon the Company earning a 10.5% return on utility common stock equity. All of the scheduled accelerated amortization for 1998, amounting to $13.1 million (before-tax, $8.5 million after-tax), was recorded against earnings from operations in 1998. One-fourth of the total, or $3.3 million (before-tax, $2.1 million after-tax), was recorded in each quarter. The Company is amortizing regulatory income tax assets for the 1999 amount, totaling $12.1 million (after-tax, about $20 million in pre-tax equivalent), one-fourth of it, or $3.0 million (after-tax, about $5 million in pre-tax equivalent), in each quarter.

     The Company can also incur additional accelerated amortization expense as a result of the "sharing" mechanism in the Rate Plan, if the Company achieves a return on utility common stock equity above 11.5%, which the Company expects to achieve from operations midway through the third quarter of 1999. There was no "sharing" recorded against earnings from operations in the second quarters of 1998 or 1999. See the "Looking Forward" section for a more detailed explanation of the "sharing" mechanism.

     Unregulated subsidiary income, reported as "Other net" income, decreased by about $2.9 million in the second quarter of 1999 compared to second quarter of 1998. American Payment Systems, Inc. (APS), earned about $280,000 (before-tax) in the second quarter of 1999, almost one-third more than the $214,000 (before-tax) earned in the second quarter of 1998, excluding a one-time charge in 1998. The income of Precision Power, Inc. (PPI) decreased $1.9 million (before-tax), reflecting increased infrastructure costs as it prepares to expand its service offerings. The second quarter PPI loss was in line with expectations outlined in the "Looking Forward" section of the Company's 1998 Form 10-K. On May 11, 1999, the Company's unregulated subsidiary, United Resources, Inc., increased its 4% passive investment, through United Bridgeport Energy, Inc., in Bridgeport Energy LLC (BE) to 33 1/3%. The second phase of BE's merchant wholesale electric generating project went into commercial operation in July 1999, adding 180 megawatts of generation capacity for a total of 520 megawatts. As a result of the shutdown of the first phase generator to allow for construction of the second phase, the Company experienced a loss of about $1 million from project operations and financing in the second quarter of 1999. The Company's investment in the project is expected to produce positive income in the second half of the year.

                                                              2nd Q 99  2nd Q 99
                                                                 vs.        vs.
Summary of Unregulated Subsidiaries Pre-tax Income: $millions 2nd Q 98  1st Q 99
------------------------------------------------------------- --------  --------
   American Payment Systems, Inc.                               0.1        - -
------------------------------------------------------------- --------  --------
   Precision Power, Inc.                                       (1.9)      (1.2)
------------------------------------------------------------- --------  --------
   United Bridgeport Energy                                    (1.1)      (1.1)
------------------------------------------------------------- --------  --------
   United Resources, Inc. Capital Projects                      - -        0.6
------------------------------------------------------------- --------  --------

     Interest charges continued on their downward trend, decreasing by $3.8 million for the regulated business in the second quarter of 1999 compared to the second quarter of 1998, partly offset by an increase of $0.6 million in interest charges for unregulated subsidiaries. Most of the reduction in utility interest charges anticipated for 1999 compared to 1998 is coming after the generation asset sale, which was completed on April 16, 1999. On April 16, 1999, the Company used proceeds received from the sale to pay off $205 million of debt. See the "Looking Forward" section for more details.

FIRST SIX MONTHS OF 1999 VS. FIRST SIX MONTHS OF 1998
-----------------------------------------------------

     Earnings for the first six months of 1999 were $23.8 million, or $1.69 per share (on both a basic and diluted basis), up $9.4 million, or $.66 per share, from the first six months of 1998. Excluding one-time items, earnings from operations were $23.2 million, or $1.65 per share, up $5.9 million, or $.41 per share.

     The one-time items reported in the first six months of 1998 and 1999 were:

                                 One-time Items                           EPS
--------------------------------------------------------------------------------
     1998 Quarter 2   Subsidiary reserve for agent collection
                        shortfalls and other potentially uncollectible
                        receivables                                     $(.21)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
     1999 Quarter 1   Purchased power expense refund                    $ .12
                      "Sharing" due to one-time refund                  $(.08)
--------------------------------------------------------------------------------

     Retail revenues from operations increased by $13.1 million in the first six months of 1999 compared to the first six months of 1998, as electric revenues increased for the reasons detailed below. Retail revenues decreased by $1.0 million because of "sharing" required under the current regulatory structure as applied to the one-time gain recorded in the first quarter of 1999. Retail fuel and energy expense increased by $1.3 million, primarily from higher purchased power prices as a result of the Company's transition from a producer to a purchaser of its customers' energy requirements, and the need to purchase additional energy to replace power lost from nuclear plant refueling outages. Overall, retail sales margin from operations increased by $11.6 million, or 10.3%. The principal components of the retail sales margin change for the quarter, year-over-year, include:

                                                                     $ millions
-------------------------------------------------------------------- -----------
  Revenue from:
-------------------------------------------------------------------- -----------
    Estimate of "real" retail sales growth, up 2.9%                       8.8
-------------------------------------------------------------------- -----------
    Estimate of weather effect on retail sales, up 1.5%                   4.6
-------------------------------------------------------------------- -----------
    Sales decrease from Yale University cogeneration, (1.3)%             (3.7)
-------------------------------------------------------------------- -----------
    Price mix of sales and other                                          3.4
-------------------------------------------------------------------- -----------
    "Sharing" due to one-time gain                                       (1.0)
------------------------------------------------------------------- -----------
  Fuel and energy, margin effect:
-------------------------------------------------------------------- -----------
    Sales increase                                                       (1.8)
-------------------------------------------------------------------- -----------
    Nuclear fuel prices and outage replacement costs                     (4.0)
-------------------------------------------------------------------- -----------
    Replacement power for fossil unit outage in 1998                      1.7
-------------------------------------------------------------------- -----------
    Fossil fuel price                                                     2.8
-------------------------------------------------------------------- -----------

     On April 16, 1999, the Company completed the sale of its operating fossil fueled generating plants and existing wholesale sales contracts that was required by Connecticut's electric utility industry restructuring legislation. As a result, the "geography" of the Company's costs on the income statement and, hence, the year-over-year variances, have changed and will change significantly beginning in the second quarter. This particularly relates to wholesale revenue, retail purchased energy and fossil fuel expense, operations and maintenance expense, depreciation and interest charges. See the "Looking Forward" section for more details.

     Net wholesale margin (wholesale revenue less wholesale expense) decreased by $3.8 million in the first six months of 1999 compared to the first six months of 1998 from lower wholesale capacity sales. Other operating revenues, which include NEPOOL related transmission revenues, increased by $2.8 million. NEPOOL transmission revenues are recoveries, for the most part, of NEPOOL transmission expense and simply reflect new accounting requirements implemented by the Federal Energy Regulatory Commission.

     Operating expenses for operations, maintenance and purchased capacity charges increased by $0.5 million in the first six months of 1999 compared to the first six of 1998. The principal components of these expense changes include:
                                                                     $ millions
--------------------------------------------------------------------- ----------
 Capacity expense:
--------------------------------------------------------------------- ----------
   Connecticut Yankee                                                    (0.5)
--------------------------------------------------------------------- ----------
   Cogeneration and other purchases (see Note)                            3.0
--------------------------------------------------------------------- ----------
 Other O&M expense:
--------------------------------------------------------------------- ----------
   Seabrook Unit 1 (refueling outage and accruals)                        4.1
--------------------------------------------------------------------- ----------
   Millstone Unit 3 (refueling outage and accruals)                       1.0
--------------------------------------------------------------------- ----------
   Other expenses at nuclear units                                       (1.1)
--------------------------------------------------------------------- ----------
   Fossil generation unit overhaul and outage costs                      (6.3)
--------------------------------------------------------------------- ----------
   NEPOOL transmission expense                                            1.5
--------------------------------------------------------------------- ----------
   Other miscellaneous, including impact of generation asset sale        (1.2)
--------------------------------------------------------------------- ----------

     Note: A cogeneration facility was out of service for about a month in the first quarter of 1998 but has operated normally in 1999.

     Depreciation expense decreased by $1.5 million in the first six months of 1999 compared to the first six months of 1998, due primarily to the generation asset sale.

     On December 31, 1996, the Connecticut Department of Public Utility Control issued an order that implemented a five-year Rate Plan to reduce the Company's retail prices and accelerate the recovery of certain "regulatory assets."
According to the Rate Plan, under which the Company is currently operating, "accelerated" amortization of past utility investments is scheduled for every year that the Rate Plan is in effect, contingent upon the Company earning a 10.5% return on utility common stock equity. All of the scheduled accelerated amortization for 1998, amounting to $13.1 million (before-tax, $8.5 million after-tax), was recorded against earnings from operations in 1998. One-fourth of the total, or $3.3 million (before-tax, $2.1 million after-tax), was recorded in each quarter. The Company is amortizing regulatory income tax assets for the 1999 amount, totaling $12.1 million (after-tax, $20 million pre-tax equivalent), one-fourth of it, or $3.0 million (after-tax, $5 million pre-tax equivalent), in each quarter.

     The Company can also incur additional accelerated amortization expense as a result of the "sharing" mechanism in the Rate Plan, if the Company achieves a return on utility common stock equity above 11.5%, which the Company expects to achieve midway through the third quarter of 1999. Such "sharing" amortization was recorded in the first quarter of 1999, in the amount of $0.6 million (after-tax), as a result of the one-time gain recorded in that quarter. There was no "sharing" recorded against earnings from operations in the first six months of 1998 or 1999.

     "Other net" income decreased by about $3.7 million in the first six months of 1999 compared to the first six months of 1998. The Company's largest unregulated subsidiary, American Payment Systems, Inc. (APS), earned about $0.5 million from operations (before-tax) in the first six months of 1999, unchanged from the first six months of 1998. The income of Precision Power, Inc.
(PPI) decreased $2.6 million (before-tax), reflecting increased infrastructure costs as it continues to prepare to expand its service offerings. The six-month PPI loss was in line with expectations outlined in the "Looking Forward" section of the Company's 1998 Form 10-K. On May 11, 1999, the Company's unregulated subsidiary, United Resources, Inc., increased its 4% passive investment, through United Bridgeport Energy, Inc., in Bridgeport Energy LLC (BE) to 33 1/3%. The second phase of BE's merchant wholesale electric generating project went into commercial operation in July 1999, adding 180 megawatts of generation capacity for a total of 520 megawatts. As a result of the shutdown of the first phase generator to allow for construction of the second phase, the Company experienced a loss of about $1 million from project operations and financing in the second quarter of 1999. The Company's investment in the project is expected to produce positive income in the second half of the year.

                                                                      1st 6 mos.
  Summary of Unregulated Subsidiaries Pre-tax Income: $millions       99 vs. 98
--------------------------------------------------------------------- ----------
    American Payment Systems, Inc.                                         - -
--------------------------------------------------------------------- ----------
    Precision Power, Inc.                                                (2.6)
--------------------------------------------------------------------- ----------
    United Bridgeport Energy, Inc.                                       (1.1)
--------------------------------------------------------------------- ----------
    United Resources, Inc. Capital Projects                                - -
--------------------------------------------------------------------- ----------

     Interest charges continued on their downward trend, decreasing by $4.0 million for the regulated business in the second quarter of 1999 compared to the second quarter of 1998, partly offset by an increase of $0.6 million in interest charges for unregulated subsidiaries. Most of the reduction in utility interest charges anticipated for 1999 compared to 1998 is coming after the generation asset sale, which was completed on April 16, 1999. On April 16, 1999, the Company used proceeds received from the sale of plant to pay off $205 million of debt. See the "Looking Forward" section for more details.

                                 LOOKING FORWARD

(THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CURRENTLY EXPECTED. READERS ARE CAUTIONED THAT THE COMPANY REGARDS SPECIFIC INCOME AND EARNINGS NUMBERS AS ONLY THE "MOST LIKELY" TO OCCUR WITHIN A RANGE OF POSSIBLE VALUES.)

Five-year Rate Plan
-------------------

     On December 31, 1996, the Connecticut  Department of Public Utility Control
(DPUC) issued an order (the Order) that implemented a five-year regulatory framework to reduce the Company's retail prices and accelerate the recovery of certain "regulatory assets," beginning with deferred conservation costs. The Company operated under the terms of this Order in 1998. The Order's schedule of price reductions and accelerated amortizations was based on a DPUC pro-forma financial analysis that anticipated the Company would be able to implement such changes and earn an allowed annual return on common stock equity invested in utility assets of 11.5% over the period 1997 through 2001. The Order established a set formula to share (see "Sharing Implementation" below) any utility income that would produce a return above the 11.5% level: one-third to be applied to customer price reductions, one-third to be applied to additional amortization of regulatory assets, and one-third to be retained by shareowners. Utility income is inclusive of earnings from operations and one-time items. The Order remains in effect through 2001, although it does include a provision that it may be modified as a result of the restructuring legislation passed by the Connecticut legislature in 1998. Please see the "Looking Forward" section of the Company's 1998 Form 10-K for a more extensive description of the five-year Rate Plan.

Sharing Implementation
----------------------

     The Company estimates that its return on regulated utility common stock equity invested in utility assets of 11.5%, that is, the level that triggers "sharing" of additional utility earnings, will require utility common stock equity income (after-tax) of about $47 million for 1999. The Company will record "sharing" customer price reductions and additional amortization of regulatory assets once it begins earning above that level of income for 1999. Based on the traditional quarterly earnings pattern, the Company realizes about half of its pre-sharing utility earnings in the third quarter. The Company will not likely ever exceed the sharing level of utility earnings before the third quarter of any year that "sharing" is in effect. Assuming the sharing level of utility earnings is exceeded in the third quarter of a particular year, then all positive utility earnings recorded in the fourth quarter of that year will be subject to sharing. This methodology will ensure stable, year-over-year earnings comparisons based on actual utility financial results and will be unlikely to result in any sharing reversals in the fourth quarter that are unrelated to income in the fourth quarter.

1999 Earnings
-------------

     1999 will be a year of transition to the January 1, 2000 effective date of electric utility restructuring under legislation passed by the Connecticut legislature in 1998. The Company has taken one major step toward restructuring by proceeding with the sale of its fossil-fueled generation plants and existing wholesale sales contracts (known as the Generation Asset Divestiture or GAD). That sale was completed on April 16, 1999. All of the changes resulting from GAD, described below, began occurring on April 16.

     One result of the GAD will be a reduction in the electric utility rate base, the basis for measuring return on utility common stock equity. Rate base is expected to decline from an average of $1,128 million in 1998 to an average of about $920 million in 1999. This would result in a similar percentage reduction in the Company's utility common stock equity, except that the Company's longstanding policy of debt paydown will partially offset it by increasing the portion of rate base financed by equity. The portion of rate base that is financed by equity is, then, expected to decline from an average of about $431 million in 1998 to about $410-$420 million in 1999. During 1998, a return of 11.5% on utility common stock equity produced earnings of about $3.43 per share. Because of the reduced equity portion of rate base expected in 1999, the allowed return is expected to produce utility earnings in the $3.35-$3.40 per share range.

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

     Aside from "real" economic growth, reductions in retail electricity sales has and will occur in 1999 compared to 1998 as a result of a cogeneration unit at Yale University that produces approximately one-half of Yale's annual electricity requirements (about 1.5% of the Company's total 1998 retail sales). This unit commenced operations in mid-1998, and reduced total Company retail kilowatt-hour sales by about 0.9% in 1998 compared to 1997. The impact of the Yale sales decline continued through the first six months of 1999, decreasing the Company's sales compared to the first six months of 1998 by 1.3%, and will continue somewhat in the third quarter of 1999, decreasing the Company's sales by as much as 1.0% in that quarter. The overall impact of Yale cogeneration on the Company's 1999 sales will be a reduction of about 0.5%-1.0% compared to 1998. Thus, it will require "real" growth of this much, for the year, to merely offset the decrease due to Yale. "Real" growth in kilowatt-hour sales for the first six months of 1999 compared to the first six months of 1998 was estimated to be 2.9%, only partially offset by the 1.3% decrease due to Yale. Retail kilowatt-hour sales growth of 1.0% produces a margin improvement of about $5.0 million on an annual basis, before any "sharing" effect considerations.

     Prices in individual customer rate classes will not change in 1999 relative to 1998, exclusive of any "sharing". However, sales growth is occurring in rate classes with higher than average prices, and the Company expects an increase in retail revenue of about $3.0 million in 1999 compared to 1998 from this price mix improvement.

     Other operating revenues are expected to increase as a result of NEPOOL related transmission revenues by about $4.0 million, due to NEPOOL restructuring changes; but this will have no net income effect, as the higher revenues are due to higher transmission operating expense. Other than the NEPOOL impact, these revenues are expected to decrease by about $2.0 million to a more normal level. The Company does not anticipate, at this time, any other significant revenue reductions in 1999 retail revenues compared to 1998, unless the Company is achieving a "sharing" level of earnings.

     As a result of the GAD, wholesale capacity revenues will decrease by about $7.7 million in 1999 compared to 1998, because existing wholesale sales contracts were part of the GAD. Also as a result of the GAD, the Company's fuel and purchased energy charges will increase in 1999 compared to 1998 by about $40 million, to replace the power previously provided by the Company's fossil fueled generation plants. A power supply purchase agreement was part of the GAD and it will help to ensure adequate resources to meet customer energy demands under a short-term fixed price agreement until July 2000 (the price declines somewhat in 2000 compared to 1999) when all customers will have a choice of generation suppliers. The Company expects that its projected 1999 energy requirements that are not met by the GAD power supply purchase agreement will be met at lower prices than those experienced in 1998, primarily because of lower projected fossil fuel prices and energy prices in general. This is expected to result in energy cost savings of about $5 million.

     Purchased capacity costs should decrease by about $2 million in 1999, due primarily to decreases in decommissioning costs for the retired Connecticut Yankee nuclear generation plant.

     Several other expense categories are expected to be reduced substantially in 1999 because of the GAD and the Company's other cost reduction efforts, offsetting the impact of the increase in purchased energy charges. Operation and maintenance expense is expected to decrease by a net $22 million, reflecting a decrease of $32 million due to the GAD and other general changes, partly offset by increases of about $5 million for nuclear unit refueling outages, $1 million for Y2K costs, and $4 million due to NEPOOL transmission charges The latter will have no net income effect, as the higher transmission expense will be covered by higher transmission revenues. Total Y2K costs for 1999 are currently projected at about $3.6 million. Other operation and maintenance expenses in 1999 should be fairly stable compared to 1998, unless an event occurs that cannot be predicted at this time.

     Consolidated interest costs are now expected to decline by about $12 million in 1999 compared to 1998, to about $40 million, a level that was last experienced in 1982. This anticipated interest cost reduction will result largely from utility debt paydown through use of the after-tax cash proceeds from the GAD, partly offset by the increase in the Company's passive financial investment in Bridgeport Energy LLC. The Bridgeport Energy investment was announced in a news release dated March 30, 1999, and represents a 33 1/3% stake in an operational combined cycle gas turbine wholesale electric generating plant operated on a merchant basis by Duke Energy. The Company also expects to generate substantial cash flow from operations after dividend and capital spending, which will also be used to pay down debt.

     Depreciation, excluding accelerated amortization, should decrease by about $13 million in 1999 compared to 1998, due mostly to the GAD but also to the near completion in 1998 of depreciation of previously capitalized conservation program expenditures. A significant portion of the depreciation being recorded for the GAD assets was not tax deductible and did not affect taxable income. Therefore, a significant portion of the decrease in depreciation related to the GAD will not increase income taxes, and will therefore supplement the $13 million depreciation decrease with an additional tax benefit, comparing 1999 to 1998, of about $2.5 million, or $.18 per share.

     Accelerated amortization, pursuant to the Rate Plan, will increase by about $4 million (on an equivalent after-tax basis) in 1999 compared to 1998, exclusive of any "sharing" amortization. Property taxes should decrease by about $2 million, due mostly to the GAD. Other operating expenses can be expected to experience some increases and some decreases that should, more or less, offset one another.

     In summary, the Company expects substantial net expense reductions as a result of the GAD and ongoing cost control measures that should more than compensate for increased charges for replacement power and increased accelerated amortization costs in 1999. Such performance should allow utility earnings to increase above an 11.5% return on utility common stock equity into the "sharing" range of the Order. Currently, the Company expects its regulated business to earn, for the entire year of 1999, about $15 million to $17 million (after-tax) above the 11.5% return "sharing" threshold of about $47 million set by regulators ($3.35-$3.40 per share). These earnings would result in about $9 million in customer price reductions, and $9 million in offsets to stranded costs (pre-tax). Given current expectations, the retained portion of shared earnings would add about $.35-$.40 per share, resulting in earnings from operations for the regulated business of about $3.70-$3.80 for the year. The Company expects to achieve the sharing threshold of earnings and to begin sharing in the third quarter of the year, assuming normal weather patterns. In that case, all utility business earnings in the fourth quarter can be expected to be subject to sharing. The Company expects that 1999 quarterly earnings from operations will follow a pattern similar to that of 1998 on a weather-normalized basis.

     Unregulated subsidiaries are expected to experience losses of $.10-$.15 per share in 1999. American Payment Systems, Inc. is expected to build on 1998's contribution to earnings from operations of $.07 per share. However, this will depend on its ability to expand sales to its utility customers. Precision Power Inc. (PPI) increased its organizational infrastructure in 1998, also in an effort to increase its presence in its principal markets of distributed power systems and services. At its current level of expense, PPI's Connecticut operations will lose $.15 per share in 1999 if no substantial new contracts are obtained. PPI recently acquired Allen Electric Co., Inc., a similar enterprise in New Jersey, which is expected to be accretive slightly this year and is expected to earn $.07-$.10 per share annually going forward. For 2000 and beyond, the Company's passive financial investment in Bridgeport Energy is expected to increase UI's annual earnings per share from operations by $.10 to $.15.

     As a result of the earnings contributions anticipated from all of its different business activities described above, the Company expects net earnings per share from operations to be in the range of $3.55 to $3.70 in 1999. These estimates are subject to all of the contingencies and uncertainties detailed in the preceding discussion; and the reader is cautioned to read the "Looking Forward" section in its entirety.

Year 2000
---------

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

     An inventory and assessment of the Company's computer system applications, hardware, software and embedded technologies have been completed, and recommended solutions to all identified risks and exposures have been generated. A testing, remediation, renovation, replacement and retirement program has been in progress since early 1998. Both external and internal resources are being utilized to accomplish the testing, remediation and renovation efforts. A total of 383 affected business processes have been identified and 350 of them have been verified as Year 2000 compliant through testing, remediation, replacement or retirement. The remediation methodology utilized has been Fixed Windowing, and totally independent platforms have been installed for testing all of the applications.

Necessary upgrades to mainframe hardware and software were completed and tested by June 30, 1999. This included a "destructive" mainframe test performed at an independent site in Ponca City, Oklahoma.

     The Company included its operating non-nuclear generation facilities in the Year 2000 program up to the date of their divestiture on April 16, 1999. At that point, all related documentation was transferred and delivered to Wisvest-Connecticut, LLC, the purchaser of these generation facilities. See Note
(C), "Rate-Related Regulatory Proceedings" above, for a description of this transaction.

     As of August 3, 1999 there were 36 business processes remaining to be determined as Year 2000 ready. The summary of remaining business processes by department and priority level is as follows:

                                Priority 1      Priority 2        Priority 3       Priority 4        Total

     Customer Services             1               20                  8                1              30
     Support Services              0                0                  1                0               1
     Controller's Department       2                0                  0                0               2
                                   ----------------------------------------------------------------------
        Total                      3               20                  9                1              33
                                   ======================================================================

       Priority one processes are those defined as affecting safety, reliability, regulatory compliance or having a significant financial impact. The priority one Customer Services process relates to the Customer Information System that has been 100% tested but is under continuous change due to the electric industry restructuring in Connecticut. The Controller's department has two systems awaiting modification and testing, the accounts payable system and the general ledger system. All priority one systems are to be complete by
December  31,  1999.  Priority  two  implies  that  failure of this  software or hardware will present a disruption of service at current budget levels, but work-arounds with negative implications for current service or cost levels are available, if needed. Priority three implies that failure of this software or hardware may present an inconvenience to occasional work requirements or an impediment to achievement of higher service or lower cost levels, but alternative work-arounds can be pursued if deemed necessary at some future date. Priority four implies that failure of this software or hardware will produce a nuisance or confusion but will not present any direct negative business consequence. As of August 3, 1999, the Company had completed the assessment and remediation phases of its program for these non-priority one business processes, which are in various stages of the testing and approval process and are projected to be completed by September 1, 1999.

     UI has successfully complied with all regulatory requirements. Most recently, UI successfully completed a Connecticut Department of Public Utility Control audit along with eight other utilities in the state. The Company also provides monthly reports to the North American Electric Reliability Council on the Year compliance 2000 status of its transmission, distribution, telecommunication and system control and data acquisition assets.

     Requests for documented compliance information have been sent to all critical suppliers, data sharers and facility building owners and, as responses are received, appropriate solutions and testing programs are being developed and executed. While failure to achieve Year 2000 compliance by any one of a number of critical suppliers and data sharers could have some adverse effect on the success of the Company's implementation program, the Company believes that the entities that might impact the program most significantly in this regard are its telecommunications providers, the other participants in the New England Power Pool (NEPOOL), and the Independent System Operator (ISO) that operates the NEPOOL bulk power supply system. Year 2000 compliance failures by any of these entities could have a material effect on electricity delivery and telemetering. In its efforts to mitigate these risks, the Company has taken several actions. UI has communicated its concerns to its principal telecommunications provider and a joint effort to design and plan appropriate testing to insure that all critical telecommunications functions will be operational has commenced. The Year 2000 Issue is also being addressed at the regional level by NEPOOL and the ISO. Coordination efforts with NEPOOL to establish utility testing and readiness are in progress. The Company is a participant in all of the subcommittees working within NEPOOL/ISO on efforts to assure operational reliability. The Company is also actively involved with NEPOOL/ISO in the planning effort for integrated contingency planning, as directed by the North American Electric Reliability Council (NERC). The first NERC directed test was successfully completed on April 9, 1999.

     Aside from telecommunications and NEPOOL/ISO concerns, the availability of vendor patches, releases and/or replacement equipment or software poses the most significant risk to the success of the Company's Year 2000 compliance implementation program. In order to minimize these risks, the Company has been and will be actively involved in contingency planning. While the Company's knowledge and experience in electric system recovery planning and execution has been demonstrated in the past, the Company recognizes the need for, and importance of, Year 2000-specific contingency planning, because the complex interaction of today's computing and communications systems precludes certainty that all critical system remediation will be successful. High level contingency planning for essential business processes has been completed. These plans will be continually reviewed, revised and modified throughout the remainder of the year as appropriate. As a part of the contingency planning process, consideration will be given to potential frequency and duration of interruptions in the generating, financial and communications infrastructures. Since contingency planning is, by nature, a speculative process, there can be no assurance that this planning will completely eliminate the risk of material impacts to the Company's business due to Year 2000 problems. However, the Company recognizes the importance to its customers of a reliable supply of electricity, and it intends to devote whatever resources are necessary to assure that both the program and its implementation are successful.

     The Company believes that the successful implementation of this program should ultimately cost approximately $6.1 million for existing information systems and embedded technology. A total of $5.2 million had been expended as of June 30, 1999. As systems testing progresses and more embedded technology vendor product information is forthcoming, business decisions made and testing results verified, the need for increased expenditures, if necessary, will be determined. The Company believes these actions will preclude any adverse impact of the Year 2000 Issue on its operations or financial condition.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     See the Registrant's Quarterly Report (Form 10-Q) for the fiscal quarter ended March 31, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of the Shareowners of the Registrant was held on June 28, 1999, for the purpose of electing a Board of Directors for the ensuing year, voting on approval of the employment of PricewaterhouseCoopers LLP as the firm of independent public accountants to audit the books and affairs of the Registrant for the fiscal year 1999, and voting on approval of a 1999 Stock Option Plan.

     All of the nominees for election as Directors listed in the Registrant's proxy statement for the meeting were elected by the following votes:

                                                         NUMBER OF SHARES
                                             ---------------------------------
                                                VOTED                    NOT
              NOMINEE                           "FOR"                   VOTED
              -------                           -----                   -----

       Thelma R. Albright                    12,037,555                154,110
       Marc C. Breslawsky                    12,038,661                153,002
       David E. A. Carson                    12,039,897                151,766
       Arnold L. Chase                       12,035,919                155,774
       John F. Croweak                       12,041,069                150,595
       Robert L. Fiscus                      12,043,406                148,257
       Betsy Henley-Cohn                     12,027,253                164,411
       John L. Lahey                         12,042,565                149,099
       F. Patrick McFadden, Jr.              12,042,882                148,782
       Daniel J. Miglio                      12,019,005                172,658
       Frank R. O'Keefe, Jr.                 12,038,981                152,682
       James A. Thomas                       12,043,273                148,391
       Nathaniel D. Woodson                  12,032,766                158,899

     The employment of PricewaterhouseCoopers LLP as the firm of independent public accountants to audit the books and affairs of the Registrant for the fiscal year 1999 was approved by the following vote:

                                       NUMBER OF SHARES
                     ------------------------------------------------
                       VOTED               VOTED                NOT
                       "FOR"             "AGAINST"             VOTED
                       -----             ---------             -----

                     12,054,343            63,685              73,630

     The 1999 Stock Option Plan was approved by the following vote:

                                       NUMBER OF SHARES
                    ------------------------------------------------
                       VOTED               VOTED                NOT
                       "FOR"             "AGAINST"             VOTED
                       -----             ---------             -----

                    10,571,087           1,310,284           310,183

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          Exhibit
         Table Item             Exhibit
          Number                Number                                   Description
         ----------             -------                                  -----------


           10                    10.29        Copy of The United Illuminating Company 1999 Stock Option Plan.

          (12), (99)             12           Statement  Showing  Computation  of Ratios of  Earnings  to Fixed
                                              Charges  and Ratios of Earnings  to  Combined  Fixed  Charges and
                                              Preferred  Stock  Dividend   Requirements  (Twelve  Months  Ended
                                              June 30,  1999 and Twelve Months Ended  December 31,  1998, 1997,
                                              1996, 1995 and 1994).

          (21)                   21           List of subsidiaries of The United Illuminating Company.

          (27)                   27           Financial Data Schedule.


     (b) Reports on Form 8-K.

          Item             Financial
          Reported         Statements       Date of Report
          --------         ----------       --------------

           2, 7              None           April 16, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE UNITED ILLUMINATING COMPANY




Date    08/16/1999           Signature        /s/ Robert L. Fiscus
     ---------------                   ----------------------------------------
                                                  Robert L. Fiscus
                                       Vice Chairman of the Board of Directors
                                               and Chief Financial Officer

                                  EXHIBIT INDEX

          Exhibit
         Table Item             Exhibit
          Number                Number                                   Description
         ----------             -------                                  -----------

          (10)                   10.29        Copy of The United Illuminating Company 1999 Stock Option Plan.

          (12), (99)             12           Statement  Showing  Computation  of Ratios of  Earnings  to Fixed
                                              Charges  and Ratios of Earnings  to  Combined  Fixed  Charges and
                                              Preferred  Stock  Dividend   Requirements  (Twelve  Months  Ended
                                              June 30,  1999 and Twelve Months Ended  December 31,  1998, 1997,
                                              1996, 1995, and 1994).

          (21)                  (21)          List of subsidiaries of The United Illuminating Company.

          (27)                   27           Financial Data Schedule.