Form 10-K/A
period 1998-12-31
UNITED ILLUMINATING CO
filed 1999-11-03
CIK 101265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A-2

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

The number of shares outstanding of the registrant's only class of common stock, as of January 31, 1999, was 14,334,922.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Document          Part of this Form 10-K into which document is incorporated
   --------          ----------------------------------------------------------
    None                                           N/A

                                TABLE OF CONTENTS
                                                                         PAGE
                                                                         ----

   Item 6.  Selected Financial Data.                                       4

   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                           8

   -   Major Influences on Financial Condition                             8

   -   Liquidity and Capital Resources                                    11

   -   Subsidiary Operations                                              13

   -   Year 2000 Issue                                                    14

   -   Results of Operations                                              15

   -   Looking Forward                                                    21

   Item 8.  Financial Statements and Supplementary Data.                  24

   -   Consolidated Financial Statements for the Years 1998, 1997
       and 1996                                                           24

       -  Statement of Income                                             24

       -  Statement of Cash Flows                                         25

       -  Balance Sheet                                                   26

       -  Statement of Retained Earnings                                  28

       -  Statement of Changes in Shareholders' Equity                    29

   -   Notes to Consolidated Financial Statements                         30

       -  Statement of Accounting Policies                                30

       -  Capitalization                                                  36

       -  Rate-Related Regulatory Proceedings                             41

       -  Accounting for Phase-in Plan                                    43

       -  Short-Term Credit Arrangements                                  43

       -  Income Taxes                                                    45

       -  Supplementary Information                                       47

       -  Pension and Other Benefits                                      48

       -  Jointly Owned Plant and Power Purchase Agreements               52

       -  Unamortized Cancelled Nuclear Project                           52

       -  Fuel Financing Obligations and Other Lease Obligations          53

       -  Commitments and Contingencies                                   54

                                                                        PAGE
                                                                        ----
PART II (CONTINUED)

          -   Capital Expenditure Program                                54

          -   Nuclear Insurance Contingencies                            54

          -   Other Commitments and Contingencies                        54

              -  Connecticut Yankee                                      54

              -  Hydro-Quebec                                            55

              -  Property Taxes                                          55

              -  Environmental Concerns                                  56

              -  Site Decontamination, Demolition and Remediation
                 Costs                                                   56

       -  Nuclear Fuel Disposal and Nuclear Plant Decommissioning        56

       -  Fair Value of Financial Instruments                            58

       -  Quarterly Financial Data (Unaudited)                           59

       -  Segment Information                                            59

       -  Restatement of Financial Results                               60

   Report of Independent Accountants                                     62

   Report of Independent Accountants on Financial Statement Schedule     63

PART IV

   Consent of Independent Accountants                                    64

   Signatures                                                            65

     This amendment to the Annual Report on Form 10-K of The United Illuminating Company (the "Company") for the fiscal year ended December 31, 1998 (the "Original Form 10-K") amends and modifies the Original Form 10-K by restating
(a) Item 6 "Selected Financial Data" in order to amend and supplement that Item,
(b) Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in order to amend and supplement the sections captioned,"Major Influences on Financial Condition", "Subsidiary Operations", "Year 2000 Issue", "New Accounting Standards", and "Results of Operations", and
(c) Item 8 "Financial Statements and Supplementary Data" in order to (i) supplement and revise the "Consolidated Statement of Income", "Consolidated Statement of Cash Flows", Consolidated Balance Sheet", and "Consolidated Statement of Retained Earnings" and Notes (A), (B), (F), (G), (H), (I), (K), and
(O) to the Notes to Consolidated Financial Statements, as well as the Financial Statement Schedule II, "Valuation and Qualifying Accounts", and (ii) to add Note
(P), "Segment Information" and Note (Q), "Restatement of Financial Results", to the Notes to Consolidated Financial Statements, as well as the "Consolidated Statement of Changes in Shareholders' Equity" to the 'Consolidated Financial Statements for the Years 1998, 1997, and 1996.

ITEM 6. SELECTED FINANCIAL DATA
                                                                         1998              1997              1996
============================================================================================================================
FINANCIAL RESULTS OF OPERATION ($000'S)
Sales of electricity
    Retail
        Residential                                                      $262,974          $259,325            $266,068
        Commercial                                                        254,765           248,490             264,111
        Industrial                                                        102,201           102,763             109,032
        Other                                                              11,667            11,755              11,903
                                                                     -------------     -------------    ----------------
    Total Retail                                                          631,607           622,333             651,114
    Wholesale (1)                                                          44,948            82,871              72,844
Other operating revenues                                                    9,636             3,825               3,300
                                                                     -------------     -------------    ----------------
    Total operating revenues                                              686,191           709,029             727,258
                                                                     -------------     -------------    ----------------
Fuel and interchange energy -net
    Retail -own load                                                      116,769           109,542              95,359
    Wholesale                                                              34,775            73,124              65,158
Capacity purchased-net                                                     34,515            39,976              46,830
Depreciation                                                               82,809   (3)      74,618  (3)         65,921
Other amortization, principally deferred return and cancelled plant        13,758            13,758              13,758
Other operating expenses, excluding tax expense                           188,946           200,803             219,630  (7)
Gross earnings tax                                                         24,039            23,571              26,804
Other non-income taxes                                                     40,635   (4)      28,922              30,382
                                                                     -------------     -------------    ----------------
    Total operating expenses, excluding income taxes                      536,246           564,314             563,842
                                                                     -------------     -------------    ----------------
Deferred return - Seabrook Unit 1                                               0                 0                   0
AFUDC                                                                         468             1,575               2,375
Other non-operating income(loss)                                            1,097   (5)       1,361              (8,445) (5)
Interest expense
   Long-term debt - net                                                    42,836            56,158              65,046
   Dividend requirement of mandatorily redeemable securities                 4,813             4,813               4,813
   Other                                                                    9,018             6,068               4,721
                                                                     -------------     -------------    ----------------
    Total                                                                  56,667            67,039              74,580
                                                                     -------------     -------------    ----------------
Income tax expense
   Operating income tax                                                    53,619            40,833  (6)         53,590
   Non-operating income tax                                                (3,848)           (3,678)             (9,869)
                                                                     -------------     -------------    ----------------
    Total                                                                  49,771            37,155              43,721
                                                                     -------------     -------------    ----------------
Income(loss) before cumulative effect of accounting change                 45,072            43,457              39,045
Cumulative effect of change in accounting - net of tax                          0                 0                   0
                                                                     -------------     -------------    ----------------
Net income (loss)                                                          45,072            43,457              39,045  (8)
Discount on preferred stock redemption                                        (21)              (48)             (1,840)
Preferred and preference stock dividends                                      201               205                 330
                                                                     -------------     -------------    ----------------
Income (loss) applicable to common stock                                  $44,892           $43,300             $40,555
----------------------------------------------------------------------------------------------------------------------------
Operating income                                                          $96,326          $103,882            $109,826
============================================================================================================================
FINANCIAL CONDITION ($000'S)
Plant in service-net                                                   $1,172,555        $1,222,174          $1,258,306
Construction work in progress                                              33,695            25,448              40,998
Plant-related regulatory asset                                                  0                 0                   0
Other property and investments                                             58,047            58,441              49,091
Current assets                                                            305,189           204,474             179,194
Deferred charges and regulatory assets                                    371,674           408,993             449,150
                                                                     -------------     -------------    ----------------
   Total Assets                                                        $1,941,160        $1,919,530          $1,976,739
----------------------------------------------------------------------------------------------------------------------------
Common stock equity                                                      $445,507          $436,081            $439,468
Preferred, preference stock and company-obligated mandatorily
  redeemable securities of subsidiaries holding solely parent debentures   54,299            54,351              54,461
Long-term debt excluding current portion                                  664,510           644,670             759,680
Noncurrent liabilities (9)                                                109,981           119,868             138,816
Current portion of long-term debt                                          66,202           100,000              69,900
Notes payable                                                              86,892            37,751              10,965
Other current liabilities (9)                                             172,830           175,340             146,235
Deferred income tax liabilities and other                                 340,939           351,469             357,214
                                                                     -------------     -------------    ----------------
   Total Capitalization and Liabilities                                $1,941,160        $1,919,530          $1,976,739
============================================================================================================================

  (1) Operating Revenues, for years prior to 1992, include wholesale power exchange contract sales that were reclassified from Fuel and Capacity
      expenses  in  accordance  with  Federal  Energy  Regulatory   Commission
      requirements.
  (2) Includes reclassification of certain Commercial and Industrial customers.
  (3) Includes the before-tax effect of charges for additional amortization of conservation & load management costs: $13.1 million in 1998 and $6.6 million in 1997.
  (4) Includes the effect of charges of $14.0 million, before-tax, associated with property tax settlement.
  (5) Includes the before-tax effect of charges for losses associated with unregulated subsidiaries: $2.8 million in 1997 and $5.8 million in 1996.


    1995           1994             1993             1992            1991          1990          1989
==========================================================================================================



     $260,694      $252,386         $238,185         $226,455        $226,751      $211,891      $205,183
      259,715       250,771 (2)      256,559          253,456 (2)     255,782       234,704       219,852
      106,963       104,242 (2)       97,466           97,010 (2)      91,895        94,526        92,855
       11,736        11,469           11,349           11,065          10,886        10,536         9,943
--------------  ------------    -------------     ------------    ------------  ------------  ------------
      639,108       618,868          603,559          587,986         585,314       551,657       527,833
       48,232        34,927           45,931           75,484          84,236        85,657        77,925
        3,109         2,953            3,533            3,855           3,821         3,332         3,348
--------------  ------------    -------------     ------------    ------------  ------------  ------------
      690,449       656,748          653,023          667,325         673,371       640,646       609,106
--------------  ------------    -------------     ------------    ------------  ------------  ------------

       96,538        99,589           98,694          108,084         123,010       119,285       128,739
       41,631        27,765           39,356           55,169          61,858        69,117        62,681
       47,420        44,769           47,424           43,560          44,668        42,827        50,234
       61,426        58,165           56,287           50,706          48,181        36,526        35,618
       13,758         1,172            1,780           10,415          10,415         4,173        10,415
      183,749       193,098          203,427  (10)    183,426         178,912       176,419       144,867
       27,379        27,403           27,955           27,362          27,223        25,595        24,506
       31,564        32,458           29,977           31,869          28,673        24,648        20,294
--------------  ------------    -------------     ------------    ------------  ------------  ------------
      503,465       484,419          504,900          510,591         522,940       498,590       477,354
--------------  ------------    -------------     ------------    ------------  ------------  ------------
            0             0            7,497           15,959          17,970        21,503             0
        2,762         3,463            4,067            3,232           5,190         3,443        65,443
       (5,068)       (1,907)              71           18,545           2,697        22,654      (219,742)

       63,431        73,772           80,030           88,666          90,296        94,056        91,126
        3,583             0                0                0               0             0             0
       12,841        10,301           12,260           12,882           9,847        15,468        22,849
--------------  ------------    -------------     ------------    ------------  ------------  ------------
       79,855        84,073           92,290          101,548         100,143       109,524       113,975
--------------  ------------    -------------     ------------    ------------  ------------  ------------

       59,828        44,937           33,309           48,712          47,231        43,493        37,963
       (4,901)       (3,214)          (6,322)         (12,558)        (19,299)      (17,409)     (101,135)
--------------  ------------    -------------     ------------    ------------  ------------  ------------
       54,927        41,723           26,987           36,154          27,932        26,084       (63,172)
--------------  ------------    -------------     ------------    ------------  ------------  ------------
       49,896        48,089           40,481           56,768          48,213        54,048       (73,350)
            0        (1,294)               0                0           7,337             0             0
--------------  ------------    -------------     ------------    ------------  ------------  ------------
       49,896        46,795           40,481 (11)      56,768          55,550        54,048       (73,350)
       (2,183)            0                0                0               0             0             0
        1,329         3,323            4,318            4,338           4,530         4,751         8,233
--------------  ------------    -------------     ------------    ------------  ------------  ------------
      $50,750       $43,472          $36,163          $52,430         $51,020       $49,297      ($81,583)
----------------------------------------------------------------------------------------------------------
     $127,156      $127,392         $114,814         $108,022        $103,200       $98,563       $93,789
==========================================================================================================

   $1,277,910    $1,268,145       $1,243,426       $1,224,058      $1,219,871    $1,209,173      $562,473
       41,817        57,669           77,395           59,809          54,771        50,257       675,831
            0             0                0                0               0             0        81,768
       53,355        53,267           58,096           65,320          79,009        90,006        91,648
      136,481       157,309          187,981          247,954         164,839       161,066       170,823
      475,258       538,601          567,394          556,493         554,365       553,986       605,696
--------------  ------------    -------------     ------------    ------------  ------------  ------------
   $1,984,821    $2,074,991       $2,134,292       $2,153,634      $2,072,855    $2,064,488    $2,188,239
----------------------------------------------------------------------------------------------------------
     $439,484      $428,028         $423,324         $422,746        $401,771      $379,812      $362,584

       60,539        44,700           60,945           60,945          62,640        69,700        70,000
      845,684       708,340          875,268          893,457         909,998       899,993       868,884
       65,747        59,458           62,666           44,567         110,217       110,850       117,200
       40,800       193,133          143,333           92,833          37,500        41,667        18,667
            0        67,000                0           84,099          13,000        15,000        45,000
      102,336       122,084          117,343          114,757         114,280       138,173       133,459
      430,231       452,248          451,413          440,230         423,449       409,293       572,445
--------------  ------------    -------------     ------------    ------------  ------------  ------------
   $1,984,821    $2,074,991       $2,134,292       $2,153,634      $2,072,855    $2,064,488    $2,188,239
==========================================================================================================

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

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)
                                                                         1998              1997              1996
============================================================================================================================
 COMMON STOCK DATA
 Average number of shares outstanding                                  14,017,644        13,975,802          14,100,806
 Number of shares outstanding at year-end                              14,034,562        13,907,824          14,101,291
 Earnings(loss) per share (average) - basic                                 $3.20             $3.10               $2.88
 Earnings(loss) per share (average) - diluted                               $3.20             $3.09               $2.87
 Book value per share                                                      $31.74            $31.35              $31.16
 Average return on equity
     Total                                                                  9.44%            10.45%               9.20%
     Utility                                                               11.43%            11.54%              11.51%
 Dividends declared per share                                               $2.88             $2.88               $2.88
 Market Price:
    High                                                                  $53.750           $45.938             $39.750
    Low                                                                   $42.625           $24.500             $31.375
    Year-end                                                              $51.500           $45.938             $31.375
============================================================================================================================
Net cash provided by operating activities,
 less dividends ($000's)                                                  $74,812          $131,192            $120,625
Capital expenditures, excluding AFUDC                                     $38,040           $33,436             $47,174
============================================================================================================================
OTHER FINANCIAL AND STATISTICAL DATA
Sales by class (MWh's)
      Residential                                                       1,924,724         1,899,284           1,895,804
      Commercial                                                        2,324,507         2,248,974           2,263,056
      Industrial                                                        1,154,935         1,168,470           1,143,410
      Other                                                                48,166            48,619              48,388
                                                                     -------------     -------------    ----------------
        Total                                                           5,452,332         5,365,347           5,350,658
                                                                     -------------     -------------    ----------------
Number of retail customers by class (average)
      Residential                                                         281,591           280,283             279,024
      Commercial                                                           29,468            29,228              28,666
      Industrial                                                            1,752             1,697               1,652
      Other                                                                 1,172             1,163               1,141
                                                                     -------------     -------------    ----------------
        Total                                                             313,983           312,371             310,483
                                                                     -------------     -------------    ----------------
Revenue per kilowatt hour by class (cents)
      Residential                                                           13.66             13.65               14.03
      Commercial                                                            10.96             11.05               11.67
      Industrial                                                             8.85              8.79                9.54
Average large industrial customers time of
  use rate (cents)                                                           8.16              8.12                8.26
System requirements (MWh)                                               5,728,222         5,631,296           5,640,957
Peak load - kilowatts                                                   1,142,670         1,173,160           1,044,620
Generating capability- peak(kilowatts)                                  1,323,380         1,356,100           1,522,350
Load factor                                                                57.23%            54.80%              61.64%
Fuel generation mix percentages
      Coal                                                                     21                44                  38
      Oil                                                                      46                15                   8
      Nuclear                                                                  23                25                  37
      Cogeneration                                                              6                 9                   9
      Gas                                                                       0                 2                   3
      Hydro                                                                     4                 5                   5
----------------------------------------------------------------------------------------------------------------------------
Revenues - retail sales ($000's)
      Base                                                               $629,446          $620,636            $643,344
      Base rate adjustments                                                 2,161             1,697               7,770
      Sales provision adjustment                                                0                 0                   0
                                                                     -------------     -------------    ----------------
        Total                                                            $631,607          $622,333            $651,114
                                                                     -------------     -------------    ----------------
Revenues - retail sales per kWh (cents)
      Base                                                                  11.54             11.57               12.02
      Base rate adjustments                                                  0.04              0.03                0.15
      Sales provision adjustment                                             0.00              0.00                0.00
                                                                     -------------     -------------    ----------------
        Total                                                               11.58             11.60               12.17
                                                                     -------------     -------------    ----------------
Fuel and energy cost per kWh (cents)                                         2.04              1.95                1.69
      Fossil                                                                 2.60              2.39                2.41
      Nuclear                                                                0.58              0.61                0.46
----------------------------------------------------------------------------------------------------------------------------
Number of employees at year-end                                             1,193             1,175               1,287
Total payroll($000 'S)                                                    $65,294           $68,640             $69,276
============================================================================================================================

  (1) Includes reclassification of certain Commercial and Industrial customers.


    1995           1994             1993             1992            1991          1990          1989
==========================================================================================================

   14,089,835    14,085,452       14,063,854       13,941,150      13,899,906    13,887,748    13,887,748
   14,100,091    14,086,691       14,083,291       14,033,148      13,932,348    13,887,748    13,887,748
        $3.60         $3.09            $2.57            $3.76           $3.67         $3.55        ($5.87)
        $3.59         $3.08            $2.56            $3.74           $3.66         $3.55        ($5.87)
       $31.16        $30.39           $30.06           $30.12          $28.84        $27.35        $26.11

       11.84%        10.19%            8.45%           12.67%          13.01%        13.39%       -18.88%
       13.04%        12.50%           10.97%           14.46%          13.39%        13.97%        20.21%
        $2.82         $2.76            $2.66            $2.56           $2.44         $2.32         $2.32

      $38.500       $39.500          $45.875          $42.000         $39.125       $34.125       $34.250
      $29.500       $29.000          $38.500          $34.125         $30.000       $26.875       $24.750
      $37.375       $29.500          $40.250          $41.500         $39.000       $31.125       $34.250
==========================================================================================================
     $120,033       $94,807         $104,547         $109,020         $73,865       $39,189       $31,437
      $59,363       $63,044          $94,743          $66,390         $63,157       $64,018       $77,041
==========================================================================================================


    1,890,575     1,892,955        1,844,041        1,799,456       1,851,447     1,826,700     1,883,363
    2,273,965     2,285,942  (1)   2,359,023        2,303,216  (1)  2,347,757     2,259,340     2,254,099
    1,126,458     1,135,831  (1)   1,036,547          997,168  (1)    980,071     1,060,751     1,109,119
       48,435        48,718           50,715           52,984          55,118        58,013        60,427
--------------  ------------    -------------     ------------    ------------  ------------  ------------
    5,339,433     5,363,446        5,290,326        5,152,824       5,234,393     5,204,804     5,307,008
--------------  ------------    -------------     ------------    ------------  ------------  ------------

      278,326       275,441          273,752          273,936         274,064       275,637       276,385
       28,550        28,394  (1)      28,968           28,848  (1)     29,768        29,808        29,526
        1,599         1,538  (1)         959            1,017  (1)        268           319           347
        1,122         1,127            1,175            1,358           1,361         1,352         1,316
--------------  ------------    -------------     ------------    ------------  ------------  ------------
      309,597       306,500          304,854          305,159         305,461       307,116       307,574
--------------  ------------    -------------     ------------    ------------  ------------  ------------

        13.79         13.33            12.92            12.58           12.25         11.60         10.89
        11.42         10.97            10.88            11.00           10.89         10.39          9.75
         9.50          9.18             9.40             9.73            9.38          8.91          8.37
         8.53          8.69             8.89             8.84            8.64          8.06          7.58
    5,647,690     5,652,657        5,630,581        5,475,664       5,541,477     5,501,495     5,603,502
    1,156,740     1,130,780        1,114,900        1,034,440       1,145,820     1,054,600     1,094,400
    1,434,102     1,462,290        1,515,420        1,402,800       1,474,190     1,449,600     1,289,800
       55.74%        57.07%           57.65%           60.26%          55.21%        59.55%        58.45%

           37            35               31               34              34            43            39
            7            14               16               17              21            24            37
           37            32               38               35              29            20            11
            9             9                8                8               9             9             9
            5             4                1                1               4             3             3
            5             6                6                5               3             1             1
----------------------------------------------------------------------------------------------------------

     $637,219      $619,097         $605,887         $608,176        $607,997      $589,346      $577,611
        1,889          (229)          (2,328)         (41,221)        (37,497)      (45,900)      (49,778)
            0             0                0           21,031          14,814         8,211             0
--------------  ------------    -------------     ------------    ------------  ------------  ------------
     $639,108      $618,868         $603,559         $587,986        $585,314      $551,657      $527,833
--------------  ------------    -------------     ------------    ------------  ------------  ------------

        11.93         11.54            11.45            11.80           11.62         11.32         10.88
         0.04          0.00            (0.04)           (0.80)          (0.72)        (0.88)        (0.93)
         0.00          0.00             0.00             0.41            0.28          0.16          0.00
--------------  ------------    -------------     ------------    ------------  ------------  ------------
        11.97         11.54            11.41            11.41           11.18         10.60          9.95
--------------  ------------    -------------     ------------    ------------  ------------  ------------
         1.71          1.76             1.75             2.43            2.67          2.63          2.78
         2.22          2.14             2.08             2.98            3.11          2.89          2.98
         0.85          0.94             1.23             1.42            1.62          1.55          0.89
----------------------------------------------------------------------------------------------------------
        1,358         1,377            1,490            1,554           1,571         1,587         1,627
      $72,984       $75,441          $75,305          $74,052         $71,888       $69,237       $65,175
==========================================================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                     MAJOR INFLUENCES ON FINANCIAL CONDITION

     The Company originally filed its Annual Report on Form 10-K with the Securities and Exchange Commission (SEC) on March 11, 1999. Subsequent to that filing, in conjunction with a review of the Company's disclosure statements with respect to becoming a holding company, the SEC has requested, and the Company has agreed, to restate the effects of several one-time items taken in 1996, 1997 and 1998 over different time periods. Through year-end 1998, the cumulative effect of these changes, which are detailed in Note (Q), "Restatement of Financial Results", is zero. The following discussion, as well as all financial tables and statements throughout the 10-K, have been modified to reflect these changes.

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

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements are presently projected as follows:

                                                                 1999       2000       2001       2002       2003
                                                                 ----       ----       ----       ----       ----
                                                                                     (millions)
Cash on Hand - Beginning of Year (1)                             $101.4     $34.5      $9.0      $42.7      $  -
Internally Generated Funds less Dividends (2)                      98.4      59.4      57.4       64.4       72.7
Net Proceeds from Sale of Fossil Generation Plants                160.0       -          -          -          -
                                                                  -----    ------     -----      -----      -----
         Subtotal                                                 359.8      93.9      66.4      107.1       72.7

Less:
Capital Expenditures (excluding AFUDC) (2)                         30.7      34.5      23.4       18.9       23.3
                                                                  -----     -----     -----      -----      -----

Cash Available to pay Debt Maturities and Redemptions             329.1      59.4      43.0       88.2       49.4

Less:
Maturities and Mandatory Redemptions                               69.6       0.4       0.3      100.3      100.5
Optional Redemptions                                              145.0      50.0        -          -          -
Repayment of Short-Term Borrowings                                 80.0        -         -          -          -
                                                                  -----     -----     ------     -----      -----

External Financing Requirements (Surplus) (2)                    $(34.5)    $(9.0)   $(42.7)     $12.1      $51.1
                                                                   =====      ====    ======      ====       ====

(1) Includes the Seabrook Unit 1 operating deposit, but not restricted cash of American Payment Systems, Inc.
(2) Internally Generated Funds less Dividends, Capital Expenditures and External Financing Requirements are estimates based on current earnings and cash flow projections, including the implementation of the legislative mandate to achieve a 10% price reduction from December 31, 1996 price levels by the year 2000. Connecticut's Restructuring Act, described at "Major Influences on Financial Condition", requires the Company to divest itself of its fossil-fueled generating plants prior to January 1, 2000 and to attempt to divest itself of its ownership interests in nuclear-fueled generating units prior to January 1, 2004. This forecast reflects the estimated net after-tax proceeds ($160-$165 million) from a proposed divestiture of fossil-fueled generation plants on or about April 1, 1999. All of these estimates are subject to change due to future events and conditions that may be substantially different from those used in developing the projections.

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

     At December 31, 1998, the Company had $101.4 million of cash and temporary cash investments, including the Seabrook Unit 1 operating deposit, but excluding restricted cash of American Payment Systems, Inc. This was an increase of $69.4 million from the corresponding balance at December 31, 1997. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

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

     The after-tax impact of the subsidiaries on the consolidated financial statements of the Company is as follows:

                                                                Assets
                      Net Income (loss)      Earnings         at Dec. 31
                           (000's)          per Share          (000's)
                      ----------------      ---------         ----------
                                         (Basic & Diluted)
          1998            $(1,111)            $(0.08)          $83,306
          1997             (2,185)             (0.16)           69,338
          1996             (5,979)             (0.42)           51,827

In 1996 and 1997,  the  Company  made  provisions  for  losses  of $3.3  million
(after-tax) and $1.6 million (after-tax), respectively, associated with collection agent errors and defaults and miscellaneous other items at its American Payment Systems, Inc. subsidiary.

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

     An inventory and assessment of the Company's computer system applications, hardware, software and embedded technologies have been completed, and recommended solutions to all identified risks and exposures have been generated. A testing, remediation, renovation, replacement and retirement program has been in progress since early 1998. Both external and internal resources are being utilized to accomplish the testing, remediation and renovation efforts. A total of 383 affected business processes have been identified and 337 of them have been verified as Year 2000 compliant through testing, remediation, replacement or retirement. The remediation methodology utilized has been Fixed Windowing, and totally independent platforms have been installed for testing all of the applications. Necessary upgrades to mainframe hardware and software were completed and tested by June 30, 1999. This included a "destructive" mainframe test performed at an independent site in Ponca City, Oklahoma.

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

                        Priority 1  Priority 2   Priority 3  Priority 4   Total

Customer Services          1           20            8           1         30
Support Services           0            1            2           0          3
Controller's Department    2            1            0           0          3
  Total                    3           22           10           1         36
                           ----------------------------------------------------

     As of August 3, 1999, the Company had completed the assessment and remediation phases of its program for these non-priority one business processes, which are in various stages of the testing and approval process and are projected to be completed by September 1, 1999. UI has successfully complied with all regulatory requirements. Most recently, UI successfully completed a Connecticut Department of Public Utility Control audit along with eight other utilities in the state. The Company also provides monthly reports to the North American Electric Reliability Council on the Year 2000 status of its transmission, distribution, telecommunication and system control and data acquisition assets.

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


                            NEW ACCOUNTING STANDARDS

     See the discussion included in Note (A) of the Notes to Consolidated Financial Statements, Statement of Accounting Policies.

                              RESULTS OF OPERATIONS

1998 VS. 1997
-------------

     Earnings for the twelve months of 1998 were $44.9 million, or $3.20 per share (both basic and diluted), up $1.6 million, or $.11 per share, from the twelve months of 1997, diluted. Excluding one-time items, accelerated amortization due to one-time items and associated regulated "sharing" effects, 1998 earnings from operations were $47.8 million, or $3.41 per share, up $.48 per share from 1997. The one-time items and their earnings per share impacts recorded in these periods are shown at "One-time items recorded in 1997 and 1998" below.

     Retail operating revenues increased by about $9.3 million in the twelve months of 1998 compared to 1997. Retail fuel and energy expense increased by $7.2 million and there was an increase of $0.4 million in revenue-based taxes. Overall, retail sales margin (revenue less fuel expense and revenue-based taxes) from operations increased by $1.7 million. The principal components of the retail sales margin change, year over year, include:

                                                                     $ millions
   ------------------------------------------------------------------ ---------
   Revenue from:
   ------------------------------------------------------------------ ---------
     DPUC rate order, excluding "sharing"                              (1.3)
   ------------------------------------------------------------------ ---------
     Other price changes                                               (0.3)
   ------------------------------------------------------------------ ---------
     Estimate of "real" retail sales growth, up 1.3%                   12.1
   ------------------------------------------------------------------ ---------
     Estimate of weather effect on retail sales, up 0.2 %               1.8
   ------------------------------------------------------------------ ---------
     Sales decrease from Yale University cogeneration, (0.9) %         (3.0)
   ------------------------------------------------------------------ ---------
   Fuel and energy, margin effect:
   ------------------------------------------------------------------ ---------
     Sales increase                                                    (2.7)
   ------------------------------------------------------------------ ---------
     Increased nuclear availability                                     0.4
   ------------------------------------------------------------------ ---------
     Unscheduled outage at Bridgeport Unit 3 (see Note A)              (2.5)
   ------------------------------------------------------------------ ---------
     Fossil price and other                                            (2.4)
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

     Other net income from operations decreased by about $1.9 million in the twelve months of 1998 compared to 1997. The Company's largest unregulated subsidiary, American Payment Systems, Inc. (APS), earned about $1.6 million (before-tax) in 1998 compared to a $2.7 million loss in 1997. This was more than offset by greater losses, compared to 1997, in the Company's other unregulated subsidiaries: $1.2 million (before-tax) at Precision Power, Inc. from the write-off of previously deferred costs and a review of reserves, and $1.2 million (before-tax) from start-up costs in other unregulated activities. By DPUC order, since consolidation at the unregulated subsidiary level produced no net taxable income in either year, the tax benefits associated with the losses, about $0.8 million in 1998 and $0.4 million in 1997, were treated as benefits to utility income for the purposes of calculating return on utility common equity and "sharing". Other net income also decreased due to the absence of other non-utility income accruals of about $1 million made in 1997 that reversed a provision for 1997 Millstone 3 expense made in 1996 and charged to operating expenses in 1997, cancelled project costs of about $0.8 million for merger and acquisition advisor fees and analysis and lower income from non-operating utility investments.

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

1998 Earnings per share (EPS)                  From        One-time
                                             Operations      Items
                                                and       and "Sharing"
                                             "Sharing"     Reversals      Total
                                             ---------    -------------   -----
Utility earnings before "sharing"              $3.73        $(.45)        $3.28
  Less: Utility earnings to be "shared"         (.36)         .36           -
                                               -----          ---          ----
  Utility EPS at 11.5 percent utility return   $3.37        $(.09)        $3.28
  Plus: 1/3 Retained "Sharing" benefit           .12         (.12)            -
                                                ----         ----          ----
  Net Utility EPS                               3.49         (.21)         3.28
  Unregulated Subsidiaries                      (.08)          -           (.08)
                                                ----         -----         ----
  Total  1998 EPS                              $3.41        $(.21)        $3.20

  Earnings reported through 3rd quarter         3.02         (.12)         2.90
                                                ----         -----         ----

  Imputed 4th quarter earnings                 $ .39        $(.09)        $ .30
                                               =====         =====        =====

ONE-TIME ITEMS RECORDED IN 1997 AND 1998
----------------------------------------

                       One-time Items                                      EPS
--------------------------------------------------------------------------------
 1997   Cumulative deferred operating income tax benefits associated     $ .48
        with future Decommissioning of fossil fuel generating plants
        (see Note F)
--------------------------------------------------------------------------------
 1997   Accelerated amortization associated with one-time item           $(.30)
--------------------------------------------------------------------------------
 1997   Gain from subleasing office space                                $ .05
--------------------------------------------------------------------------------
 1997   Pension benefit adjustments associated with 1996 VERP and VSP    $ .11
--------------------------------------------------------------------------------
 1997   Contract termination charge                                      $(.18)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 1998   Refund of prior period transmission charges, with interest       $ .14
        "Sharing" due to one-time items recorded through third quarter   $(.05)
--------------------------------------------------------------------------------
 1998   Property tax settlement with the City of New Haven, CT           $(.59)
        Reversal of "sharing" imputed to property tax settlement         $ .29
--------------------------------------------------------------------------------

     The most significant one-time item recorded in 1997 was a gain from an operating income tax expense reduction of $6.7 million, or $.48 per share, which makes provision for the cumulative deferred tax benefits associated with the future decommissioning of fossil fuel generating plants for which the Company had made provision in prior years without accruing the tax benefit. By order of the DPUC, the Company was instructed to accelerate the amortization of regulatory assets by as much as $6.4 million ($4.1 million after-tax), or $.30 per share, provided that the 1997 return on utility common stock equity would exceed 10.5% for the year. As a result of the tax benefit, the full $6.4 million was charged in 1997.

     Additional 1997 one-time items included: a $.05 per share gain related to subleasing office space; a "curtailment" gain of $2.5 million ($1.5 million after-tax), or $.11 per share, related to forgone pension benefits associated with the approximate 230 employees who left the Company as a result of 1996 voluntary retirement and separation programs; and a charge of $4.3 million ($2.5 million after-tax), or $.18 per share, for early termination of a contract with consultants that assisted the Company with its restructuring efforts, after the Company determined that the early termination option was more economic than the multi-year performance-based payout option. All of these one-time items were recorded as "Operating Expense - Operations - other".

     As reported in its Quarterly Report on Form 10-Q for the period ending March 31, 1998, filed with the Securities and Exchange Commission, the Company had been investigating potential errors in the accounting procedure of APS. As a result of the investigation, the Company determined that APS should create additional reserves for shortfalls in agent collections and other potentially uncollectible receivables of $4.9 million. The Company has restated its 1997 and 1996 earnings to provide for the reserves. See Note (Q), "Restatement of Financial Results".

     The principal business of APS is to operate a network of field agents for the purpose of accepting cash and check payments of a utility's bills and forwarding those payments, through APS accounts, to the utility. APS experienced rapid growth in 1996 and 1997. The number of agents in the APS network increased from 2,537 in 1995 to 4,904 in 1997; and the dollar volume of payment transactions increased from $2.3 billion on 17.2 million transactions in 1995 to $7.5 billion on 73.2 million transactions in 1997.

     At year-end 1996, APS created a reserve to provide for losses associated with agent collections and uncollectible check deposits totaling $4.4 million before-tax. The Company has restated its 1996 earnings to move a small portion of this loss to 1995. See Note (Q), "Restatement of Financial Results". These losses stemmed from inadequate "back-office" banking systems and controls that failed to detect a significant amount of deposit shortfalls from agents and failed to identify a substantial number of uncollectible check deposits that were reimbursable from the utilities serviced.

     In 1997, under new management with added banking expertise, APS began implementing new systems and controls to manage the agent collection/deposit process. These changes included the increased use of daily cash reporting and account reconciliation on high volume agents, extensive reconciliation procedures, and agent monitors that interact daily with agents to investigate discrepancies in deposits. These new procedures were fully implemented by the 4th quarter of 1997.

     In March of 1998, APS contracted for an insurance policy with an A+ rated carrier to protect against future losses from robberies, missing deposits, and agent fraud. The effect of the policy is to "cap" the cost of such losses at $200,000 per event per agent. The level of detected agent fraud in 1998 was well below that level, averaging $23,000 per month in total, or .004% of the monthly transaction dollar volume.

     Also in 1998, APS implemented new procedures to correct difficulties in tracking agent deposits in bank mergers or acquisitions situations. During this process, it was discovered that certain large agent depository bank accounts were not reconciled appropriately and that the amount of APS working capital invested in the agent depository accounts to cover timing delays for cash transfers was over-estimated and the amount due to utilities underestimated. These cash flow discrepancies were masked by the rapid growth of cash deposits from the expansion in the agent network and the failure to properly take into account the cash effects of uncleared bank transfers from agent depository accounts to utilities. APS accounting procedures, which failed to detect the cash flow discrepancies, have been rectified.

     The one-time gain recorded in the third quarter of 1998 was to record a refund of prior period transmission charges. It amounted to $3.4 million or $.14 per share, but was recorded as two separate items; $1.8 million, or a gain of $.07 per share, as a credit to operation expense and $1.6 million, or $.07 per share, of interest income recorded as Other Income and (Deductions), Other-net. At the time this one-time item was recorded, in the third quarter of 1998, the Company estimated that it would be in the Rate Plan "sharing" range of earnings for the year of 1998 in total, and recorded, therefore, a "sharing" revenue reduction and increased amortization expense to reflect that estimate. The "sharing" related to the utility portion of this one-time item, the operation expense credit, was a charge of $.05 per share. The net result of the one-time gain for the period was, therefore, $.09 per share. The one-time charge recorded in the fourth quarter of 1998 as property tax expense of $14 million, or $.59 per share, reflected the DPUC's rejection of the Company's proposed accounting treatment of a property tax settlement between the Company and the City of New Haven. Upon that rejection, the Company was required to write-off immediately the full effect of that settlement. As a result of this one-time charge, the Company's final 1998 earnings results eliminated the requirement to record any Rate Plan "sharing" in 1998. The one-time charge eliminated "sharing" revenue reductions and increased amortization expense amounting to $.29 per share. The net result of the one-time charge for the period was, therefore, $.30 per share. See Note (L), Commitments and Contingencies Other Commitments and Contingencies
- Property Taxes.

1997 VS. 1996
-------------

     Earnings for the twelve months of 1997 were $43.3 million, or $3.10 basic, and $3.09 diluted, earnings per share, up $2.7 million, or $.22 per share diluted, from 1996. Earnings from operations, which exclude one-time items and accelerated amortization of costs attributable to one-time items, decreased by $12.0 million, or $.82 per share, in 1997 compared to 1996, to a level of $2.93 per share, diluted. The one-time items recorded in 1996, which amounted to a net loss of $.88 per share were: charges to operating expenses of $23.0 million ($13.4 million after-tax), or $.95 per share, from early retirement and voluntary severance programs and $1.4 million ($0.8 million after-tax), or $.06 per share, for the cumulative loss on an office space sublease, and a gain of $1.8 million (after-tax), or $.13 per share, from the repurchase of preferred stock at a discount to par value.

     Retail operating revenues decreased by about $28.8 million in 1997 compared to 1996:

o A retail kilowatt-hour sales increase of 0.3% from the prior year increased retail revenues by $1.8 million and sales margin (revenue less fuel expense and revenue-based taxes) by $1.3 million. The Company believes that weather factors had a negative impact on retail kilowatt-hour sales of about 0.5 percent. There was one less day in 1997 (1996 was a leap year), which decreased retail kilowatt-hour sales by 0.3 percent. This would indicate that "real" (i.e. not attributable to abnormal weather or the leap year day in 1996) kilowatt-hour sales increased by about 1.0-1.5 percent for the year.

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

     Other net income increased by $9.8 million in 1997 compared to 1996 due, principally, to an improvement in earnings (reduction in losses) from unregulated subsidiaries. The Company's largest unregulated subsidiary, American Payment Systems, lost about $2.7 million (before-tax) in 1997, an improvement of $6.8 million over 1996 losses of about $9.5 million. Other UI subsidiaries lost $1.0 million ($0.6 million after-tax) compared to a loss of $0.2 million in 1996. The remainder of the improvement in other net income was due to an increase of $0.8 million in interest income and $2.4 million from the reversal of an accrual taken in 1996 for Millstone 3 expense of $1.2 million.

     Interest charges continued their significant decline, decreasing by $7.5 million, or 11 percent, in 1997 compared to 1996 as a result of the Company's refinancing program and strong cash flow. Also, total preferred dividends (net-of-tax) decreased slightly in 1997 compared to 1996 as a result of purchases of preferred stock by the Company in 1996.

Early retirement and voluntary severance programs
-------------------------------------------------

     On May 22, 1995, the Company and the union representing approximately 695 of its operating maintenance and clerical employees agreed on a three-year contract, effective May 16, 1995. As part of this agreement, the Company offered a voluntary early retirement program to 74 employees, who had until January 31, 1996 to accept. The early retirement offer was accepted by 64 employees, and the Company recognized a charge to earnings in January 1996 of $7.2 million ($4.2 million, after-tax). The employees accepting the offer retired during the first nine months of 1996. In June 1996, the Company recognized an additional charge to earnings of $0.9 million ($0.5 million, after-tax) to reflect additional early retirement costs. In July 1996, the Company offered a Voluntary Early Retirement Program and a Voluntary Separation Plan to virtually all of its employees. A total of 163 employees accepted one or the other of these plans. In the third quarter of 1996, the Company recognized a charge to earnings of $14.9 million

($8.7 million, after-tax) to reflect the cost of these plans. The employees accepting the offer retired on or before December 31, 1997.

     These programs should result in a reduction of 230 employees from a level of approximately 1,300 employees at year-end 1996. A portion of the personnel cost savings began in 1996, but the majority of the savings will be realized as the Company's process re-engineering efforts are completed over the next several years. Incremental annual savings in personnel costs of $4 million in 1997 and another $6 million in 1998 are expected

                                 LOOKING FORWARD

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         THE UNITED ILLUMINATING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                      1998           1997            1996
                                                                                      ----           ----            ----
OPERATING REVENUES (NOTE G)                                                           $686,191       $709,029        $727,258
                                                                                  -------------   ------------    ------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                                   151,544        182,666         160,517
     Capacity purchased                                                                 34,515         39,976          46,830
     Early retirement program charges                                                        -              -          23,033
     Other                                                                             146,058        158,600         158,945
  Maintenance                                                                           42,888         42,203          37,652
  Depreciation (Note G)                                                                 82,809         74,618          65,921
  Amortization of cancelled nuclear project and deferred return (Note D and J)          13,758         13,758          13,758
  Income taxes (Note A and F)                                                           53,619         40,833          53,590
  Other taxes (Note G)                                                                  64,674         52,493          57,186
                                                                                  -------------   ------------    ------------
       Total                                                                           589,865        605,147         617,432
                                                                                  -------------   ------------    ------------
OPERATING INCOME                                                                        96,326        103,882         109,826
                                                                                  -------------   ------------    ------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction                                       13            336             940
  Other-net (Note G)                                                                     1,097          1,361          (8,445)
  Non-operating income taxes                                                             3,848          3,678           9,869
                                                                                  -------------   ------------    ------------
       Total                                                                             4,958          5,375           2,364
                                                                                  -------------   ------------    ------------
INCOME BEFORE INTEREST CHARGES                                                         101,284        109,257         112,190
                                                                                  -------------   ------------    ------------
INTEREST CHARGES
  Interest on long-term debt                                                            50,129         63,063          66,305
  Interest on Seabrook obligation bonds owned by the company                            (7,293)        (6,905)         (1,259)
  Dividend requirement of mandatorily redeemable securities                              4,813          4,813           4,813
  Other interest (Note G)                                                                6,507          3,280           2,092
  Allowance for borrowed funds used during construction                                   (455)        (1,239)         (1,435)
                                                                                  -------------   ------------    ------------
                                                                                        53,701         63,012          70,516
  Amortization of debt expense and redemption premiums                                   2,511          2,788           2,629
                                                                                  -------------   ------------    ------------
       Net Interest Charges                                                             56,212         65,800          73,145
                                                                                  -------------   ------------    ------------



NET INCOME                                                                              45,072         43,457          39,045
Discount on preferred stock redemptions                                                    (21)           (48)         (1,840)
Dividends on preferred stock                                                               201            205             330
                                                                                  -------------   ------------    ------------
INCOME APPLICABLE TO COMMON STOCK                                                      $44,892        $43,300         $40,555
                                                                                  =============   ============    ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                                     14,018         13,976          14,101
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                                   14,023         13,992          14,131

EARNINGS PER SHARE OF COMMON STOCK - BASIC                                               $3.20          $3.10           $2.88
                                                                                  =============   ============    ============
EARNINGS PER SHARE OF COMMON STOCK - DILUTED                                             $3.20          $3.09           $2.87
                                                                                  =============   ============    ============

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                                        $2.88          $2.88           $2.88




             The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996
                             (Thousands of Dollars)

                                                                         1998             1997            1996
                                                                         -----            -----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                              $45,072          $43,457         $39,045
                                                                      ------------     ------------    ------------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                         88,099           79,487          70,363
     Deferred income taxes                                                  3,074            6,804          (2,813)
     Deferred investment tax credits - net                                   (762)            (762)           (762)
     Amortization of nuclear fuel                                           6,892            5,799           5,690
     Allowance for funds used during construction                            (468)          (1,575)         (2,375)
     Amortization of deferred return                                       12,586           12,586          12,586
     Early retirement costs accrued                                             -                -          23,033
     Changes in:
             Accounts receivable - net                                    (14,889)          (2,277)        (23,514)
             Fuel, materials and supplies                                 (14,466)           2,863             239
             Prepayments                                                   (4,027)             211            (557)
             Accounts payable                                              (9,782)          28,307          39,338
             Interest accrued                                                 (63)          (3,569)           (671)
             Taxes accrued                                                  4,849            3,116          (4,247)
             Other assets and liabilities                                  (4,062)          (1,644)          6,078
                                                                      ------------     ------------    ------------
     Total Adjustments                                                     66,981          129,346         122,388
                                                                      ------------     ------------    ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                              112,053          172,803         161,433
                                                                      ------------     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock                                                             4,923           (6,432)             40
   Long-term debt                                                         199,636           98,500          82,500
   Notes payable                                                           49,141           26,786          10,965
   Securities redeemed and retired:
     Preferred stock                                                          (52)            (110)         (6,078)
     Long-term debt                                                      (222,348)        (151,199)        (72,895)
     Discount on preferred stock redemption                                    21               48           1,840
   Expenses of issues                                                      (1,600)          (1,500)           (442)
   Lease obligations                                                         (339)            (315)           (291)
   Dividends
     Preferred stock                                                         (202)            (206)           (410)
     Common stock                                                         (40,285)         (40,408)        (40,399)
                                                                      ------------     ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                                     (11,105)         (74,836)        (25,170)
                                                                      ------------     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Plant expenditures, including nuclear fuel                            (38,040)         (33,436)        (47,174)
    Investment in Seabrook obligation bonds                                 8,528          (34,541)        (71,084)
                                                                      ------------     ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                     (29,512)         (67,977)       (118,258)
                                                                      ------------     ------------    ------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                                  71,436           29,990          18,005
BALANCE AT BEGINNING OF PERIOD                                             53,065           23,075           5,070
                                                                      ------------     ------------    ------------
BALANCE AT END OF PERIOD                                                  124,501           53,065          23,075
LESS: RESTRICTED CASH                                                      26,812           23,392          20,094
                                                                      ------------     ------------    ------------
BALANCE: UNRESTRICTED CASH                                                $97,689          $29,673          $2,981
                                                                      ============     ============    ============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                                   $51,481          $59,441         $69,669
                                                                      ============     ============    ============
   Income taxes                                                           $42,450          $26,773         $51,415
                                                                      ============     ============    ============


           The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                                       THE UNITED ILLUMINATING COMPANY
                                         CONSOLIDATED BALANCE SHEET
                                      DECEMBER 31, 1998, 1997 and 1996

                                                   ASSETS
                                           (Thousands of Dollars)

                                                                   1998             1997            1996
                                                                   -----            -----           ----
Utility Plant at Original Cost
  In service                                                       $1,886,930      $1,867,145      $1,843,952
  Less, accumulated provision for depreciation                        714,375         644,971         585,646
                                                              ----------------  --------------  --------------
                                                                    1,172,555       1,222,174       1,258,306

  Construction work in progress                                        33,695          25,448          40,998
  Nuclear fuel                                                         20,174          25,990          23,010
                                                              ----------------  --------------  --------------
      Net Utility Plant                                             1,226,424       1,273,612       1,322,314
                                                              ----------------  --------------  --------------

Other Property and Investments                                         37,873          32,451          26,081
                                                              ----------------  --------------  --------------

Current Assets
  Unrestricted cash and temporary cash investments                     97,689          29,673           2,981
  Restricted cash                                                      26,812          23,392          20,094
  Accounts receivable
    Customers, less allowance for doubtful
      accounts of $1,800, $1,800 and $2,300                            54,178          57,231          64,960
    Other, less allowance for doubtful accounts of
      $631, $5,397 and $6,629                                          64,240          46,298          36,292
  Accrued utility revenues                                             21,079          25,269          29,139
  Fuel, materials and supplies, at average cost                        33,613          19,147          22,010
  Prepayments                                                           7,424           3,397           3,608
  Other                                                                   154              67             110
                                                              ----------------  --------------  --------------
          Total                                                       305,189         204,474         179,194
                                                              ----------------  --------------  --------------

Deferred Charges
  Unamortized debt issuance expenses                                    9,421           6,611           6,580
  Other                                                                 1,664           5,727           1,485
                                                              ----------------  --------------  --------------
          Total                                                        11,085          12,338           8,065
                                                              ----------------  --------------  --------------

Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
  Income taxes due principally to book-tax
    differences (Note A)                                              264,811         277,350         289,672
  Connecticut Yankee                                                   42,633          51,313          64,851
  Deferred return - Seabrook Unit 1                                    12,586          25,171          37,757
  Unamortized redemption costs                                         23,468          23,027          25,063
  Unamortized cancelled nuclear project                                10,952          12,125          13,297
  Uranium enrichment decommissioning costs                              1,177           1,312           1,377
  Other                                                                 4,962           6,357           9,068
                                                              ----------------  --------------  --------------
          Total                                                       360,589         396,655         441,085
                                                              ----------------  --------------  --------------

                                                                   $1,941,160      $1,919,530      $1,976,739
                                                              ================  ==============  ==============


           The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.


                                       THE UNITED ILLUMINATING COMPANY
                                         CONSOLIDATED BALANCE SHEET
                                      DECEMBER 31, 1998, 1997 and 1996

                                       CAPITALIZATION AND LIABILITIES
                                           (Thousands of Dollars)

                                                                   1998             1997            1996
                                                                   -----            -----           ----
Capitalization (Note B)
  Common stock equity
    Common stock                                                     $292,006        $288,730        $284,579
    Paid-in capital                                                     2,046           1,349             772
    Capital stock expense                                              (2,182)         (2,182)         (2,182)
    Unearned employee stock ownership plan equity                     (10,210)        (11,160)              -
    Retained earnings                                                 163,847         159,344         156,299
                                                              ----------------  --------------  --------------
                                                                      445,507         436,081         439,468
  Preferred stock                                                       4,299           4,351           4,461
  Company-obligated mandatorily redeemable securities of subsidiary
    holding solely parent debentures                                   50,000          50,000          50,000
  Long-term debt
    Long-term debt                                                    757,370         746,058         826,527
    Investment in Seabrook obligation bonds                           (92,860)       (101,388)        (66,847)
                                                              ----------------  --------------  --------------
      Net long-term debt                                              664,510         644,670         759,680

          Total                                                     1,164,316       1,135,102       1,253,609
                                                              ----------------  --------------  --------------

Noncurrent Liabilities
  Connecticut Yankee contract obligation                               32,711          40,821          54,752
  Pensions accrued (Note H)                                            31,097          39,149          49,205
  Nuclear decommissioning obligation                                   23,045          17,538          12,851
  Obligations under capital leases                                     16,506          16,853          17,193
  Other                                                                 6,622           5,507           4,815
                                                              ----------------  --------------  --------------
          Total                                                       109,981         119,868         138,816
                                                              ----------------  --------------  --------------

Current Liabilities
  Current portion of long-term debt                                    66,202         100,000          69,900
  Notes payable                                                        86,892          37,751          10,965
  Accounts payable                                                     48,749          62,552          60,470
  Accounts payable - APS utility customers                             54,515          50,494          24,269
  Dividends payable                                                    10,155          10,051          10,205
  Taxes accrued                                                         9,015           4,166           1,050
  Interest accrued                                                     10,203          10,266          13,835
  Obligations under capital leases                                        348             340             315
  Other accrued liabilities                                            39,845          37,471          36,091
                                                              ----------------  --------------  --------------
          Total                                                       325,924         313,091         227,100
                                                              ----------------  --------------  --------------

Customers' Advances for Construction                                    1,867           1,878           1,888
                                                              ----------------  --------------  --------------

Regulatory Liabilities   (future amounts owed to customers
                          through the ratemaking process)
  Accumulated deferred investment tax credits                          15,623          16,385          17,147
  Other                                                                 2,065           2,356           1,811
                                                              ----------------  --------------  --------------
          Total                                                        17,688          18,741          18,958
                                                              ----------------  --------------  --------------

Deferred Income Taxes  (future tax liabilities owed
                        to taxing authorities)                        321,384         330,850         336,368

Commitments and Contingencies (Note L)
                                                              ----------------  --------------  --------------

                                                                   $1,941,160      $1,919,530      $1,976,739
                                                              ================  ==============  ==============

            The accompanying  Notes to Consolidated  Financial Statements are an integral part of the financial statements.

                                   THE UNITED ILLUMINATING COMPANY
                             CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                         FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                        (THOUSANDS OF DOLLARS)




                                                            1998             1997             1996
                                                            -----            -----            ----

BALANCE, JANUARY 1                                          $159,344         $156,299         $156,380
Net income                                                    45,072           43,457           39,045
Adjustments associated with repurchase
  of preferred stock                                              21               48            1,815
                                                         ------------     ------------     ------------
      Total                                                  204,437          199,804          197,240
                                                         ------------     ------------     ------------


Deduct Cash Dividends Declared
  Preferred stock                                                201              205              330
  Common stock                                                40,389           40,255           40,611
                                                         ------------     ------------     ------------
      Total                                                   40,590           40,460           40,941
                                                         ------------     ------------     ------------


BALANCE, DECEMBER 31                                        $163,847         $159,344         $156,299
                                                         ============     ============     ============





               The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.


                         THE UNITED ILLUMINATING COMPANY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        DECEMBER 31, 1998, 1997 AND 1996
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                           Capital Unearned
                                                 Common Stock     Preferred Stock  Paid-in  Stock    ESOP     Retained
                                               Shares    Amount   Shares   Amount  Capital Expense   Equity   Earnings     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of January 1, 1996                14,100,091 $284,542  105,394  $10,539    $769 ($2,207)   -       $156,380    $450,023
-----------------------------------------------------------------------------------------------------------------------------------
     Net income for 1996                                                                                        39,045      39,045
     Cash dividends on common stock
        - $2.88 per share                                                                                       (40,611)   (40,611)
     Cash dividends on preferred stock                                                                            (330)       (330)
     Issuance of 1,200 shares common stock
      - no par value                              1,200       37                         3                                      40
     Repurchase and cancellation of
      preferred stock                                             (60,782)  (6,078)             25                 (25)     (6,078)
    Discount on preferred stock repurchase                                                                       1,840       1,840
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1996              14,101,291  284,579   44,612    4,461     772  (2,182)   -       $156,299    $443,929
-----------------------------------------------------------------------------------------------------------------------------------
     Net income for 1997                                                                                        43,457      43,457
     Cash dividends on common stock
        - $2.88 per share                                                                                      (40,255)    (40,255)
     Cash dividends on preferred stock                                                                            (205)       (205)
     Issuance of  134,833 shares common stock
      - no par value                            134,833    4,151                       577                                   4,728
     ESOP purchase of 328,300 common shares    (328,300)                                            (11,160)               (11,160)
     Repurchase and cancellation of preferred
        stock                                    (1,103)    (110)                                                             (110)
    Discount on preferred stock repurchase                                                                          48          48
------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1997              13,907,824  288,730   43,509    4,351   1,349  (2,182) (11,160)  $159,344    $440,432
------------------------------------------------------------------------------------------------------------------------------------
     Net income for 1998                                                                                        45,072      45,072
     Cash dividends on common stock
        - $2.88 per share                                                                                      (40,389)    (40,389)
     Cash dividends on preferred stock                                                                            (201)       (201)
     Issuance of 98,798 shares common stock
      - no par value                             98,798    3,276                       459                                   3,735
     Allocation of benefits - ESOP               27,940                                238              950                  1,188
     Repurchase and cancellation of preferred
        stock                                                       (524)      (52)                                            (52)
    Discount on preferred stock repurchase                                                                          21          21
------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1998              14,034,562 $292,006   42,985   $4,299  $2,046 ($2,182)($10,210)  $163,847    $449,806
------------------------------------------------------------------------------------------------------------------------------------


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

     The effects of competition could cause the operations of the Company, or a portion of its assets or operations, to cease meeting the criteria for application of these accounting rules. The Company expects to continue to meet these criteria in the foreseeable future. The Restructuring Act enacted in Connecticut in 1998 provides for the Company to recover in future regulated service rates previously deferred costs through ongoing assessments to be included in such rates. If the Company, or a portion of its assets or operations, were to cease meeting these criteria, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met. If this

                         THE UNITED ILLUMINATING COMPANY
change in accounting were to occur, it could have a material adverse effect on the Company's earnings and retained earnings in that year and could have a material adverse effect on the Company's ongoing financial condition as well. See Note (C), Rate-Related Regulatory Proceedings.

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

INCOME TAXES

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes", the Company has provided deferred taxes for all temporary book-tax differences using the liability method. The liability method requires that deferred tax balances be adjusted to reflect enacted future tax rates that are anticipated to be in effect when the temporary differences reverse. In accordance with generally accepted accounting

                         THE UNITED ILLUMINATING COMPANY
principles for regulated industries, the Company has established a regulatory asset for the net revenue requirements to be recovered from customers for the related future tax expense associated with certain of these temporary differences.

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

     The Company's wholly-owned subsidiary, American Payment Systems, Inc., maintains separate bank accounts for holding cash received from utility customers before the amounts are transferred to utilities. The amount of this restricted cash at December 31, 1998, 1997 and 1996 was $25.3 million, $20.1 million and $16.7 million, respectively.

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

INTEREST RATE RISK MANAGEMENT

         The Company utilizes interest rate instruments to manage interest rate risk. Interest rate swaps have been entered into that effectively convert $225 million of variable rate borrowings to fixed rate borrowings. The liability under the swap agreements is accounted for using the book value of the original debt, $145 million being included in long-term debt and $80 million within short-term debt. Interest payable under the swap agreements at the fixed rate is recorded in interest expense.

     This accounting treatment for interest rate swaps is only utilized if the timing and value of receipts of variable rate interest under the swap agreement offset UI's liability for interest on the variable rate borrowings. If these

                         THE UNITED ILLUMINATING COMPANY
criteria are not met, the liability of the interest rate swaps is recorded at fair market value and any change in the market value is recorded as interest income or interest expense. Any gain or loss on the termination of the swaps is charged to interest expense in the period of termination. The Company does not enter into derivative instruments for anticipated transactions.

     See Note (N), "Fair Value of Financial Instruments"

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs, including environmental studies, are charged to expense as incurred.

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

IMPAIRMENT OF LONG-LIVED ASSETS

     Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. This standard also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining allowable costs. Under this standard, the probability of recovery and the recognition of regulatory assets

                         THE UNITED ILLUMINATING COMPANY
under the criteria of SFAS No. 71 must be assessed on an ongoing basis. The Company does not have any assets that are impaired under this standard.
APS Revenues and Agent Collections

     APS recognized revenue of $33.7 million, $31.7 million and $19.2 million for the years 1998, 1997 and 1996, respectively, based on established fees per payment transaction processed.

EARNINGS PER SHARE

     The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years 1998, 1997 and 1996:

                                                             (In thousands except per share amounts)
                                                 Income Applicable to     Average Number of
                                                   Common Stock           Shares Outstanding       Earnings
                                                    (Numerator)             (Denominator)          per Share
                                                 --------------------     ------------------       ---------
1998
----
       Basic earnings per share                        $44,892                   14,018               $3.20
         Effect of dilutive stock options                   -                         5                (.00)
                                                       -------                   ------               -----
       Diluted earnings per share                      $44,892                   14,023               $3.20
                                                       =======                   ======               =====

1997
----
       Basic earnings per share                        $43,300                   13,976               $3.10
         Effect of dilutive stock options                   -                        16                (.01)
                                                        ------                   ------                ----
       Diluted earnings per share                      $43,300                   13,992               $3.09
                                                       =======                   ======               =====

1996
----
       Basic earnings per share                        $40,555                   14,101               $2.88
         Effect of dilutive stock options                   -                        30                (.01)
                                                        ------                   ------                ----
       Diluted earnings per share                      $40,555                   14,131               $2.87
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

NEW ACCOUNTING STANDARDS

     On January 1, 1998, the Company  adopted  Statement of Financial  Standards
(SFAS) No. 130, "Reporting Comprehensive Income", which provides authoritative guidance on the reporting and display of comprehensive

                         THE UNITED ILLUMINATING COMPANY
income and its components. For the years ended December 31, 1998, 1997 and 1996, comprehensive income was equal to net income as reported.

     On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which provides guidance about segment reporting. As described in Note (P), "Segment Information", the Company has only one reportable segment, that of regulated generation, distribution and sale of electricity.

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

                                       THE UNITED ILLUMINATING COMPANY

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


 (B) CAPITALIZATION
                                                                                    December 31,
                                            ---------------------------------------------------------------------------------------
                                                        1998                          1997                          1996
                                               Shares                        Shares                        Shares
                                             Outstanding    $(000's)       Outstanding    $(000's)       Outstanding    $(000's)
                                            -------------- ------------   -------------- ------------   -------------- ------------

   COMMON STOCK EQUITY
     Common stock, no par value,
     at December 31(a)                         14,034,562     $292,006       13,907,824     $288,730       14,101,291     $284,579
      Shares authorized
       1996   30,000,000
       1997   30,000,000
       1998   30,000,000
     Paid-in capital                                             2,046                         1,349                           772
     Capital stock expense                                      (2,182)                       (2,182)                       (2,182)
     Unearned employee stock ownership plan equity             (10,210)                      (11,160)                            -
     Retained earnings (b)                                     163,847                       159,344                       156,299
                                                           ------------                  ------------                  ------------
          Total common stock equity                            445,507                       436,081                       439,468
                                                           ------------                  ------------                  ------------

   PREFERRED AND PREFERENCE STOCK (c)
     Cumulative preferred stock,
      $100 par value, shares
      authorized at December 31,
       1996   1,119,612
       1997   1,119,612
       1998   1,119,612
      Preferred stock issues:
       4.35% Series A                              10,370                        10,894                        11,297
       4.72% Series B                              17,158                        17,158                        17,658
       4.64% Series C                              12,745                        12,745                        12,945
       5 5/8% Series D                              2,712                         2,712                         2,712
                                            --------------                --------------                --------------
                                                   42,985        4,299           43,509        4,351           44,612        4,461
                                            -------------- ------------   -------------- ------------   -------------- ------------
     Cumulative preferred stock, $25 par
      value:  2,400,000 shares authorized
      Preferred stock issues                            -            -                -            -                -            -

     Cumulative preference stock, $25 par
      value:  5,000,000 shares authorized
      Preference stock issues                           -            -                -            -                -            -
                                                           ------------                  ------------                  ------------
        Total preferred stock not
         subject to mandatory redemption                         4,299                         4,351                         4,461
                                                           ------------                  ------------                  ------------

   MINORITY INTEREST IN PREFERRED SECURITIES (d)                50,000                        50,000                        50,000
                                                           ------------                  ------------                  ------------


                                         THE UNITED ILLUMINATING COMPANY

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                                                                        December 31,
                                                                    --------------------------------------------------
                                                                        1998              1997              1996
                                                                      $(000's)          $(000's)          $(000's)
                                                                    --------------    --------------    --------------

   LONG-TERM DEBT (e)
     First Mortgage Bonds:
      9.44%, Series B                                                           -                 -           $32,400

   Other Long-term Debt
     Pollution Control Revenue Bonds:
       Variable rate, 1996 Series, due June 26, 2026                        7,500             7,500             7,500
       9 3/8%, 1987 Series, due July 1, 2012                                    -                 -            25,000
      10 3/4%, 1987 Series, due November 1, 2012                                -                 -            43,500
       8%, 1989 Series A, due December 1, 2014                             25,000            25,000            25,000
       5 7/8%, 1993 Series, due October 1, 2033                            64,460            64,460            64,460
     Solid Waste Disposal Revenue Bonds:
      Adjustable rate 1990 Series A, due September 1, 2015                      -                 -            30,000
     Pollution Control Refunding Revenue Bonds:
       Variable rate, 1997 Series, due July 30, 2027                       98,500            98,500                 -

     Notes:
       7 3/8%, 1992 Series G, due January  15, 1998                             -           100,000           100,000
       6.20%, 1993 Series H, due January  15, 1999                         66,202           100,000           100,000
       6.25%, 1998 Series I, due December  15, 2002                       100,000                 -                 -
       6.00%, 1998 Series J, due December  15, 2003                       100,000                 -                 -


     Term Loans:
       6.95%, due August 29, 2000 (Note 1)                                 50,000            50,000            50,000
       6.47%, due September 6, 2000 (Note 1)                                    -            50,000            50,000
       6.4375%, due September 6, 2000 (Note 1)                             20,000            50,000            50,000
       6.675%, due October 25, 2001 (Note 1)                               25,000            25,000            25,000
       7.005% due October 25, 2001 (Note 1)                                50,000            50,000            50,000

     Obligation under the Seabrook Unit 1
      sale/leaseback agreement                                            217,230           225,601           243,660
                                                                    --------------    --------------    --------------
                                                                          823,892           846,061           896,520


     Unamortized debt discount less premium                                  (320)               (3)              (93)
                                                                    --------------    --------------    --------------

             Total long-term debt                                         823,572           846,058           896,427

   Less:
     Current portion included in Current Liabilities (e)                   66,202           100,000            69,900
     Investment-Seabrook Lease Obligation Bonds                            92,860           101,388            66,847
                                                                    --------------    --------------    --------------


             Total long-term debt included in Capitalization              664,510           644,670           759,680
                                                                    --------------    --------------    --------------

             TOTAL CAPITALIZATION                                      $1,164,316        $1,135,102        $1,253,609
                                                                    ==============    ==============    ==============



  Note 1: The fixed interest rate for these variable interest rate term loans reflects the effect of the associated interest rate swaps.

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

                                       1998                           1997                        1996
                                       ----                           ----                        ----
                                            WEIGHTED                        WEIGHTED                    WEIGHTED
                                            AVERAGE                         AVERAGE                     AVERAGE
                                            EXERCISE                        EXERCISE                    EXERCISE
                                SHARES       PRICE            SHARES         PRICE        SHARES         PRICE
                                ------      --------          ------        --------      ------        --------
Balance - Beginning of Year     115,098      $33.90          252,331         $32.20       255,133       $32.21
Granted                            -           -               -               -             -            -
Forfeited                          -           -              (2,400)        $30.75        (1,602)      $34.78
Exercised                       (98,798)     $33.16         (134,833)        $30.79        (1,200)      $30.75
Balance - End of Year            16,300      $38.37          115,098         $33.90       252,331       $32.20
                                -------                      -------                      -------

Exercisable at End of Year       16,300      $38.37           96,698         $34.51       215,432       $31.73
                                =======                      =======                      =======


     Stock options in the amounts of 10,936 shares, 99,352 shares and 222,622 shares at December 31, 1998, 1997 and 1996, respectively, were not included it the computation of diluted EPS because doing so would have been antidilutive for those periods.

     On February 23, 1998, the Board of Directors granted 80,000 "phantom" stock options to Nathaniel D. Woodson upon his appointment as President of the Company. On each of the first five anniversaries of the grant date, 16,000 options become exercisable and can be exercised at any time within Mr. Woodson's period of employment with the Company by means of the Company paying him the difference between the prevailing market price for each share and the option price of $45.16 per share option. At ten years after the grant date any unexercised options will expire. At December 31, 1998, no options had become exercisable and no expense had been incurred.

     In 1996, the Company established its Long-Term Incentive Program (LTIP) for officers and key employees of the Company. Under the program, each LTIP participant is awarded contingent performance shares for each three-year performance period as defined under the program. Each contingent performance share is equivalent to one share of the Company's common stock. At the end of each performance period, the number of performance shares earned is calculated on the basis of the Company's total shareowner return during the performance period relative to a peer group of companies previously selected. For the 1996-1998 performance period, approximately $1.1 million was paid under this program. The Company accrues the costs of the LTIP as compensation expense when it is likely that payments will be made to participants in the program.

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

     (d) PREFERRED CAPITAL SECURITIES

     United Capital Funding Partnership L.P. (United Capital) is a special purpose limited partnership in which the Company owns all of the general partner interests.

     The sole holding of United Capital is the $50 million of 9 5/8% Junior Subordinated Deferrable Interest Debentures, Series A, due April 30, 2025, (the Series A Debentures) issued by United Illuminating in 1995.

     Holders of the preferred capital securities will be entitled to receive, to the extent of funds held by United Capital, cumulative preferential dividends, at an annual rate 9 5/8% of the liquidation preference of $25 per security, payable monthly in arrears on the last day of each calendar month. The payment of dividends and payments on redemption with respect to the preferred capital securities to the extent of funds held by United Capital, will be guaranteed under a Payment and Guarantee Agreement (the Guarantee) of United Illuminating. The Guarantee does not cover payment of amounts in respect of the preferred capital securities to the extent that United Capital does not have available funds for the payment thereof and cash on hand sufficient to make such payment. Such funds and cash on hand will be limited to payments by United Illuminating on the Series A Debentures. If United Illuminating fails to make interest payments on the Series A Debentures, United Capital will have insufficient funds to pay dividends on the preferred capital securities and the Guarantee will not cover payment of dividends.

                         THE UNITED ILLUMINATING COMPANY

     The 9 5/8% Preferred Capital Securities, Series A, issued by United Capital are subject to mandatory redemption when the Series A Debentures, Series A, mature or are redeemed.

     (e) LONG-TERM DEBT

     The expenses to issue long-term debt are deferred and amortized over the life of the respective debt issue.

     In 1990, United Illuminating sold and leased back a portion of its investment in Seabrook Unit 1, a 1150 mw nuclear generation plant in Seabrook, New Hampshire. The purchaser-lessor issued and sold $212 million of lease obligation bonds to finance the purchase price of $250 million. United Illuminating is obligated to make lease payments during the 30-year lease term that are used to pay the debt service on these bonds. In 1997, the lease obligation bonds were refinanced by the lessor, and United Illuminating purchased 49.9% of the new lease obligation bonds.

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

                         THE UNITED ILLUMINATING COMPANY

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

     On and after January 1, 2000 and until January 1, 2004, the Company will be responsible for providing a standard offer service to customers who do not choose an alternate electricity supplier. The standard offer prices, including the fully-bundled price of generation, transmission and distribution services, the competitive transition assessment, the systems benefits charge and the energy conservation and renewable energy assessments, must be at least 10% below the average fully-bundled prices in effect on December 31, 1996. The Company has already delivered about 4.8% of this decrease, in price reductions through 1998. The DPUC's 1996 financial and operational review order (see below) anticipated sufficient income in 2000 to accelerate amortization of regulatory assets of about $50 million, equivalent to about 8% of retail revenues. Substantially all of this accelerated amortization may

                         THE UNITED ILLUMINATING COMPANY
have to be eliminated to allow for the additional standard offer price reduction requirement of 10%, at a minimum, while providing for the added costs imposed by the restructuring legislation. The legislation does prescribe certain bases for adjusting the price of standard offer service if the 10% minimum price reduction cannot be accomplished.

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

     On June 8, 1998, the Company borrowed $80 million under a new revolving credit agreement with a group of banks. The funds were used to repay $80 million of Term Loans prior to their due dates. The borrowing limit of this facility, which extends to June 7, 1999, is $80 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar

                         THE UNITED ILLUMINATING COMPANY
interbank market in London. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 1998, the Company had $80 million of short-term borrowings outstanding under this facility.

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

                                  THE UNITED ILLUMINATING COMPANY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(F) INCOME  TAXES
                                                             1998               1997               1996
                                                             -----              -----              ----
Income tax expense consists of:                                                (000's)

Income tax provisions:
  Current
             Federal                                          $36,774            $23,568            $35,770
             State                                             10,685              7,545             11,526
                                                          ------------       ------------       ------------
                Total current                                  47,459             31,113             47,296
                                                          ------------       ------------       ------------
  Deferred
             Federal                                            2,964              6,123                216
             State                                                110                681             (3,029)
                                                          ------------       ------------       ------------
                Total deferred                                  3,074              6,804             (2,813)
                                                          ------------       ------------       ------------

  Investment tax credits                                         (762)              (762)              (762)
                                                          ------------       ------------       ------------

     Total income tax expense                                 $49,771            $37,155            $43,721
                                                          ============       ============       ============

Income tax components charged as follows:
  Operating expenses                                          $53,619            $40,833            $53,590
  Other income and deductions - net                            (3,848)            (3,678)            (9,869)
                                                          ------------       ------------       ------------

     Total income tax expense                                 $49,771            $37,155            $43,721
                                                          ============       ============       ============

The following table details the components of the
 deferred income taxes:
    Tax depreciation on unrecoverable plant investment         $6,291             $8,089             $5,745
    Fossil plants decommissioning reserve                        (329)            (7,286)(1)              -
    Conservation & load management                             (8,026)            (5,768)              (367)
    Accelerated depreciation                                    5,449              5,681              5,617
    Pension benefits                                            3,463              4,911             (9,066)
    Seabrook sale/leaseback transaction                           304              2,664               (598)
    Deferred fossil fuel costs                                      -               (686)               755
    Cancelled nuclear project                                    (467)              (467)            (4,729)
    Unit overhaul and replacement power costs                  (1,157)               212             (1,491)
    Bond redemption costs                                      (1,039)              (942)              (783)
    Property Tax Settlement                                      (834)                 -                  -
    Gain on sale of utility property                             (697)              (272)                 -
    Other                                                         116                668              2,104
                                                          ------------       ------------       ------------

Deferred income taxes - net                                    $3,074             $6,804            ($2,813)
                                                          ============       ============       ============

(1) $6,719 of this amount is for deferred income tax benefits from prior years.

                         THE UNITED ILLUMINATING COMPANY

     Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes. The reasons for the differences are as follows:

                                                      1998                    1997                     1996
                                                      ----                    ----                     ----
                                               PRE-TAX        TAX      PRE-TAX        TAX      PRE-TAX      TAX
                                               -------        ---      -------        ---      -------      ---
                                                                              (000's)
Computed tax at federal statutory rate                      $33,195                 $28,214              $28,968
Increases (reductions) resulting from:
  Deferred return-Seabrook Unit 1               12,586        4,405     12,586        4,405    12,586      4,405
  ITC taken into income                           (762)        (762)      (762)        (762)     (762)      (762)
  Allowance for equity funds used during
    construction                                   (13)          (5)      (336)        (118)     (940)      (329)
  Fossil plant decommissioning reserve            (723)        (253)   (15,591)      (5,457)       -         -
  Book depreciation in excess of
     non-normalized tax depreciation            22,789        7,976     23,926        8,374    22,703      7,946
  State income taxes, net of federal
     income tax benefits                        10,795        7,017      8,226        5,345     8,497      5,523
  Other items - net                             (5,149)      (1,802)    (8,134)      (2,846)   (5,797)    (2,030)
                                                            -------                 -------              -------

       Total income tax expense                             $49,771                 $37,155              $43,721
                                                            =======                 =======              =======

Book income before income taxes                             $94,843                 $80,612              $82,766
                                                            =======                 =======              =======

Effective income tax rates                                    52.5%                   46.1%                52.8%
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

                                   THE UNITED ILLUMINATING COMPANY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(G)  SUPPLEMENTARY INFORMATION

                                                                        1998           1997           1996
                                                                        -----          -----          ----
                                                                                      (000's)
OPERATING REVENUES
------------------
     Retail                                                             $631,607       $622,333       $651,114
     Wholesale - capacity                                                 11,524          9,747          7,686
               - energy                                                   33,424         73,124         65,158
     Other                                                                 9,636          3,825          3,300
                                                                      -----------    -----------    -----------
          Total Operating Revenues                                      $686,191       $709,029       $727,258
                                                                      ===========    ===========    ===========

SALES BY CLASS(MWH'S) - UNAUDITED
---------------------------------
    Retail
     Residential                                                       1,924,724      1,899,284      1,895,804
     Commercial                                                        2,324,507      2,248,974      2,263,056
     Industrial                                                        1,154,935      1,168,470      1,143,410
     Other                                                                48,166         48,619         48,388
                                                                      -----------    -----------    -----------
                                                                       5,452,332      5,365,347      5,350,658
    Wholesale                                                          1,551,109      2,700,393      2,260,423
                                                                      -----------    -----------    -----------
          Total Sales by Class                                         7,003,441      8,065,740      7,611,081
                                                                      ===========    ===========    ===========

OTHER OPERATION EXPENSES
------------------------
    Production                                                           $28,427        $26,203        $22,214
    Transmission & Distribution                                           35,681         36,926         35,415
    Customer Service                                                      26,582         28,957         29,107
    Administrative & General                                              55,368         66,514         72,209
                                                                      -----------    -----------    -----------
          Total                                                         $146,058       $158,600       $158,945
                                                                      ===========    ===========    ===========

DEPRECIATION
------------
    Plant in service                                                     $67,143        $65,585        $63,618
    Accelerated conservation and load management                          13,086          6,636           -
    Nuclear decommissioning                                                2,580          2,397          2,303
                                                                      -----------    -----------    -----------
                                                                         $82,809        $74,618        $65,921
                                                                      ===========    ===========    ===========

OTHER TAXES
-----------
    Charged to:
     Operating:
        State gross earnings                                             $24,039        $23,571        $26,804
        Local real estate and personal property (1)                       35,088         22,974         24,854
        Payroll taxes                                                      5,547          5,948          5,528
                                                                      -----------    -----------    -----------
                                                                          64,674         52,493         57,186
     Nonoperating and other accounts                                         510            459            628
                                                                      -----------    -----------    -----------
        Total Other Taxes                                                $65,184        $52,952        $57,814
                                                                      ===========    ===========    ===========
      (1) 1998 includes $14,025 charge for property tax settlement.

OTHER INCOME AND (DEDUCTIONS) - NET
-----------------------------------
     Interest income                                                      $3,181         $2,317         $1,505
     Equity earnings from Connecticut Yankee                                 854          1,343          1,225
     Loss from subsidiary companies (2)                                   (1,748)        (3,639)        (9,701)
     Miscellaneous other income and (deductions) - net                    (1,190)         1,340         (1,474)
                                                                      -----------    -----------    -----------
          Total Other Income and (Deductions) - net                       $1,097         $1,361        ($8,445)
                                                                      ===========    ===========    ===========
  (2)Includes  before-tax  non-recurring  charges in 1997 and 1996 of $2,825 and $5,750,  respectively,  resulting  from losses at American  Payment
     Systems, Inc.

OTHER INTEREST CHARGES
----------------------
     Notes Payable                                                        $5,050         $2,462           $882
     Other                                                                 1,457            818          1,210
                                                                      -----------    -----------    -----------
          Total Other Interest Charges                                    $6,507         $3,280         $2,092
                                                                      ===========    ===========    ===========

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

                                                        1998              1997
                                                        ----              ----
                                                                (000's)
The components of net pension costs were as follows:
    Service cost of benefits earned during the period  $4,389          $ 3,791
    Interest cost on projected benefit obligation      17,828           17,565
    Expected return on plan assets                    (25,934)         (22,293)
    Amortization of:
       Prior service cost                                 406              406
       Transition obligation (asset)                   (1,095)          (1,065)
       Actuarial (gain) loss                           (1,132)            (498)
    Settlements (curtailments)                            400           (2,724)
    Other amortization and deferrals-net                  -                192
                                                        -----            -----
    Net pension cost                                  $(5,138)         $(4,626)
                                                       =======          ======

Assumptions used to determine pension costs were:
    Discount rate                                       7.25%            7.75%
    Average wage increase                               4.50%            4.50%
    Return on plan assets                              11.00%           11.00%

                         THE UNITED ILLUMINATING COMPANY

                                                                                    1998             1997
                                                                                    ----             ----
                                                                                            (000's)
The pension benefit obligations and plan assets as of December 31:

    Change in Projected Pension Benefit Obligation:
      Pension Benefit Obligation - January 1                                      $259,545          $232,783
         Service cost                                                                4,389             3,791
         Interest cost                                                              17,828            17,565
         Curtailments/settlements                                                       -             (3,193)
         Actuarial (gain) loss                                                      14,064            21,656
         Benefits paid                                                             (15,080)          (13,057)
                                                                                  --------          --------
     Pension Benefit Obligation - December 31                                     $280,746          $259,545
                                                                                   =======           =======

    Change in Plan Assets:
      Fair Value of Plan Assets - January 1                                       $243,739          $208,863
        Actual return on plan assets                                                38,224            43,225
        Employer contributions                                                       2,914             5,429
        Benefits paid (including expenses)                                         (16,193)          (13,778)
                                                                                  --------          --------
      Fair Value of Plan Assets - December 31                                     $268,684          $243,739
                                                                                   =======           =======

    Funded Status:
      Projected benefits greater than plan assets                                  $12,062           $15,806
      Unrecognized prior service cost                                               (3,878)           (4,285)
      Unrecognized net gain (loss) from past experience                             15,639            19,259
      Unrecognized transition asset                                                  7,274             8,369
                                                                                    ------            ------

      Accrued pension liability                                                    $31,097           $39,149
                                                                                    ======            ======

Assumptions used in estimating benefit obligations at December 31:
    Discount rate                                                                    6.75%             7.25%
    Average wage increase                                                            4.50%             4.50%

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

     For funding purposes, the Company established a Voluntary Employees' Benefit Association Trust (VEBA) to fund OPEB for union employees. Approximately 44% of the Company's employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes. The Company established a 401(h) account in connection with the qualified pension plan to fund OPEB for non-union employees who retire on or after January 1, 1994. The funding policy assumes contributions to these trust funds to be the total OPEB expense calculated under SFAS No. 106, adjusted to reflect a share of amounts expensed as a result of voluntary early retirement programs minus pay-as-you-go benefit payments for pre-January 1, 1994 non-union retirees, allocated in a manner that minimizes current income tax liability, without exceeding maximum tax deductible limits. In accordance with this policy, the Company contributed approximately $0, $0 and $3.8 million to the union VEBA in 1998, 1997 and 1996, respectively. The Company contributed $0.9 million, $1.7 million and $0.9 million to the 401(h) account in 1998, 1997 and 1996, respectively. Plan assets for both the union VEBA and 401(h) account consist primarily of equity and fixed-income securities.

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

                                                1% Increase         1% Decrease
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

                         THE UNITED ILLUMINATING COMPANY

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

     In July 1996, the Company offered a Voluntary Early Retirement Program and a Voluntary Separation Plan to virtually all of its employees. A total of 163 employees accepted one or the other of these plans. In the third quarter of
1996, the Company recognized a charge to earnings of $14.9 million ($8.7 million, after-tax) to reflect the cost of these plans. The employees accepting the offer retired on or before December 31, 1997.

(I)  JOINTLY OWNED PLANT AND POWER PURCHASE AGREEMENTS

     At December 31, 1998, the Company had the following interests in jointly owned plants:

                               OWNERSHIP/
                               LEASEHOLD          PLANT IN         ACCUMULATED
                                 SHARE            SERVICE          DEPRECIATION
                               ---------          --------         ------------
                                                         (Millions)
   Seabrook Unit 1               17.5  %           $648              $146
   Millstone Unit 3               3.685             135                63
   New Haven Harbor Station      93.7               143                78

     The Company's share of the operating costs of jointly owned plants is included in the appropriate expense captions in the Consolidated Statement of Income.

         At December 31, 1998, the Company had two long-term contracts for the purchase of power. A contract with Wheelabrator Technology, Inc. requires the Company to purchase all of the energy output of a trash-to-energy cogeneration facility (Bridgeport RESCO) situated in Bridgeport, Connecticut, through April 2, 2008. A contract between Hydro-Quebec and the New England participants in a transmission facility linking New England and Quebec, Canada, requires the Company to purchase its 5.45% participating share of the energy delivered by Hydro-Quebec over the transmission facility. This contract is scheduled to expire in September, 2001; but it may be extended. The costs to the Company in 1998 for these two contracts were $26.1 million and $7.0 million, respectively. There are no annual minimum debt service payments, and no allocable portion of interest, associated with these contracts. The Company's guaranty liability for its participating share of the debt financing for the Hydro-Quebec transmission facility was $6.8 million at December 31, 1998.

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

                         THE UNITED ILLUMINATING COMPANY

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

     The Company has a Fossil Fuel Supply Agreement with a financial institution providing for the financing of up to $37.5 million of fossil fuel purchases. Under this agreement, the financing entity may acquire and/or store natural gas, coal and fuel oil for sale to the Company, and the Company may purchase these fossil fuels from the financing entity at a price for each type of fuel that reimburses the financing entity for the direct costs it has incurred in purchasing and storing the fuel, plus a charge for maintaining an inventory of the fuel determined by reference to the fluctuating interest rate on thirty-day, dealer-placed commercial paper in New York. The Company is obligated to insure the fuel inventories and to indemnify the financing entity against all liabilities, taxes and other expenses incurred as a result of its ownership, storage and sale of fossil fuel to the Company. This agreement currently extends to May 2000, when it will terminate. The Company discontinued using this fossil fuel financing arrangement in September 1998. At December 31, 1998, no fossil fuel purchases were being financed under this agreement. On April 16, 1999, the Company sold all of its operating non-nuclear generation facilities to an unaffiliated entity. As a result, the Company will not finance any fuel purchases under this agreement prior to its termination in May 2000.

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

                         THE UNITED ILLUMINATING COMPANY

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

OTHER COMMITMENTS AND CONTINGENCIES

                               CONNECTICUT YANKEE

     On December 4, 1996, the Board of Directors of the Connecticut Yankee Atomic Power Company (Connecticut Yankee) voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. The Company has a 9.5% stock ownership share in Connecticut Yankee. The power purchase contract under which the Company has purchased its 9.5% entitlement to the Connecticut Yankee Unit's power output permits Connecticut Yankee to recover 9.5% of all of its costs from UI. In December of 1996, Connecticut Yankee filed decommissioning cost estimates and amendments to the power contracts with its owners with the Federal Energy Regulatory Commission
(FERC). Based on regulatory precedent, this filing seeks confirmation that Connecticut Yankee will continue to collect from its owners its decommissioning costs, the unrecovered investment in the Connecticut Yankee Unit and other costs associated with the permanent shutdown of the Connecticut Yankee Unit. On August 31, 1998, a FERC Administrative Law Judge (ALJ) released an initial decision regarding Connecticut Yankee's December 1996 filing. The initial decision contains provisions that would allow Connecticut Yankee to recover,

                         THE UNITED ILLUMINATING COMPANY
through the power contracts with its owners, the balance of its net unamortized investment in the Connecticut Yankee Unit, but would disallow recovery of a portion of the return on Connecticut Yankee's investment in the unit. The ALJ's decision also states that decommissioning cost collections by Connecticut Yankee, through the power contracts, should continue to be based on a previously-approved estimate until a new, more reliable estimate has been prepared and tested. During October of 1998, Connecticut Yankee and its owners filed briefs setting forth exceptions to the ALJ's initial decision. If this initial decision is upheld by the FERC, Connecticut Yankee could be required to write off a portion of the regulatory asset on its Balance Sheet associated with the retirement of the Connecticut Yankee Unit. In this event, however, the Company would not be required to record any write-off on account of its 9.5% ownership share in Connecticut Yankee, because the Company has recorded its regulatory asset associated with the retirement of the Connecticut Yankee Unit net of any return on investment. The Company cannot predict, at this time, the outcome of the FERC proceeding. However, the Company will continue to support Connecticut Yankee's efforts to contest the ALJ's initial decision.

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

     The DOE also announced that, absent a repository, the DOE has no statutory obligation to begin taking high level wastes and spent nuclear fuel for disposal by January 1998. However, numerous utilities and states have obtained a judicial declaration that the DOE has a statutory responsibility to take title to and dispose of high level wastes and spent nuclear fuel beginning in January 1998, and that the contracts between the DOE and the plant owners and generators of such waste will provide a potentially adequate remedy for the latter if the DOE fails to fulfill its contractual obligations

                         THE UNITED ILLUMINATING COMPANY
by that date. The DOE is contesting these judicial declarations; and it is unclear at this time whether the United States Congress will enact legislation to address spent fuel/high level waste disposal issues.

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

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The current decommissioning cost estimate for Millstone Unit 3 is $560 million (in 1999 dollars), of which the Company's share would be approximately $21 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to a decommissioning trust fund managed by Northeast Utilities (NU). UI's share of the Millstone Unit 3 decommissioning payments made during 1998 was $487,000. UI's share of the fund at December 31, 1998 was approximately $6.5 million. The current decommissioning cost estimate for the Connecticut Yankee Unit, assuming the prompt removal

                         THE UNITED ILLUMINATING COMPANY
and dismantling of the unit commencing in 1997, is $476 million, of which UI's share would be $45 million. Through December 31, 1998, $85 million has been expended for decommissioning. The projected remaining decommissioning cost is $391 million, of which UI's share would be $37 million. The decommissioning trust fund for the Connecticut Yankee Unit is also managed by NU. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $2.4 million were funded by UI during 1998, and UI's share of the fund at December 31, 1998 was $25 million.

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

(N)  FAIR VALUE OF FINANCIAL INSTRUMENTS (1)

     The estimated fair values of the Company's financial instruments are as follows:

                                      1998                     1997
                                      ----                     ----
                                    CARRYING     FAIR       CARRYING     FAIR
                                     AMOUNT      VALUE       AMOUNT      VALUE
                                    --------     -----      --------     -----
                                            (000's)                 (000's)
Cash and temporary cash investments $101,445   $101,445     $32,002     $32,002

Long-term debt (2)(3)(4)            $606,342   $611,524    $620,457    $624,192

Interest rate swaps (5)             $225,000   $220,877    $225,000    $223,547

Fuel price management instruments(6)    -          -           -          ($817)

(1) Equity investments were not valued because they were not considered to be material.

(2)  Excludes the obligation under the Seabrook Unit 1 sale/leaseback agreement.

(3) The fair market value of the Company's long-term debt is estimated by brokers based on market conditions at December 31, 1998 and 1997, respectively.

(4)  See Note (B), Capitalization - Long-Term Debt.

(5) The fair value of the interest rate swaps is calculated by the counterparty to the swap agreements using mid-market models and proprietary models.

(6) The fair value of the fuel price management instruments at December 31, 1997 was calculated as the difference between the fuel price within the swap agreements and the prevailing market price at December 31, 1997 multiplied by the forward swap agreement volumes.

                         THE UNITED ILLUMINATING COMPANY

(O)  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Selected quarterly financial data for 1998 and 1997 are set forth below:

                        OPERATING          OPERATING              NET              EARNINGS PER SHARE OF
QUARTER                 REVENUES            INCOME               INCOME              COMMON STOCK(1)
-------                 ---------          ---------             ------            ---------------------
                          (000's)           (000's)              (000's)           Basic         Diluted
                                                                                   -----         -------
1998

     First              $162,474            $22,677              $8,962             $.64           $.64
     Second              159,792             21,174               8,379              .60            .60
     Third               198,601             37,462              26,236             1.87           1.87
     Fourth (2)          165,324             15,013               1,495              .10            .10

1997

     First (3)          $180,917            $28,164             $13,176            $ .93           $.93
     Second              164,600             19,544               4,846              .34            .34
     Third               197,215             37,680              22,184             1.60           1.59
     Fourth              166,297             18,494               3,251              .23            .23

                                                 ------------------

(1)  Based on weighted average number of shares outstanding each quarter.

(2) Operating income, net income and earnings per share for the fourth quarter of 1998 included an after-tax charge of $8.3 million, associated with a property tax settlement. See Note (L), "Commitments and Contingencies - Property Taxes".

(3) Operating income, net income and earnings per share for the first quarter of 1997 included an after-tax credit of $6.7 million, or $.48 per share, to provide for the cumulative tax benefits associated with future fossil generation decommissioning.

(P)  SEGMENT INFORMATION

     The Company has one reportable operating segment, that of regulated generation, distribution and sale of electricity. The accounting policies used for that segment do not differ from those used for nonreportable operating segments. Revenues from inter-segment transactions are not material and all of the Company's revenues are derived in the United States.

     The revenues from external customers, interest income, interest expense and depreciation charges of the one reportable segment are identical to the amounts shown on the Consolidated Statement of Income for each year presented. Income before taxes of the reportable segment is not materially different from that of the Company as a whole.

                         THE UNITED ILLUMINATING COMPANY

     The following table reconciles the total assets of the reportable segment with the total assets shown on the Consolidated Balance Sheet at December 31:

                                                        1998                  1997                1996
                                                        ----                  ----                ----
Total Assets - Regulated Utility                      $1,892,822           $1,881,883           $1,951,954
Total Assets - Unregulated Subsidiaries                  136,062              116,830              101,498
Total Assets - Elimination                               (85,474)             (80,179)             (76,712)
                                                        --------             --------             --------
Total Consolidated Assets                             $1,943,410           $1,918,534           $1,976,740
                                                       =========            =========            =========

(Q)  RESTATEMENT OF FINANCIAL RESULTS

     During the third quarter of 1999, the Company has restated its financial statements for 1998, 1997 and 1996 for matters related to the timing of American Payment Systems ("APS") agency collection reserves and for certain line loss factors that affect the calculation of unbilled revenues. The Company had consultations with the staff of the Securities and Exchange Commission and its independent accountants in determining these restated amounts.

     The following tables summarize the restatements that the Company has made on net income, earnings per share and retained earnings.

Increase (decrease) in net income:
                                                FOR THE YEAR ENDED DECEMBER 31,
                                                  1998       1997        1996
                                                  ----       ----        ----
           DESCRIPTION                                       (000'S)
           -----------
1998 APS charge                                   $2,882    $(1,643)    $(1,239)
1997 unbilled revenues                                 -       (691)        691
1996 APS charge                                        -          -         497
                                                   -----      -----       -----
   Net increase (decrease) to net income           2,882     (2,334)        (51)
Net income applicable to common
   shareholders, as originally reported           42,010     45,634      40,606
                                                  ------     ------      ------
Net income applicable to common
   shareholders, as restated                     $44,892    $43,300     $40,555
                                                  ======     ======      ======



                                                FOR THE YEAR ENDED DECEMBER 31,
           DESCRIPTION                           1998        1997        1996
           -----------                           ----        ----        ----
Earnings per share, as originally reported
    -  Basic                                     $3.00        $3.27       $2.88
    -  Diluted                                   $3.00        $3.26       $2.87

Earnings per share, as restated
    -  Basic                                     $3.20        $3.10       $2.88
    -  Diluted                                   $3.20        $3.09       $2.87



                                                   AS OF DECEMBER 31,
                                                1998         1997       1996
                                                ----         ----       ----
           DESCRIPTION                                     (000'S)
           -----------
Retained earnings, as originally reported      $163,847    $162,226    $156,847
Net effect of restatements, described above           -      (2,882)       (548)
                                                -------    --------    --------
Retained earnings, as restated                 $163,847    $159,344    $156,299
                                               ========    ========    ========

                         THE UNITED ILLUMINATING COMPANY

     The impact of the adjustments described above was to reduce retained earnings as of January 1, 1996 by $497.

      Included in restricted cash at December 31, 1998, 1997, and 1996 are amounts of $23,056, $21,063 and $16,682, respectively, representing collections by APS agents that are held in APS agent accounts prior to transmittal to the respective APS customers. In addition the Company has included in other accounts receivable at December 31, 1998, 1997 and 1996 amounts of $26,768, $23,284 and $0, respectively, which represent collections by APS agents not yet deposited into APS bank accounts. A corresponding accounts payable has been recorded to reflect the portions of these collections owed to APS customers, as well as the amount of restricted cash presented above. The Company had previously presented its consolidated balance sheet net of these accounts receivable and accounts payable amounts.

      In addition, the Company has revised Schedule II on page S1 to reflect the restatement of additional reserves for uncollectible accounts related to APS agent collections.

                   [LETTERHEAD OF PRICEWATERHOUSECOOPERS LLP]


Report of Independent Accountants


To the Board of Directors and Shareholders of The United Illuminating Company:

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

As described in Note Q, the Company revised its December 31, 1998, 1997 and 1996 consolidated financial statements with respect to certain previously recorded charges.




/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, NY
February 12, 1999, except for Note Q,
  as to which date is November 1, 1999.

                   [LETTERHEAD OF PRICEWATERHOUSECOOPERS LLP]



                      Report of Independent Accountants on
                          Financial Statement Schedule


To the Board of Directors and Shareholders of The United Illuminating Company:

Our audits of the consolidated financial statements referred to in our report dated February 12, 1999, except as to the restatement of certain expense amounts described in Note Q, which is as of November 1, 1999 appearing in the 1998 Annual Report on Form 10-K/A-2 of The United Illuminating Company also included an audit of the Financial Statement Schedule on page S-1 of this Form 10-K/A-2. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, NY
February 12, 1999, except for Note Q,
  as to which the date is November 1, 1999.

                   [LETTERHEAD OF PRICEWATERHOUSECOOPERS LLP]



                       Consent of Independent Accountants


We hereby  consent  to the  incorporation  by  reference  in these  Registration
Statements  on Form  S-3 (No.  33-50221,  No.  33-50445,  No.  33-55461  and No.
33-64003) of our report dated February 12, 1999, except as to the restatement of certain expense amounts described in Note Q, which is as of November 1, 1999, relating to the financial statements appearing in The United Illuminating Company's Annual Report on Form 10-K/A-2 for the year ended December 31, 1998.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, NY
November 1, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         THE UNITED ILLUMINATING COMPANY



Dated:    11/03/99                By:         /s/ Robert L. Fiscus
      ----------------               ------------------------------------------
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

RESERVE DEDUCTION FROM
  ASSET TO WHICH IT APPLIES:
    Reserve for uncollectible
    accounts (consolidated):
                            1998                $7,197           $5,745            -              $10,511 (A)        $2,431
                            1997                $8,929           $9,832            -              $11,564 (A)        $7,197
                            1996                $7,133          $16,080            -              $14,284 (A)        $8,929


RESERVE DEDUCTION FROM
  ASSET TO WHICH IT APPLIES:
    Reserve for uncollectible
      accounts (American
      Payment Systems,
      agent collections
                            1998                $5,392             $361            -               $5,208 (A)          $545
                            1997                $6,545           $3,425            -               $4,578 (A)        $5,392
                            1996                  $796           $6,179            -                 $430 (A)        $6,545


------------------------------------

NOTE:
   (A) Accounts written off, less recoveries.