Form 10-Q/A
period 1999-03-31
UNITED ILLUMINATING CO
filed 1999-11-03
CIK 101265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A-1

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

                                      INDEX

                           PART I. FINANCIAL INFORMATION

                                                                        PAGE
                                                                        NUMBER
                                                                        ------
Item 1.  Financial Statements.                                             4

         Consolidated Statement of Income for the three months
           ended March 31, 1999 and 1998.                                  4
         Consolidated Balance Sheet as of March 31, 1999
           and December 31, 1998.                                          5
         Consolidated Statement of Cash Flows for the three months
           ended March 31, 1999 and 1998.                                  7

         Notes to Consolidated Financial Statements.                       8
           -   Statement of Accounting Policies                            8
           -   Capitalization                                              8
           -   Rate-Related Regulatory Proceedings                         9
           -   Short-term Credit Arrangements                             12
           -   Income Taxes                                               14
           -   Supplementary Information                                  15
           -   Fuel Financing Obligations and Other Lease Obligations     16
           -   Commitments and Contingencies                              16
               -  Capital Expenditure Program                             16
               -  Nuclear Insurance Contingencies                         16
               -  Other Commitments and Contingencies                     17
                  - Connecticut Yankee                                    17
                  - Hydro-Quebec                                          17
                  - Environmental Concerns                                18
                  - Site Decontamination, Demolition and
                     Remediation Costs                                    18
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning    18
           -   Restatement of Financial Results                           19

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                       20

           -   Major Influences on Financial Condition                    20
           -   Capital Expenditure Program                                21
           -   Liquidity and Capital Resources                            22
           -   Subsidiary Operations                                      23
           -   Results of Operations                                      23
           -   Looking Forward                                            25

         SIGNATURES                                                       30

     This amendment to the Quarterly Report on Form 10-Q of The United Illuminating Company (the "Company") for the quarter ended March 31, 1999 (the "Original Form 10-Q") amends and modifies the Original Form 10-Q by restating
Part I: Financial Information, Item I: Financial Statements in order to supplement and revise the "Consolidated Statement of Income", "Consolidated Statement of Cash Flows", "Consolidated Balance Sheet", and to add Note (Q), "Restatement of Financial Results" to the Notes to Consolidated Financial Statements and by restating Item 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations" in order to amend and supplement the section captioned, "Liquidity and Capital Resources".

                          PART I: FINANCIAL INFORMATION
                          ITEM I: FINANCIAL STATEMENTS
                         THE UNITED ILLUMINATING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      (Thousands except per share amounts)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                            March 31,
                                                                     1999                1998
                                                                     ----                ----

OPERATING REVENUES (NOTE G)                                          $168,667            $162,474
                                                                 -------------       -------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                   33,899              40,541
     Capacity purchased                                                 9,062               6,222
     Other                                                             38,754              33,309
  Maintenance                                                           9,446              11,033
  Depreciation (Note G)                                                17,739              20,806
  Amortization of cancelled nuclear project,
        deferred return and regulatory tax asset                        7,026               3,440
  Income taxes (Note F)                                                15,525              11,487
  Other taxes (Note G)                                                 14,009              12,959
                                                                 -------------       -------------
       Total                                                          145,460             139,797
                                                                 -------------       -------------
OPERATING INCOME                                                       23,207              22,677
                                                                 -------------       -------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction                      13                  30
  Other-net (Note G)                                                     (469)                445
  Non-operating income taxes                                              891                  83
                                                                 -------------       -------------
       Total                                                              435                 558
                                                                 -------------       -------------
INCOME BEFORE INTEREST CHARGES                                         23,642              23,235
                                                                 -------------       -------------
INTEREST CHARGES
  Interest on long-term debt                                           12,227              13,523
  Interest on Seabrook obligation bonds owned by the company           (1,711)             (1,818)
  Dividend requirement of mandatorily redeemable securities             1,203               1,203
  Other interest (Note G)                                               1,856                 844
  Allowance for borrowed funds used during construction                  (448)               (129)
                                                                 -------------       -------------
                                                                       13,127              13,623
  Amortization of debt expense and redemption premiums                    614                 650
                                                                 -------------       -------------
       Net Interest Charges                                            13,741              14,273
                                                                 -------------       -------------

NET INCOME                                                              9,901               8,962
Dividends on preferred stock                                               51                  51
                                                                 -------------       -------------
INCOME APPLICABLE TO COMMON STOCK                                      $9,850              $8,911
                                                                 =============       =============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                    14,042              13,987
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                  14,044              13,997

EARNINGS PER SHARE OF COMMON STOCK - BASIC AND DILUTED                  $0.70               $0.64

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                       $0.72               $0.72

    The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                             (Thousands of Dollars)

                                                       March 31,         December 31,
                                                         1999                1998*
                                                         ----                ----
                                                      (Unaudited)
Utility Plant at Original Cost
  In service                                             $1,888,526          $1,886,930
  Less, accumulated provision for depreciation              729,772             714,375
                                                    ----------------    ----------------
                                                          1,158,754           1,172,555

Construction work in progress                                29,622              33,695
Nuclear fuel                                                 24,944              20,174
                                                    ----------------    ----------------
     Net Utility Plant                                    1,213,320           1,226,424
                                                    ----------------    ----------------


Other Property and Investments                               38,507              37,873
                                                    ----------------    ----------------

Current Assets
  Unrestricted cash and temporary cash investments           15,794              97,689
   Restricted cash                                           26,503              26,812
  Accounts receivable
   Customers, less allowance for doubtful
     accounts of $1,800 and $1,800                           55,469              54,178
   Other, less allowance for doubtful accounts
     of  $775 and $631                                       51,836              64,240
  Accrued utility revenues                                   21,450              21,079
  Fuel, materials and supplies, at average cost              34,040              33,613
  Prepayments                                                12,468               7,424
  Other                                                       1,503                 154
                                                    ----------------    ----------------
     Total                                                  219,063             305,189
                                                    ----------------    ----------------

Deferred Charges
  Unamortized debt issuance expenses                          9,105               9,421
  Other                                                       2,477               1,664
                                                    ----------------    ----------------
     Total                                                   11,582              11,085
                                                    ----------------    ----------------

Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
  Income taxes due principally to book-tax differences      259,452             264,811
  Connecticut Yankee                                         40,861              42,633
  Deferred return - Seabrook Unit 1                           9,439              12,586
  Unamortized redemption costs                               23,175              23,468
  Unamortized cancelled nuclear projects                     10,659              10,952
  Uranium enrichment decommissioning cost                     1,143               1,177
  Other                                                       4,613               4,962
                                                    ----------------    ----------------
     Total                                                  349,342             360,589
                                                    ----------------    ----------------

                                                         $1,831,814          $1,941,160
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

                               THE UNITED ILLUMINATING COMPANY
                                  CONSOLIDATED BALANCE SHEET

                                CAPITALIZATION AND LIABILITIES
                                    (Thousands of Dollars)

                                                            March 31,           December 31,
                                                               1999                1998*
                                                           (Unaudited)
Capitalization (Note B)
  Common stock equity
    Common stock                                                 $292,006             $292,006
    Paid-in capital                                                 2,108                2,046
    Capital stock expense                                          (2,182)              (2,182)
    Unearned employee stock ownership plan equity                  (9,972)             (10,210)
    Retained earnings                                             163,587              163,847
                                                         -----------------    -----------------
                                                                  445,547              445,507
  Preferred stock                                                    -                   4,299
  Company-obligated mandatorily redeemable securities of
   subsidiary holding solely parent debentures                     50,000               50,000
  Long-term debt
    Long-term debt                                                730,586              757,370
    Investment in Seabrook obligation bonds                       (87,413)             (92,860)
                                                         -----------------    -----------------
      Net long-term debt                                          643,173              664,510
                                                         -----------------    -----------------

          Total                                                 1,138,720            1,164,316
                                                         -----------------    -----------------

Noncurrent Liabilities
  Connecticut Yankee contract obligation                           30,759               32,711
  Pensions accrued                                                 27,412               31,097
  Nuclear decommissioning obligation                               24,213               23,045
  Obligations under capital leases                                 16,415               16,506
  Other                                                             6,358                6,622
                                                         -----------------    -----------------
          Total                                                   105,157              109,981
                                                         -----------------    -----------------

Current Liabilities
  Current portion of preferred stock                                4,299                             -
  Current portion of long-term debt                                 6,806               66,202
  Notes payable                                                    82,172               86,892
  Accounts payable                                                 21,202               48,749
  Accounts payable - APS utility customers                         49,581               54,515
  Dividends payable                                                10,160               10,155
  Taxes accrued                                                    23,440                9,015
  Interest accrued                                                 14,108               10,203
  Obligations under capital leases                                    354                  348
  Other accrued liabilities                                        36,585               39,845
                                                         -----------------    -----------------
          Total                                                   248,707              325,924
                                                         -----------------    -----------------

Customers' Advances for Construction                                1,866                1,867
                                                         -----------------    -----------------

Regulatory Liabilities (future amounts owed to customers
                        through the ratemaking process)
  Accumulated deferred investment tax credits                      15,433               15,623
  Other                                                             3,051                2,065
                                                         -----------------    -----------------
          Total                                                    18,484               17,688
                                                         -----------------    -----------------

Deferred Income Taxes (future tax liabilities owed
                       to taxing authorities                      318,880              321,384
Commitments and Contingencies (Note L)
                                                         -----------------    -----------------
                                                               $1,831,814           $1,941,160
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

                         THE UNITED ILLUMINATING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                            March 31,
                                                                      1999              1998
                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                            $9,901           $8,962
                                                                   ------------      -----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                      22,466           21,851
     Deferred income taxes                                                (732)          (2,251)
     Deferred investment tax credits - net                                (190)            (190)
     Amortization of nuclear fuel                                        3,191            1,265
     Allowance for funds used during construction                         (461)            (159)
     Amortization of deferred return                                     3,147            3,147
     Changes in:
                   Accounts receivable - net                            11,113            4,159
                   Fuel, material and supplies                            (427)          (3,768)
                   Prepayments                                          (5,044)          (2,968)
                   Accounts payable                                    (32,481)         (14,818)
                   Interest accrued                                      3,905            2,528
                   Taxes accrued                                        14,425           11,919
                   Other assets and liabilities                         (9,818)          (2,792)
                                                                   ------------      -----------
     Total Adjustments                                                   9,094           17,923
                                                                   ------------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               18,995           26,885
                                                                   ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                             300            4,015
  Long-term debt                                                             -           99,780
  Notes payable                                                         (4,720)           7,369
  Securities redeemed and retired:
    Long-term debt                                                     (86,202)        (133,976)
  Expense of issue                                                           -             (800)
  Lease obligations                                                        (85)             (82)
  Dividends
    Preferred stock                                                        (51)             (51)
    Common stock                                                       (10,104)         (10,000)
                                                                   ------------      -----------
NET CASH USED IN FINANCING ACTIVITIES                                 (100,862)         (33,745)
                                                                   ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Plant expenditures, including nuclear fuel                           (5,784)          (8,356)
   Investment in debt securities                                         5,447            8,528
                                                                   ------------      -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       (337)             172
                                                                   ------------      -----------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                              (82,204)          (6,688)
BALANCE AT BEGINNING OF PERIOD                                         124,501           53,065
                                                                   ------------      -----------
BALANCE AT END OF PERIOD                                                42,297           46,377
LESS: RESTRICTED CASH                                                   26,503           32,709
                                                                   ------------      -----------
                                                                   ============      ===========
BALANCE: UNRESTRICTED CASH                                             $15,794          $13,668
                                                                   ============      ===========

CASH PAID DURING THE PERIOD FOR:
  Interest (net of amount capitalized)                                  $6,306          $10,626
                                                                   ============      ===========
  Income taxes                                                          $3,700           $2,900
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

(Q)  RESTATEMENT OF FINANCIAL RESULTS

     Subsequent to filing its Form 10-Q for the quarter ended March 31, 1999, the Company reviewed, in consultation with our independent accountants and staff of the Securities and Exchange Commission, the periods in which it recorded certain charges and has recorded certain of these charges in earlier periods. These restatements did not result in any change to retained earnings as originally reported as of March 31, 1999 and December 31, 1998. However, as a result of this review, the Company has included in restricted cash as of March 31, 1999 and December 31, 1998 amounts of $23.3 million and $ 23.1 million, respectively, representing collections by American Payment Systems, Inc. (APS) agents that are held in APS agent accounts prior to transmittal to the respective APS customers. In addition, as a result of this review, the Company has included in other accounts receivable as of March 31, 1999 and December 31, 1998 amounts of $22.1 million and $26.8 million, respectively, representing amounts collected by APS agents on those days which had not been deposited into APS bank accounts until a later date. A corresponding restatement of accounts payable has been recorded to reflect that these receivable amounts are owed to APS utility customers. The Company had previously presented its consolidated balance sheet net of these accounts receivable and accounts payable amounts.

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

                         LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had $19.0 million of cash and temporary cash investments, including the Seabrook operating deposit, but excluding restricted cash of American Payment Systems, Inc. This was a decrease of $82.4 million from the corresponding balance at December 31, 1998. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                   (Millions)

   Balance, December 31, 1998                                       $ 101.4
                                                                     ------

  Net cash provided by operating activities                            18.8

  Net cash provided by (used in) financing activities:
  - Financing  activities,  excluding  dividend  payments             (90.7)
  - Dividend payments                                                 (10.2)
  Net cash  provided by  investing  activities,  excluding
       investment in plant                                              5.5
  Cash invested in plant,  including  nuclear fuel                     (5.8)

             Net Change in Cash                                       (82.4)
                                                                      -----
  Balance, March 31, 1999                                             $19.0
                                                                      =====


     The Company's capital requirements are presently projected as follows:

                                                          1999       2000       2001       2002       2003
                                                          ----       ----       ----       ----       ----
                                                                             (millions)
Cash on Hand - Beginning of Year (1)                    $101.4      $34.5       $9.0      $42.7      $  -
Internally Generated Funds less Dividends (2)             98.4       59.4       57.4       64.4       72.7
Net Proceeds from Sale of Fossil Generation Plants       160.0        -           -          -          -
                                                         -----      -----       ----      -----       ----
         Subtotal                                        359.8       93.9       66.4      107.1       72.7

Less:
Capital Expenditures (excluding AFUDC) (2)                30.7       34.5       23.4       18.9       23.3
                                                         -----      -----       ----      -----       ----

Cash Available to pay Debt Maturities and Redemptions    329.1       59.4       43.0       88.2       49.4

Less:
Maturities and Mandatory Redemptions                      69.6        0.4        0.3      100.3      100.5
Optional Redemptions                                     145.0       50.0         -          -          -
Repayment of Short-Term Borrowings                        80.0         -          -          -          -
                                                         -----      -----       ----      -----      -----

External Financing Requirements (Surplus)               $(34.5)     $(9.0)    $(42.7)     $12.1      $51.1
                                                         =====      =====     ======      =====      =====

(1) Includes Seabrook Unit 1 operating deposit, but not restricted cash of American Payments Systems, Inc. of $23.1 million.

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

                         THE UNITED ILLUMINATING COMPANY




Date   11/03/99          Signature          /s/ Robert L. Fiscus
    --------------                ------------------------------------------
                                                Robert L. Fiscus
                                     Vice Chairman of the Board of Directors
                                            and Chief Financial Officer