Form 10-Q/A
period 1999-06-30
UNITED ILLUMINATING CO
filed 1999-11-03
CIK 101265

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

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                         PAGE
                                                                         NUMBER
                                                                         ------
Item 1.  Financial Statements.                                              4

         Consolidated Statement of Income for the three and six months
           ended June 30, 1999 and 1998.                                    4
         Consolidated Balance Sheet as of June 30, 1999 and
           December 31, 1998.                                               5
         Consolidated Statement of Cash Flows for the three and six
           months ended June 30, 1999 and 1998.                             7

         Notes to Consolidated Financial Statements.                        8
           -   Statement of Accounting Policies                             8
           -   Capitalization                                               8
           -   Rate-Related Regulatory Proceedings                         10
           -   Short-term Credit Arrangements                              13
           -   Income Taxes                                                14
           -   Supplementary Information                                   15
           -   Fuel Financing Obligations and Other Lease Obligations      16
           -   Commitments and Contingencies                               16
               -  Capital Expenditure Program                              16
               -  Nuclear Insurance Contingencies                          16
               -  Other Commitments and Contingencies                      16
                  - Connecticut Yankee                                     16
                  - Hydro-Quebec                                           17
                  - Environmental Concerns                                 17
                  - Site Decontamination, Demolition and Remediation Costs 18
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning     18
           -   Restatement of Financial Results                            19

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                        20

           -   Major Influences on Financial Condition                     20
           -   Capital Expenditure Program                                 21
           -   Liquidity and Capital Resources                             22
           -   Subsidiary Operations                                       23
           -   Results of Operations                                       23
           -   Looking Forward                                             28

         SIGNATURES                                                        34

     This amendment to the Quarterly Report on Form 10-Q of The United Illuminating Company (the "Company") for the quarter ended June 30, 1999 (the "Original Form 10-Q") amends and modifies the Original Form 10-Q by restating
Part I: Financial Information, Item I: Financial Statements in order to supplement and revise the "Consolidated Statement of Income", "Consolidated Statement of Cash Flows", "Consolidated Balance Sheet", and Notes (F) and (G) to the Notes to Consolidated Financial Statements, and to add Note (Q), "Restatement of Financial Results" to the Notes to Consolidated Financial Statements and by restating Item 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations" in order to amend and supplement the sections captioned, "Liquidity and Capital Resources" and "Results of Operations".

                          PART I: FINANCIAL INFORMATION
                          ITEM I: FINANCIAL STATEMENTS
                         THE UNITED ILLUMINATING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        Three Months Ended               Six Months Ended
                                                                             June 30,                        June 30,
                                                                        1999           1998            1999           1998
                                                                        ----           ----            ----           ----
OPERATING REVENUES (NOTE G)                                              $164,533      $159,792        $333,200       $322,266
                                                                    --------------  ------------    ------------  -------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                       38,483        33,412          72,382         73,953
     Capacity purchased                                                     8,678         8,978          17,740         15,200
     Other                                                                 36,761        38,094          75,515         71,403
  Maintenance                                                               6,013        10,560          15,459         21,593
  Depreciation                                                             15,618        20,632          33,357         41,438
  Amortization of cancelled nuclear project,
       deferred return and regulatory tax asset                             6,464         3,439          13,490          6,879
  Income taxes (Note F)                                                    15,851        11,193          31,376         22,680
  Other taxes (Note G)                                                     11,472        12,310          25,481         25,269
                                                                    --------------  ------------    ------------  -------------
       Total                                                              139,340       138,618         284,800        278,415
                                                                    --------------  ------------    ------------  -------------
OPERATING INCOME                                                           25,193        21,174          48,400         43,851
                                                                    --------------  ------------    ------------  -------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction                         254            40             267             70
  Other-net (Note G)                                                       (2,380)          439          (2,849)           884
  Non-operating income taxes                                                1,748           905           2,639            988
                                                                    --------------  ------------    ------------  -------------
       Total                                                                 (378)        1,384              57          1,942
                                                                    --------------  ------------    ------------  -------------
INCOME BEFORE INTEREST CHARGES                                             24,815        22,558          48,457         45,793
                                                                    --------------  ------------    ------------  -------------
INTEREST CHARGES
  Interest on long-term debt                                               10,163        12,879          22,390         26,402
  Interest on Seabrook obligation bonds owned by the company               (1,711)       (1,818)         (3,422)        (3,636)
  Dividend requirement of mandatorily redeemable securities                 1,203         1,203           2,406          2,406
  Other interest (Note G)                                                     820         1,432           2,676          2,276
  Allowance for borrowed funds used during construction                      (323)         (135)           (771)          (264)
                                                                    --------------  ------------    ------------  -------------
                                                                           10,152        13,561          23,279         27,184
  Amortization of debt expense and redemption premiums                        677           618           1,291          1,268
                                                                    --------------  ------------    ------------  -------------
       Net Interest Charges                                                10,829        14,179          24,570         28,452
                                                                    --------------  ------------    ------------  -------------


NET INCOME                                                                 13,986         8,379          23,887         17,341
Premium (Discount) on preferred stock redemptions                              53           (21)             53            (21)
Dividends on preferred stock                                                   15            50              66            101
                                                                    --------------  ------------    ------------  -------------
INCOME APPLICABLE TO COMMON STOCK                                         $13,918        $8,350         $23,768        $17,261
                                                                    ==============  ============    ============  =============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                        14,049        14,021          14,045         14,004
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                      14,050        14,024          14,047         14,011

EARNINGS PER SHARE OF COMMON STOCK - BASIC AND DILUTED                      $0.99         $0.60           $1.69          $1.23

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                           $0.72         $0.72           $1.44          $1.44


      The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                              THE UNITED ILLUMINATING COMPANY
                                 CONSOLIDATED BALANCE SHEET

                                           ASSETS
                                   (Thousands of Dollars)

                                                             June 30,          December 31,
                                                               1999               1998*
                                                               ----               ----
                                                            (Unaudited)
Utility Plant at Original Cost
  In service                                                   $1,512,288         $1,886,930
  Less, accumulated provision for depreciation                    517,889            714,375
                                                          ----------------    ---------------
                                                                  994,399          1,172,555

Construction work in progress                                      30,495             33,695
Nuclear fuel                                                       23,823             20,174
                                                          ----------------    ---------------
     Net Utility Plant                                          1,048,717          1,226,424
                                                          ----------------    ---------------


Other Property and Investments
  Investment in generation facility                                75,439                        -
  Nuclear decommissioning trust fund assets                        25,973             23,045
  Other                                                            18,215             14,828
                                                          ----------------    ---------------
                                                                  119,627             37,873
                                                          ----------------    ---------------

Current Assets
  Unrestricted cash and temporary cash investments                 23,180             97,689
  Restricted cash                                                  28,045             26,812
  Accounts receivable
   Customers, less allowance for doubtful
     accounts of $1,800 and $1,800                                 59,790             54,178
   Other, less allowance for doubtful accounts
     of $864 and $545                                              48,093             64,240
  Accrued utility revenues                                         25,892             21,079
  Fuel, materials and supplies, at average cost                     7,846             33,613
  Prepayments                                                       3,662              7,424
  Other                                                               409                154
                                                          ----------------    ---------------
     Total                                                        196,917            305,189
                                                          ----------------    ---------------

Deferred Charges
  Unamortized debt issuance expenses                                8,704              9,421
  Other                                                             1,962              1,664
                                                          ----------------    ---------------
     Total                                                         10,666             11,085
                                                          ----------------    ---------------

Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
  Income taxes due principally to book-tax differences            199,845            264,811
  Connecticut Yankee                                               39,397             42,633
  Deferred return - Seabrook Unit 1                                 6,293             12,586
  Unamortized redemption costs                                     22,900             23,468
  Unamortized cancelled nuclear projects                           10,366             10,952
  Uranium enrichment decommissioning cost                           1,108              1,177
  Other                                                            20,279              4,962
                                                          ----------------    ---------------
     Total                                                        300,188            360,589
                                                          ----------------    ---------------

                                                               $1,676,115         $1,941,160
                                                          ================    ===============

*Derived from audited financial statements

           The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)

                                                                   June 30,         December 31,
                                                                     1999              1998*
                                                                     ----              ----
                                                                 (Unaudited)
Capitalization (Note B)
  Common stock equity
    Common stock                                                    $292,006           $292,006
    Paid-in capital                                                    2,140              2,046
    Capital stock expense                                             (2,171)            (2,182)
    Unearned employee stock ownership plan equity                     (9,735)           (10,210)
    Retained earnings                                                167,378            163,847
                                                              ---------------    ---------------
                                                                     449,618            445,507
  Preferred stock                                                                   -     4,299
  Company-obligated mandatorily redeemable securities
   of subsidiary holding solely parent debentures                     50,000             50,000
  Long-term debt
    Long-term debt                                                   605,604            757,370
    Investment in Seabrook obligation bonds                          (87,413)           (92,860)
                                                              ---------------    ---------------
      Net long-term debt                                             518,191            664,510
                                                              ---------------    ---------------

          Total                                                    1,017,809          1,164,316
                                                              ---------------    ---------------

Noncurrent Liabilities
  Connecticut Yankee contract obligation                              29,151             32,711
  Pensions accrued (Note H)                                           25,948             31,097
  Nuclear decommissioning obligation                                  25,973             23,045
  Obligations under capital leases                                    16,322             16,506
  Other                                                                6,185              6,622
                                                              ---------------    ---------------
          Total                                                      103,579            109,981
                                                              ---------------    ---------------

Current Liabilities
  Current portion of long-term debt                                    6,806             66,202
  Notes payable                                                       48,684             86,892
  Accounts payable                                                    36,740             48,749
  Accounts payable - APS utility customers                            49,662             54,515
  Dividends payable                                                   10,115             10,155
  Taxes accrued                                                       48,936              9,015
  Interest accrued                                                    16,616             10,203
  Obligations under capital leases                                       361                348
  Other accrued liabilities                                           27,869             39,845
                                                              ---------------    ---------------
          Total                                                      245,789            325,924
                                                              ---------------    ---------------

Customers' Advances for Construction                                   1,867              1,867
                                                              ---------------    ---------------

Regulatory Liabilities (future amounts owed to customers
                        through the ratemaking process)
  Accumulated deferred investment tax credits                         15,242             15,623
  Deferred gain on sale of property                                   15,708                  4
  Other                                                                8,679              2,061
                                                              ---------------    ---------------
          Total                                                       39,629             17,688
                                                              ---------------    ---------------

Deferred Income Taxes (future tax liabilities owed                   267,442            321,384
                       to taxing authorities)
Commitments and Contingencies (Note L)
                                                              ---------------    ---------------
                                                                  $1,676,115         $1,941,160
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

                         THE UNITED ILLUMINATING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                     Three Months Ended            Six Months Ended
                                                                          June 30,                      June 30,
                                                                    1999            1998          1999           1998
                                                                    ----            ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                          $13,986         $8,379       $23,887         $17,341
                                                                --------------  -------------  ------------  --------------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                     19,252         21,897        41,718          43,748
     Deferred income taxes                                              4,547         (1,011)        3,815          (3,262)
     Deferred income taxes - generation asset sale                    (70,222)             -       (70,222)              -
     Deferred investment tax credits - net                               (191)          (191)         (381)           (381)
     Amortization of nuclear fuel                                       1,489          1,232         4,680           2,497
     Allowance for funds used during construction                        (577)          (175)       (1,038)           (334)
     Amortization of deferred return                                    3,146          3,146         6,293           6,293
     Changes in:
             Accounts receivable - net                                   (578)       (14,727)       10,535         (10,569)
             Fuel, materials and supplies                                 639         (7,794)          212         (11,562)
             Prepayments                                                8,806         (3,113)        3,762          (6,081)
             Accounts payable                                          15,619         12,127       (16,862)         (2,691)
             Interest accrued                                           2,508          5,389         6,413           7,917
             Taxes accrued                                             (9,615)       (10,000)        4,810           1,920
             Taxes accrued - generation asset sale                     35,111              -        35,111               -
             Other assets and liabilities                             (26,915)         3,987       (36,733)          1,195
                                                                --------------  -------------  ------------  --------------
     Total Adjustments                                                (16,981)        10,767        (7,887)         28,690
                                                                --------------  -------------  ------------  --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              (2,995)        19,146        16,000          46,031
                                                                --------------  -------------  ------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock                                                           269            295           569           4,310
   Long-term debt                                                           -              -             -          99,780
   Notes payable                                                      (33,488)        73,705       (38,208)         81,074
   Securities redeemed and retired:
     Preferred stock                                                   (4,299)           (52)       (4,299)            (52)
     Long-term debt                                                  (125,000)       (80,000)     (211,202)       (213,976)
   Discount (Premium) on preferred stock redemption                       (53)            21           (53)             21
   Expense of issue                                                         -              -             -            (800)
   Lease obligations                                                      (86)           (84)         (171)           (166)
   Dividends
     Preferred stock                                                      (65)           (51)         (116)           (102)
     Common stock                                                     (10,111)       (10,090)      (20,215)        (20,090)
                                                                --------------  -------------  ------------  --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (172,833)       (16,256)     (273,695)        (50,001)
                                                                --------------  -------------  ------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in unregulated businesses                              (75,092)             -       (75,092)              -
    Net cash received from sale of generation assets                  270,590              -       270,590               -
    Plant expenditures, including nuclear fuel                        (10,742)        (2,213)      (16,526)        (10,569)
    Investment in debt securities                                           -              -         5,447           8,528
                                                                --------------  -------------  ------------  --------------
NET CASH PROVIDED BY (USED IN) ACTIVITIES                             184,756         (2,213)      184,419          (2,041)
                                                                --------------  -------------  ------------  --------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                               8,928            677       (73,276)         (6,011)
BALANCE AT BEGINNING OF PERIOD                                         42,297         46,377       124,501          53,065
                                                                --------------  -------------  ------------  --------------
BALANCE AT END OF PERIOD                                               51,225         47,054        51,225          47,054
LESS: RESTRICTED CASH                                                  28,045         34,675        28,045          34,675
                                                                                               ------------  --------------
                                                                ==============  =============  ============  ==============
BALANCE: UNRESTRICTED CASH                                            $23,180        $12,379       $23,180         $12,379
                                                                ==============  =============  ============  ==============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                                $8,177         $8,824       $14,483         $19,450
                                                                ==============  =============  ============  ==============
   Income taxes                                                       $54,250        $20,150       $57,950         $23,050
                                                                ==============  =============  ============  ==============

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

                         THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                      Three Months Ended            Six Months Ended
(F) INCOME  TAXES                                                           June 30,                     June 30,
                                                                      1999          1998            1999          1998
                                                                      ----          ----            ----          ----
Income tax expense consists of:                                       (000's)      (000's)          (000's)      (000's)

Income tax provisions:
  Current
              Federal                                                  $63,457        $8,907         $75,794       $19,626
              State                                                     16,512         2,583          19,731         5,709
                                                                   ------------  ------------    ------------  ------------
                 Total current                                          79,969        11,490          95,525        25,335
                                                                   ------------  ------------    ------------  ------------
  Deferred
              Federal                                                  (51,490)         (591)        (51,644)       (2,142)
              State                                                    (14,185)         (420)        (14,763)       (1,120)
                                                                   ------------  ------------    ------------  ------------
                 Total deferred                                        (65,675)       (1,011)        (66,407)       (3,262)
                                                                   ------------  ------------    ------------  ------------

  Investment tax credits                                                  (191)         (191)           (381)         (381)
                                                                   ------------  ------------    ------------  ------------

     Total income tax expense                                          $14,103       $10,288         $28,737       $21,692
                                                                   ============  ============    ============  ============

Income tax components charged as follows:
  Operating expenses                                                   $15,851       $11,193         $31,376       $22,680
  Other income and deductions - net                                     (1,748)         (905)         (2,639)         (988)
                                                                   ------------  ------------    ------------  ------------

     Total income tax expense                                          $14,103       $10,288         $28,737       $21,692
                                                                   ============  ============    ============  ============


The following table details the components of the deferred
   income taxes:
     Tax gain on sale of generation assets                            ($70,222)          -          ($70,222)          -
     Seabrook sale/leaseback transaction                                (2,082)       (2,180)         (4,164)       (4,361)
     Pension benefits                                                      580           383           2,105           983
     Accelerated depreciation                                            1,250         1,534           2,500         3,068
     Tax depreciation on unrecoverable plant investment                  1,186         1,212           2,374         2,424
     Unit overhaul and replacement power costs                           3,116           860           2,218           462
     Conservation and load management                                     (872)       (2,006)         (1,745)       (4,013)
     Postretirement benefits                                              (265)         (106)           (698)         (208)
     Displaced worker protection costs                                   2,215               -         2,215               -
     Other - net                                                          (581)         (708)           (990)       (1,617)
                                                                   ------------  ------------    ------------  ------------

Deferred income taxes - net                                           ($65,675)      ($1,011)       ($66,407)      ($3,262)
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
                                                     ============  ============   ============  =============

Sales by Class(MWH's)
--------------------

    Retail
    Residential                                          443,304       420,484        977,072        908,813
    Commercial                                           591,114       566,975      1,144,912      1,131,764
    Industrial                                           292,199       292,989        561,259        558,617
    Other                                                 11,850        11,848         24,049         24,021
                                                     ------------  ------------   ------------  -------------
                                                       1,338,467     1,292,296      2,707,292      2,623,215
    Wholesale                                            205,837       255,472        858,583        763,789
                                                     ------------  ------------   ------------  -------------
         Total Sales by Class                          1,544,304     1,547,768      3,565,875      3,387,004
                                                     ============  ============   ============  =============


Depreciation
------------
    Plant in Service                                     $11,916       $14,331        $26,571        $28,661
    Amortization Conservation and
           Load Management Costs                           2,418         5,656          4,836         11,313
    Nuclear Decommissioning                                1,284           645          1,950          1,464
                                                     ------------  ------------   ------------  -------------
                                                         $15,618       $20,632        $33,357        $41,438
                                                     ============  ============   ============  =============
Other Taxes
-----------

    Charged to:
    Operating:
       State gross earnings                               $5,898        $5,550        $11,752        $11,171
       Local real estate and personal property             4,349         5,419         10,675         10,901
       Payroll taxes                                       1,225         1,341          3,054          3,197
                                                     ------------  ------------   ------------  -------------
                                                          11,472        12,310         25,481         25,269
    Nonoperating and other accounts                          158           145            292            293
                                                     ------------  ------------   ------------  -------------
         Total Other Taxes                               $11,630       $12,455        $25,773        $25,562
                                                     ============  ============   ============  =============

Other Income and (Deductions) - net
-----------------------------------

    Interest income                                         $462          $340         $1,129           $660
    Equity earnings from Connecticut Yankee                  143           218            324            525
    Earnings (Loss) from subsidiary companies             (2,314)          177         (3,520)           372
    Miscellaneous other income and (deductions) - net       (671)         (296)          (782)          (673)
                                                     ------------  ------------   ------------  -------------
         Total Other Income and (Deductions) - net       ($2,380)         $439        ($2,849)          $884
                                                     ============  ============   ============  =============

Other Interest Charges
----------------------

    Notes Payable                                           $359          $797         $1,643         $1,315
    Other                                                    461           635          1,033            961
                                                     ------------  ------------   ------------  -------------
         Total Other Interest Charges                       $820        $1,432         $2,676         $2,276
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

                         THE UNITED ILLUMINATING COMPANY

(Q)  RESTATEMENT OF FINANCIAL RESULTS

     Subsequent to filing its Form 10-Q for the quarter ended June 30,1999, the Company reviewed, in consultation with our independent accountants and staff of the Securities and Exchange Commission, the periods in which it recorded certain charges and, as a result, has recorded certain of these charges in earlier periods. These restatements did not result in any change to retained earnings as originally reported as of June 30, 1999 and December 31, 1998. As a result of this review, net income and earnings per share originally reported for the quarter and six month to date periods ended June 30, 1998 have been restated as follows to reflect the restatement of a $2.9 million (after-tax) charge, originally recorded in the second quarter of 1998 related to the recording of additional reserves for uncollectible amounts related to American Payment Systems, Inc. (APS) agent collections, to prior periods.

                                                              Quarter Ended       Six Months Ended
                                                              June 30, 1998           June 30, 1998
                                                              -------------------------------------
Income applicable to common stock, as originally reported        $5,468               $14,379
Effect on net income of restatement, increase/(decrease)          2,882                 2,882
                                                              -------------       ---------------
Income applicable to common stock, as restated                   $8,350               $17,261
                                                              -------------       ---------------

Earnings per share, as originally reported
 - Basis                                                          $0.39                 $1.03
 - Diluted                                                        $0.39                 $1.03


Earnings per share, as restated
 - Basis                                                          $0.59                 $1.23
 - Diluted                                                        $0.59                 $1.23


     In addition, as a result of this review, the Company has included in restricted cash as of June 30, 1999 and December 31, 1998 amounts of $24.8 million and $ 23.1 million, respectively, representing collections by American Payment Systems, Inc. (APS) agents that are held in APS agent accounts prior to transmittal to the respective APS customers. In addition, as a result of this review, the Company has included in other accounts receivable as of June 30, 1999 and December 31, 1998 amounts of $22.9 million and $26.8 million, respectively, representing amounts collected by APS agents on those days which had not been deposited into APS bank accounts until a later date. A corresponding restatement of accounts payable has been recorded to reflect that these receivable amounts are owed to APS utility customers. The Company had previously presented its consolidated balance sheet net of these accounts receivable and accounts payable amounts.

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

                                                                    (Millions)

  Balance, December 31, 1998                                         $ 101.4
                                                                      ------

  Net cash provided by operating activities                             14.3

  Net cash provided by (used in) financing activities:
  - Financing  activities,  excluding  dividend payments              (253.5)
  - Dividend payments                                                  (20.3)
 Net cash provided by investing activities, excluding
   investment in plant                                                   5.5
 Net cash provided from sale of generation  assets                     270.6
 Cash invested  in  unregulated  generation  facility                  (75.1)
 Cash invested in plant, including nuclear fuel                        (16.5)
                                                                        ----

        Net Change in Cash                                             (75.0)

  Balance, June 30, 1999                                               $26.4
                                                                        ====

     The Company's capital requirements are presently projected as follows:

                                                         1999       2000       2001       2002       2003
                                                         ----       ----       ----       ----       ----
                                                                             (millions)
Cash on Hand - Beginning of Year  (1)                    $101.4      $ -       $ -        $46.0      $ 1.3
Internally Generated Funds less Dividends  (2)             91.4       82.6      84.7       89.5       91.5
Net Proceeds from Sale of Fossil Generation Plants        200.4        -         -          -          -
                                                          -----      ------    -----      -----       ----
         Subtotal                                         393.2       82.6      84.7      135.5       92.8

Less:
Utility Capital Expenditures  (2)                          30.7       34.5      23.4       18.9       23.3
Investments in subsidiaries  (3)                          110.0       15.0      15.0       15.0       15.0
                                                          -----      -----     -----      -----      -----

Cash Available to pay Debt Maturities and Redemptions     252.5       33.1      46.3      101.6       54.5

Less:
Maturities and Mandatory Redemptions                       69.6        0.4       0.3      100.3      100.5
Optional Redemptions                                      125.0       50.0        -          -        -
Repayment of Short-Term Borrowings                         80.0        -          -          -        -
                                                          -----       -----    -----      -----      -----


External Financing Requirements (Surplus)  (2)            $22.1      $17.3    $(46.0)    $(1.3)     $46.0
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

                              RESULTS OF OPERATIONS

SECOND QUARTER OF 1999 VS. SECOND QUARTER OF 1998
-------------------------------------------------

     Earnings for the second quarter of 1999 were $13.9 million, or $.99 per share (on both a basic and diluted basis), up $5.6 million, or $.39 per share, from the second quarter of 1998. There were no one-time items recorded in the second quarter of 1999 or 1998.

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

                                                                      $millions
 --------------------------------------------------------------------- --------
 Revenue from:
 --------------------------------------------------------------------- --------
   Estimate of "real" retail sales growth, up 3.0%                         4.6
 --------------------------------------------------------------------- --------
   Estimate of weather effect on retail sales, up 1.4%                     2.2
 --------------------------------------------------------------------- --------
   Sales decrease from Yale University cogeneration, (0.8)%               (1.2)
 --------------------------------------------------------------------- --------
   Price mix of sales and other                                            0.7
 --------------------------------------------------------------------- --------
 Fuel and energy, margin effect:
 --------------------------------------------------------------------- --------
   Sales increase                                                         (1.1)
 --------------------------------------------------------------------- --------
   Nuclear fuel prices and refueling outage replacement costs             (3.1)
 --------------------------------------------------------------------- --------
   Replacement power for fossil unit outage in 1998                        1.7
 --------------------------------------------------------------------- --------
   Fossil fuel and purchased energy prices                                (3.7)
 --------------------------------------------------------------------- --------

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

                                                                      $millions
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

     Unregulated subsidiary income, reported as "Other net" income, decreased by about $2.9 million in the second quarter of 1999 compared to second quarter of 1998. American Payment Systems, Inc. (APS), earned about $280,000 (before-tax) in the second quarter of 1999, almost one-third more than the $214,000
(before-tax) earned in the second quarter of 1998. The income of Precision Power, Inc. (PPI) decreased $1.9 million (before-tax), reflecting increased infrastructure costs as it prepares to expand its service offerings. The second quarter PPI loss was in line with expectations outlined in the "Looking Forward" section of the Company's 1998 Form 10-K. On May 11, 1999, the Company's unregulated subsidiary, United Resources, Inc., increased its 4% passive investment, through United Bridgeport Energy, Inc., in Bridgeport Energy LLC
(BE) to 33 1/3%. The second phase of BE's merchant wholesale electric generating project went into commercial operation in July 1999, adding 180 megawatts of generation capacity for a total of 520 megawatts. As a result of the shutdown of the first phase generator to allow for construction of the second phase, the Company experienced a loss of about $1 million from project operations and financing in the second quarter of 1999. The Company's investment in the project is expected to produce positive income in the second half of the year.

                                                                      2nd Q 99    2nd Q 99
                                                                        vs.        vs.
Summary of Unregulated Subsidiaries Pre-tax Income: $millions         2nd Q 98    1st Q 99
--------------------------------------------------------------------- ---------- ---------
   American Payment Systems, Inc.                                         0.1       - -
--------------------------------------------------------------------- ---------- ---------
   Precision Power, Inc.                                                 (1.9)      (1.2)
--------------------------------------------------------------------- ---------- ---------
   United Bridgeport Energy                                              (1.1)      (1.1)
--------------------------------------------------------------------- ---------- ---------
   United Resources, Inc. Capital Projects                                 - -       0.6
--------------------------------------------------------------------- ---------- ---------

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

FIRST SIX MONTHS OF 1999 VS. FIRST SIX MONTHS OF 1998
-----------------------------------------------------

     Earnings for the first six months of 1999 were $23.8 million, or $1.69 per share (on both a basic and diluted basis), up $6.5 million, or $.46 per share, from the first six months of 1998. Excluding a one-time item recorded in the first quarter of 1999, earnings from operations were $23.2 million, or $1.65 per share, up $5.9 million, or $.42 per share.

     There were no one-time items recorded in the first six months of 1998. The one-time item reported in the first six months of 1999 was:

                             One-time Items                               EPS
-------------------------------------------------------------------------------
  1999 Quarter 1   Purchased power expense refund                       $ .12
                   "Sharing" due to one-time refund                     $(.08)
-------------------------------------------------------------------------------

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

                                                                      $ millions
--------------------------------------------------------------------- ----------
 Revenue from:
--------------------------------------------------------------------- ----------
   Estimate of "real" retail sales growth, up 2.9%                        8.8
--------------------------------------------------------------------- ----------
   Estimate of weather effect on retail sales, up 1.5%                    4.6
--------------------------------------------------------------------- ----------
   Sales decrease from Yale University cogeneration, (1.3)%              (3.7)
--------------------------------------------------------------------- ----------
   Price mix of sales and other                                           3.4
--------------------------------------------------------------------- ----------
   "Sharing" due to one-time gain                                        (1.0)
--------------------------------------------------------------------- ----------
 Fuel and energy, margin effect:
--------------------------------------------------------------------- ----------
   Sales increase                                                        (1.8)
--------------------------------------------------------------------- ----------
   Nuclear fuel prices and outage replacement costs                      (4.0)
--------------------------------------------------------------------- ----------
   Replacement power for fossil unit outage in 1998                       1.7
--------------------------------------------------------------------- ----------
   Fossil fuel price                                                      2.8
--------------------------------------------------------------------- ----------

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

     Operating expenses for operations, maintenance and purchased capacity charges increased by $0.5 million in the first six months of 1999 compared to the first six of 1998. The principal components of these expense changes include:
                                                                      $millions
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

     As of August 3, 1999 there were 36 business processes remaining to be determined as Year 2000 ready. The summary of remaining business processes by department and priority level is as follows:

                        Priority 1  Priority 2   Priority 3  Priority 4   Total

Customer Services          1           20            8           1          30
Support Services           0            0            1           0           1
Controller's Department    2            0            0           0           2
                        --------------------------------------------------------
    Total                  3           20            9           1          33
                        ========================================================

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

                         THE UNITED ILLUMINATING COMPANY




Date     11/03/99        Signature              /s/ Robert L.Fiscus
    ----------------               -------------------------------------------
                                                    Robert L. Fiscus
                                        Vice Chairman of the Board of Directors
                                                  and Chief Financial Officer