Form 10-Q
period 1999-09-30
UNITED ILLUMINATING CO
filed 1999-11-15
CIK 101265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 1999

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

     The number of shares outstanding of the issuer's only class of common stock, as of September 30, 1999, was 14,334,922.

                                      INDEX

                          Part I. FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------

Item 1.  Financial Statements.                                               3

         Consolidated Statement of Income for the three and nine
           months ended September 30, 1999 and 1998.                         3
         Consolidated Balance Sheet as of September 30, 1999
           and December 31, 1998.                                            4
         Consolidated Statement of Cash Flows for the three and
           nine months ended September 30, 1999 and 1998.                    6

         Notes to Consolidated Financial Statements.                         7
           -   Statement of Accounting Policies                              7
           -   Capitalization                                                8
           -   Rate-Related Regulatory Proceedings                           9
           -   Short-term Credit Arrangements                               13
           -   Income Taxes                                                 14
           -   Supplementary Information                                    15
           -   Fuel Financing Obligations and Other Lease Obligations       16
           -   Commitments and Contingencies                                16
               -  Capital Expenditure Program                               16
               -  Nuclear Insurance Contingencies                           16
               -  Other Commitments and Contingencies                       16
                  - Connecticut Yankee                                      16
                  - Hydro-Quebec                                            17
                  - Environmental Concerns                                  17
                  - Site Decontamination, Demolition and Remediation Costs  18
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning      18
           -   Restatement of Financial Results                             19

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                         20

           -   Major Influences on Financial Condition                      20
           -   Recovery of Stranded Costs                                   20
           -   Capital Expenditure Program                                  21
           -   Liquidity and Capital Resources                              22
           -   Subsidiary Operations                                        23
           -   Results of Operations                                        23
           -   Looking Forward                                              29

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                 33

Item 6.  Exhibits and Reports on Form 8-K.                                  34

         SIGNATURES                                                         35

                          PART I: FINANCIAL INFORMATION
                          ITEM I: FINANCIAL STATEMENTS
                         THE UNITED ILLUMINATING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           Three Months Ended              Nine Months Ended
                                                                              September 30,                  September 30,
                                                                          1999           1998            1999           1998
                                                                          ----           ----            ----           ----
OPERATING REVENUES (NOTE G)                                              $199,071      $198,601        $532,271       $520,867
                                                                    --------------  ------------    ------------   ------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                       51,433        39,701         123,815        113,654
     Capacity purchased                                                     8,428         9,124          26,168         24,324
     Other                                                                 36,560        36,384         112,075        107,787
  Maintenance                                                               5,820        10,981          21,279         32,574
  Depreciation                                                             12,375        23,247          45,732         64,685
  Amortization of cancelled nuclear project,
       deferred return and regulatory tax asset                            11,444         3,440          24,934         10,319
  Income taxes (Note F)                                                    25,910        24,448          57,286         47,128
  Other taxes (Note G)                                                     12,918        13,814          38,399         39,083
                                                                    --------------  ------------    ------------   ------------
       Total                                                              164,888       161,139         449,688        439,554
                                                                    --------------  ------------    ------------   ------------
OPERATING INCOME                                                           34,183        37,462          82,583         81,313
                                                                    --------------  ------------    ------------   ------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction                         347           (35)            614             35
  Other-net (Note G)                                                          307         1,798          (2,542)         2,682
  Non-operating income taxes                                                1,155           701           3,794          1,689
                                                                    --------------  ------------    ------------   ------------
       Total                                                                1,809         2,464           1,866          4,406
                                                                    --------------  ------------    ------------   ------------
INCOME BEFORE INTEREST CHARGES                                             35,992        39,926          84,449         85,719
                                                                    --------------  ------------    ------------   ------------
INTEREST CHARGES
  Interest on long-term debt                                                9,829        11,759          32,219         38,161
  Interest on Seabrook obligation bonds owned by the company               (1,711)       (1,817)         (5,133)        (5,453)
  Dividend requirement of mandatorily redeemable securities                 1,203         1,203           3,609          3,609
  Other interest (Note G)                                                   1,407         2,169           4,083          4,445
  Allowance for borrowed funds used during construction                      (327)         (241)         (1,098)          (505)
                                                                    --------------  ------------    ------------   ------------
                                                                           10,401        13,073          33,680         40,257
  Amortization of debt expense and redemption premiums                        594           617           1,885          1,885
                                                                    --------------  ------------    ------------   ------------
       Net Interest Charges                                                10,995        13,690          35,565         42,142
                                                                    --------------  ------------    ------------   ------------


NET INCOME                                                                 24,997        26,236          48,884         43,577
Premium (Discount) on preferred stock redemptions                            -             -                 53            (21)
Dividends on preferred stock                                                 -               50              66            151
                                                                    --------------  ------------    ------------   ------------
INCOME APPLICABLE TO COMMON STOCK                                         $24,997       $26,186         $48,765        $43,447
                                                                    ==============  ============    ============   ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                        14,056        14,028          14,049         14,012
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                      14,058        14,032          14,051         14,018

EARNINGS PER SHARE OF COMMON STOCK - BASIC AND DILUTED                      $1.78         $1.87           $3.47          $3.10

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                           $0.72         $0.72           $2.16          $2.16



         The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                             (Thousands of Dollars)

                                                            September 30,       December 31,
                                                                1999                1998*
                                                                ----                ----
                                                             (Unaudited)
Utility Plant at Original Cost
  In service                                                    $1,514,999          $1,886,930
  Less, accumulated provision for depreciation                     528,087             714,375
                                                           ----------------    ----------------
                                                                  $986,912           1,172,555

Construction work in progress                                       34,941              33,695
Nuclear fuel                                                        22,036              20,174
                                                           ----------------    ----------------
     Net Utility Plant                                          $1,043,889           1,226,424
                                                           ----------------    ----------------


Other Property and Investments
  Investment in generation facility                                 88,684                        -
  Nuclear decommissioning trust fund assets                         26,854              23,045
  Other                                                             17,602              14,828
                                                           ----------------    ----------------
                                                                   133,140              37,873
                                                           ----------------    ----------------

Current Assets
  Unrestricted cash and temporary cash investments                  18,005              97,689
  Restricted cash                                                   35,999              26,812
  Accounts receivable
   Customers, less allowance for doubtful
     accounts of $1,800 and $1,800                                  71,914              54,178
   Other, less allowance for doubtful accounts of $796 and $631     58,147              64,240
  Accrued utility revenues                                          25,401              21,079
  Fuel, materials and supplies, at average cost                      7,887              33,613
  Prepayments                                                        5,647               7,424
  Other                                                              4,341                 154
                                                           ----------------    ----------------
     Total                                                         227,341             305,189
                                                           ----------------    ----------------

Deferred Charges
  Unamortized debt issuance expenses                                 8,422               9,421
  Other                                                              3,574               1,664
                                                           ----------------    ----------------
     Total                                                          11,996              11,085
                                                           ----------------    ----------------

Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
  Income taxes due principally to book-tax differences             190,213             264,811
  Connecticut Yankee                                                38,122              42,633
  Deferred return - Seabrook Unit 1                                  3,147              12,586
  Unamortized redemption costs                                      22,589              23,468
  Unamortized cancelled nuclear projects                             9,073              10,952
  Uranium enrichment decommissioning cost                            1,074               1,177
  Other                                                             20,821               4,962
                                                           ----------------    ----------------
     Total                                                         285,039             360,589
                                                           ----------------    ----------------

                                                                 1,701,405          $1,941,160
                                                           ================    ================

*Derived from audited financial statements


             The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)

                                                                September 30,       December 31,
                                                                    1999               1998*
                                                                    ----               ----
                                                                 (Unaudited)
Capitalization (Note B)
  Common stock equity
    Common stock                                                    $292,006           $292,006
    Paid-in capital                                                    2,187              2,046
    Capital stock expense                                             (2,171)            (2,182)
    Unearned employee stock ownership plan equity                     (9,497)           (10,210)
    Retained earnings                                                182,255            163,847
                                                              ---------------    ---------------
                                                                     464,780            445,507
  Preferred stock                                                       -                 4,299
  Company-obligated mandatorily redeemable securities of
    subsidiary holding solely parent debentures                       50,000             50,000
  Long-term debt
    Long-term debt                                                   605,623            757,370
    Investment in Seabrook obligation bonds                          (87,413)           (92,860)
                                                              ---------------    ---------------
      Net long-term debt                                             518,210            664,510
                                                              ---------------    ---------------

          Total                                                    1,032,990          1,164,316
                                                              ---------------    ---------------

Noncurrent Liabilities
  Connecticut Yankee contract obligation                              27,679             32,711
  Pensions accrued (Note H)                                           24,483             31,097
  Nuclear decommissioning obligation                                  26,854             23,045
  Obligations under capital leases                                    16,227             16,506
  Other                                                                5,438              6,622
                                                              ---------------    ---------------
          Total                                                      100,681            109,981
                                                              ---------------    ---------------

Current Liabilities
  Current portion of long-term debt                                    6,806             66,202
  Notes payable                                                       43,134             86,892
  Accounts payable                                                    34,080             48,749
  Accounts payable - APS utility customers                            68,337             54,515
  Dividends payable                                                   10,120             10,155
  Taxes accrued                                                       38,348              9,015
  Interest accrued                                                    14,154             10,203
  Obligations under capital leases                                       368                348
  Other accrued liabilities                                           33,395             39,845
                                                              ---------------    ---------------
          Total                                                      248,742            325,924
                                                              ---------------    ---------------

Customers' Advances for Construction                                   1,867              1,867
                                                              ---------------    ---------------

Regulatory Liabilities (future amounts owed to customers
                        through the ratemaking process)
  Accumulated deferred investment tax credits                         15,053             15,623
  Deferred gain on sale of property                                   15,745                  4
  Other                                                               17,489              2,061
                                                              ---------------    ---------------
          Total                                                       48,287             17,688
                                                              ---------------    ---------------

Deferred Income Taxes (future tax liabilities owed                   268,838            321,384
                       to taxing authorities)
Commitments and Contingencies (Note L)
                                                              ---------------    ---------------
                                                                  $1,701,405         $1,941,160
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

                         THE UNITED ILLUMINATING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30,               September 30,
                                                                  1999          1998          1999          1998
                                                                  ----          ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                     $24,997       $26,236       $48,884       $43,577
                                                            -------------  ------------  ------------  ------------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                21,200        24,419        62,918        68,167
     Deferred income taxes                                         3,023           271         6,838        (2,991)
     Deferred income taxes - generation asset sale                     -             -       (70,222)            -
     Deferred investment tax credits - net                          (190)         (190)         (571)         (571)
     Amortization of nuclear fuel                                  1,978         1,641         6,658         4,138
     Allowance for funds used during construction                   (674)         (206)       (1,712)         (540)
     Amortization of deferred return                               3,146         3,146         9,439         9,439
     Changes in:
            Accounts receivable - net                            (22,178)      (11,973)      (11,643)      (22,542)
            Fuel, materials and supplies                             (42)        1,680           170        (9,882)
            Prepayments                                           (1,985)      (21,711)        1,777       (27,792)
            Accounts payable                                      16,015       (18,168)         (847)      (20,859)
            Interest accrued                                      (2,462)       (3,853)        3,951         4,064
            Taxes accrued                                          6,967        14,269        11,777        16,189
            Taxes accrued - generation asset sale                (17,555)            -        17,556             -
            Other assets and liabilities                          15,933         1,693       (20,800)        2,888
                                                            -------------  ------------  ------------  ------------
     Total Adjustments                                            23,176        (8,982)       15,289        19,708
                                                            -------------  ------------  ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         48,173        17,254        64,173        63,285
                                                            -------------  ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock                                                      284           308           853         4,618
   Long-term debt                                                      -             -             -        99,780
   Notes payable                                                  (5,550)       (5,630)      (43,758)       75,444
   Securities redeemed and retired:
     Preferred stock                                                   -             -        (4,299)          (52)
     Long-term debt                                                    -             -      (211,202)     (213,976)
   Discount (Premium) on preferred stock redemption                    -             -           (53)           21
   Expense of issue                                                    -             -             -          (800)
   Lease obligations                                                 (88)          (86)         (259)         (252)
   Dividends
     Preferred stock                                                   -           (50)         (116)         (152)
     Common stock                                                (10,114)      (10,095)      (30,329)      (30,185)
                                                            -------------  ------------  ------------  ------------
NET CASH USED IN FINANCING ACTIVITIES                            (15,468)      (15,553)     (289,163)      (65,554)
                                                            -------------  ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in unregulated businesses                         (20,156)            -       (95,248)            -
    Net cash received from sale of generation assets                   -             -       270,590             -
    Plant expenditures, including nuclear fuel                    (9,770)       (9,047)      (26,296)      (19,616)
    Investment in debt securities                                      -             -         5,447         8,528
                                                            -------------  ------------  ------------  ------------
NET CASH (USED IN) PROVIDED BY ACTIVITIES                        (29,926)       (9,047)      154,493       (11,088)
                                                            -------------  ------------  ------------  ------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                          2,779        (7,346)      (70,497)      (13,357)
BALANCE AT BEGINNING OF PERIOD                                    51,225        47,054       124,501        53,065
                                                            -------------  ------------  ------------  ------------
BALANCE AT END OF PERIOD                                          54,004        39,708        54,004        39,708
LESS: RESTRICTED CASH                                             35,999        30,135        35,999        30,135
                                                            -------------  ------------  ------------  ------------
BALANCE: UNRESTRICTED CASH                                       $18,005        $9,573       $18,005        $9,573
                                                            =============  ============  ============  ============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                           $9,919       $13,895       $24,402       $33,345
                                                            =============  ============  ============  ============
   Income taxes                                                  $33,900       $12,100       $91,850       $35,150
                                                            =============  ============  ============  ============

Note: Cash Flows from Operating Activities for the nine months ended September
      30, 1999 were reduced by the current income tax effects of the generation asset sale in the amount of $52,666.


          The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

     The consolidated financial statements of the Company and its wholly-owned subsidiary, United Resources, Inc., have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the annual report on Form 10-K and Form 10-K/A-2 for the year ended December 31, 1998. Such notes are supplemented as follows:

(A)  STATEMENT OF ACCOUNTING POLICIES

REGULATORY ACCOUNTING

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

     The effects of competition could cause the operations of the Company, or a portion of its assets or operations, to cease meeting the criteria for application of these accounting rules. The Restructuring Act enacted in Connecticut in 1998 provides for the Company to recover in future regulated service rates previously deferred costs through ongoing assessments to be included in such rates. If the Company, or a portion of its assets or operations, were to cease meeting these criteria, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for application of SFAS No. 71. See Note (C), "Rate-Related Regulatory Proceedings" for a discussion of the nature, amount and timing of recovery of the Company's stranded costs associated with the generation portion of its assets and operations, as well as a discussion of the regulatory decisions that provide for such recovery. Based on these regulatory decisions, the sale of the Company's fossil-generation assets in the second quarter of 1999, and the planned divestiture of its nuclear generation ownership interests by the end of 2003, the Company anticipates that on January 1, 2000 it will cease applying
SFAS No. 71 to the generation portion of its assets and operations. However, based on the recovery mechanism that allows recovery of all of its stranded costs through its standard offer rates, the Company does not anticipate any write-offs in connection with this event. The Company expects to continue to meet the criteria for application of SFAS No. 71 for the remaining portion of its assets and operations for the foreseeable future. If a change in accounting were to occur to the non-generation portion of the Company's operations, it could have a material adverse effect on the Company's earnings and retained earnings in that year and could have a material adverse effect on the Company's ongoing financial condition as well.

                         THE UNITED ILLUMINATING COMPANY

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

     The weighted average AFUDC rate applied in the first nine months of 1999 and 1998 was 7.67% and 7.33%, respectively, on a before-tax basis.

NUCLEAR DECOMMISSIONING TRUSTS

     External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $3,000,000 and $1,900,000 in the first nine months of 1999 and 1998, respectively, into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At September 30, 1999, the Company's shares of the trust fund balances, which included accumulated earnings on the funds, were $19.4 million and $7.4 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and
Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

COMPREHENSIVE INCOME

     Comprehensive income for the nine months ended September 30, 1999 and 1998 is equal to net income as reported.

(B)  CAPITALIZATION

     (a) COMMON STOCK

     The Company had 14,334,922 shares of its common stock, no par value, outstanding at September 30, 1999, of which 279,404 shares were unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP") and not recognized as outstanding for accounting purposes.

     In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 750,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. The Connecticut Department of Public Utility Control (DPUC) has approved the issuance of 500,000 shares of stock pursuant to this plan. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Options to purchase 3,500 shares of stock at an exercise price of $30 per share, 7,800 shares of stock at an exercise price of $39.5625 per share, and 5,000 shares of stock at an exercise price of $42.375 per share have been granted by the Board of Directors and remained outstanding at September 30, 1999. No options were exercised during the first nine months of 1999.

     On March 22, 1999, the Company's Board of Directors approved a stock option plan for directors, officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 650,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. On June 28, 1999, the Company's shareowners approved the plan. Options to purchase 137,000 shares of stock at an exercise price of $43 7/32 per share have been granted by the Board of Directors and remained outstanding at September 30, 1999. No options to purchase shares of the Company's common stock can be exercised without the approval of the DPUC; and, as of September 30, 1999, the Company had not requested approval by the DPUC.

                         THE UNITED ILLUMINATING COMPANY

     The Company has entered into an arrangement under which it loaned $11.5 million to The United Illuminating Company ESOP. The trustee for the ESOP used the funds to purchase shares of the Company's common stock in open market transactions. The shares will be allocated to employees' ESOP accounts, as the loan is repaid, to cover a portion of the Company's required ESOP contributions. The loan will be repaid by the ESOP over a twelve-year period, using the Company contributions and dividends paid on the unallocated shares of the stock held by the ESOP. As of September 30, 1999, 279,404 shares, with a fair market value of $13.5 million, had been purchased by the ESOP and had not been committed to be released or allocated to ESOP participants.

     (b) RETAINED EARNINGS RESTRICTION

     The indenture under which $200 million principal amount of Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $124.1 million were free from such limitations at September 30, 1999.

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

     (e) LONG-TERM DEBT

     On February 1, 1999, the Company converted $7.5 million principal amount Connecticut Development Authority Bonds from a weekly reset mode to a five-year multiannual mode. The interest rate on the Bonds for the five-year period beginning February 1, 1999 is 4.35% and interest is payable semi-annually on August 1 and February 1. In addition, on February 1, 1999, the Company converted $98.5 million principal amount Business Finance Authority of the State of New Hampshire Bonds from a weekly reset mode to a multiannual mode. The interest rate on $27.5 million principal amount of the Bonds is 4.35% for a three-year period beginning February 1, 1999. The interest rate on $71 million principal amount of the Bonds is 4.55% for a five-year period. Interest on the Bonds is payable semi-annually on August 1 and February 1.

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

                         THE UNITED ILLUMINATING COMPANY

Commencing no later than mid-1999, Distribution Companies will be required to separate on consumers' bills the charge for electricity generation services from the charge for delivering the electricity and all other charges.

     A major component of the Restructuring Act is the collection, by Distribution Companies, of a "competitive transition assessment," a "systems benefits charge," a "conservation and load management program charge" and a "renewable energy investment charge". The competitive transition assessment will recover stranded costs that have been reasonably incurred by, or will be incurred by, Distribution Companies to meet their public service obligations as electric companies, and that will likely not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants. The systems benefits charge represents public policy costs, such as generation decommissioning and displaced worker protection costs. Beginning in 2000, a Distribution Company must collect the competitive transition assessment and the systems benefits charge from all Distribution Company customers, except customers taking service under special contracts pre-dating the Restructuring Act. Also beginning in 2000, a Distribution Company must collect the conservation and load management program charge and the renewable energy charge from all Distribution Company customers, without exception. The Distribution Company will also be required to offer a "standard offer" rate that is, subject to certain adjustments, at least 10% below its fully bundled prices for electricity at rates in effect during 1996, as discussed below. The standard offer is required, subject to certain adjustments, to be the total rate charged under the standard offer, including the generation services component, transmission and distribution charge, the competitive transition assessment, the systems benefits charge, the conservation and load management program charge and the renewable energy investment charge.

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

      The Company received approximately $277.9 million in cash from this sale of its operating fossil-fueled generating stations. The Company realized a before-tax book gain of $86.5 million, or $15.7 million after-tax, from the sale of these plant investments. However, under the Restructuring Act, this gain will be offset by a writedown of above-market generation costs eligible for collection by the Company under the Restructuring Act's competitive transition assessment, such as regulated plant costs and tax-related regulatory assets or other costs related to the restructuring transition, such that there will be no net income effect of the sale. The Company used the net cash proceeds from the sale to reduce debt.

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

      On March 24, 1999, the Company applied to the DPUC for a calculation of the Company's stranded costs that will be recovered by it in the future through the competitive transition assessment under the Restructuring Act. In a decision dated August 4, 1999, the DPUC determined that the Company's stranded costs total $801.3 million, consisting of $160.4 million of above-market long-term purchased power contract obligations, $153.3 million of generation-related regulatory assets (net of related tax and accounting offsets), and $487.6 million of above-market investments in nuclear generating units (net of $26.4 million of gains from generation asset sales and other offsets related to generation assets). The DPUC decision provides that these stranded cost amounts are subject to true-ups, adjustments and potential additional future offsets, in accordance with the Restructuring Act. The Connecticut Office of Consumer Counsel, the statutory representative of consumer interests in public utility matters, is contesting this DPUC decision in an appeal taken to the Superior Court.

      Under the Restructuring Act, 35% of the Company's customers will be able to choose their power supply providers on and after January 1, 2000, and all of the Company's customers will be able to choose their power supply providers as of July 1, 2000. On and after January 1, 2000 and through December 31, 2003, the Company will be required to offer fully-bundled "standard offer" electric service, under regulated rates, to all customers who do not choose an alternate power supply provider. The standard offer rates will include the fully-bundled price of generation, transmission and distribution services, the competitive transition assessment, the systems benefits charge and the conservation, load management and renewable energy charges. The fully-bundled standard offer rates must be at least 10% below the average fully-bundled prices in 1996. The Company has already delivered about 4.8% of this decrease, in bill reductions through 1998.

     In March of 1999, the DPUC commenced a proceeding to determine what the Company's standard offer rates should be. In April, May and June of 1999, the Company filed descriptive material, data and supporting testimony with the DPUC setting forth the Company's overall approach for determining the components of its standard offer rates, and for continuation of the five-year Rate Plan ordered by the DPUC in its 1996 financial and operational review of the Company (see below) through the four-year standard offer period. On July 27, 1999, the Company and Enron Capital & Trade Resources Corp. (Enron) filed with the DPUC a joint stipulation and settlement proposal to resolve simultaneously all of the issues in the Company's standard offer rate proceeding. The proposal includes an arrangement between the Company and Enron with respect to the generation services needed by the Company to meet its standard offer obligations for the four-year standard offer period, and an assumption by Enron of the

                         THE UNITED ILLUMINATING COMPANY

Company's long-term purchased power contract obligations. The stipulation and settlement proposal also provides for the Company's standard offer rates at a fully-bundled level that complies with the 10% reduction required by the Restructuring Act, including the generation services component of these rates, the Company's stranded costs for purposes of future recovery, the competitive transition assessment, systems benefits charge, delivery (transmission and distribution) charges, and conservation, load management and renewable energy charges. The Company also requests that a purchased power adjustment clause authorized by the Restructuring Act be put in place to adjust standard offer rates for limited purposes, and that the Company's five-year Rate Plan, as modified and supplemented by the stipulation and settlement proposal, be continued during the four-year standard offer period. UI believes that the global stipulation and settlement proposal (i) effectuates the Company's standard offer power procurement in a manner that will assure the Company's customers reliable standard offer generation services, (ii) provides a fair standard offer power supply component that will enable retail generation suppliers to compete to serve end-use customers, (iii) buys out the Company's power purchase agreements on a satisfactory basis, (iv) resolves a potentially contentious adjudication of the Company's recoverable stranded costs, and (v) clears the way for the Company to focus on the energy delivery business, including the new complexities associated with the onset of retail competition. In its decision, dated October 1, 1999, on the Company's standard offer rates, the DPUC approved elements of the stipulation and settlement proposal, subject to specified changes. On October 15, 1999, the Company filed its standard offer rates in compliance with the DPUC's decision, and the Company and Enron concurrently filed a revised stipulation and settlement proposal. These filings are being reviewed by the DPUC.

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

     The Rate Plan was reopened in 1998, in accordance with its terms, to determine the assets to be subjected to accelerated recovery in 1999, 2000 and 2001. The DPUC decided on February 10, 1999 that $12.1 million of the Company's regulatory tax assets will be subjected to accelerated recovery in 1999. The DPUC has not yet determined the assets to be subjected to recovery after 1999. The Rate Plan also includes a provision that it may be reopened and modified upon the enactment of electric utility restructuring legislation in Connecticut and, as a consequence of the 1998 Restructuring Act described above, the Rate Plan may be reopened and modified. The

                         THE UNITED ILLUMINATING COMPANY

DPUC's October 1, 1999 decision in the Company's standard offer rates proceeding implements an additional price reduction in 2000 to achieve the minimum aggregate 10% price reduction compared to 1996 required by the Restructuring Act and reduces the accelerated amortizations scheduled in the Rate Plan. The Company has filed its standard offer rates in compliance with the DPUC's decision; and the rates are being reviewed by the DPUC. The Company is unable to predict, at this time, in what other respects the Rate Plan may be modified in the future on account of this legislation.

(E)  SHORT-TERM CREDIT ARRANGEMENTS

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 8, 1999. The Company expects that this agreement will be extended to December 2000. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by either the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of September 30, 1999, the Company had $43 million in short-term borrowings outstanding under this facility.

     In addition, as of September 30, 1999, one of the Company's indirect subsidiaries, American Payment Systems, Inc., had borrowings of $2.6 million outstanding under a bank line of credit agreement.

                         THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                       Three Months Ended              Nine Months Ended
(F) INCOME  TAXES                                                         September 30,                 September 30,
                                                                       1999           1998            1999           1998
                                                                       ----           ----            ----           ----
Income tax expense consists of:                                       (000's)        (000's)         (000's)       (000's)

Income tax provisions:
  Current
              Federal                                                  $17,403        $18,331        $93,197        $37,957
              State                                                      4,519          5,335         24,250         11,044
                                                                   ------------   ------------   ------------   ------------
                 Total current                                          21,922         23,666        117,447         49,001
                                                                   ------------   ------------   ------------   ------------
  Deferred
              Federal                                                    2,802            184        (48,842)        (1,958)
              State                                                        221             87        (14,542)        (1,033)
                                                                   ------------   ------------   ------------   ------------
                 Total deferred                                          3,023            271        (63,384)        (2,991)
                                                                   ------------   ------------   ------------   ------------

  Investment tax credits                                                  (190)          (190)          (571)          (571)
                                                                   ------------   ------------   ------------   ------------

     Total income tax expense                                          $24,755        $23,747        $53,492        $45,439
                                                                   ============   ============   ============   ============

Income tax components charged as follows:
  Operating expenses                                                   $25,910        $24,448        $57,286        $47,128
  Other income and deductions - net                                     (1,155)          (701)        (3,794)        (1,689)
                                                                   ------------   ------------   ------------   ------------

     Total income tax expense                                          $24,755        $23,747        $53,492        $45,439
                                                                   ============   ============   ============   ============


The following table details the components of the
  deferred income taxes:
     Tax gain on sale of generation assets                             $  -            $ -          $(70,222)       $  -
     Seabrook sale/leaseback transaction                                   686            808         (3,478)        (3,553)
     Pension benefits                                                      579          1,020          2,684          2,003
     Accelerated depreciation                                            1,251          1,535          3,751          4,603
     Tax depreciation on unrecoverable plant investment                  1,186          1,212          3,560          3,636
     Unit overhaul and replacement power costs                            (240)          (361)         1,978            101
     Conservation and load management                                     (410)        (2,922)        (2,155)        (6,935)
     Postretirement benefits                                              (265)           (94)          (963)          (302)
     Displaced worker protection costs                                      43           -             2,258           -
     Other - net                                                           193           (927)          (797)        (2,544)
                                                                   ------------   ------------   ------------   ------------

Deferred income taxes - net                                             $3,023           $271       ($63,384)       ($2,991)
                                                                   ============   ============   ============   ============

                            THE UNITED ILLUMINATING COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(G)  SUPPLEMENTARY INFORMATION


                                                        Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                        1999          1998            1999          1998
                                                        ----          ----            ----          ----
                                                       (000's)       (000's)         (000's)       (000's)

Operating Revenues
------------------
    Retail                                             $191,056      $185,982        $498,985      $481,749
    Wholesale                                             3,669         9,236          22,938        32,497
    Other                                                 4,346         3,383          10,348         6,621
                                                    ------------  ------------   ------------- -------------
         Total Operating Revenues                      $199,071      $198,601        $532,271      $520,867
                                                    ============  ============   ============= =============

Sales by Class(MWH's)
--------------------
    Retail
    Residential                                         604,600       553,475       1,581,672     1,462,288
    Commercial                                          663,457       639,637       1,808,369     1,771,401
    Industrial                                          323,782       312,088         885,041       870,705
    Other                                                11,803        11,874          35,852        35,895
                                                    ------------  ------------   ------------- -------------
                                                      1,603,642     1,517,074       4,310,934     4,140,289
    Wholesale                                            62,040       279,868         920,623     1,043,657
                                                    ------------  ------------   ------------- -------------
         Total Sales by Class                         1,665,682     1,796,942       5,231,557     5,183,946
                                                    ============  ============   ============= =============


Depreciation
------------
    Plant in Service                                    $11,347       $14,330         $37,918       $42,991
    Amortization Conservation and
           Load Management Costs                            (50)        8,272           4,786        19,585
    Nuclear Decommissioning                               1,078           645           3,028         2,109
                                                    ------------  -------------  ------------- -------------
                                                        $12,375       $23,247         $45,732       $64,685
                                                    ============  ============   ============= =============
Other Taxes
-----------
    Charged to:
    Operating:
       State gross earnings                              $7,704        $7,154         $19,456       $18,325
       Local real estate and personal property            4,062         5,316          14,737        16,217
       Payroll taxes                                      1,152         1,338           4,206         4,535
       Other                                                  -             6               -             6
                                                    ------------  ------------   ------------- -------------
                                                         12,918        13,814          38,399        39,083
    Nonoperating and other accounts                         140           105             432           398
                                                    ------------  ------------   ------------- -------------
         Total Other Taxes                              $13,058       $13,919         $38,831       $39,481
                                                    ============  ============   ============= =============

Other Income and (Deductions) - net
-----------------------------------
    Interest income                                        $294        $2,134          $1,423        $2,794
    Equity earnings from Connecticut Yankee                 197           168             521           693
    Earnings (Loss) from subsidiary companies               919           (85)         (2,601)          287
    Miscellaneous other income and (deductions) - net    (1,103)         (419)         (1,885)       (1,092)
                                                    ------------  ------------   ------------- -------------
         Total Other Income and (Deductions) - net         $307        $1,798         ($2,542)       $2,682
                                                    ============  ============   ============= =============

Other Interest Charges
----------------------
    Notes Payable                                          $698          $527          $2,341        $1,842
    Other                                                   709         1,642           1,742         2,603
                                                    ------------  ------------   ------------- -------------
         Total Other Interest Charges                    $1,407        $2,169          $4,083        $4,445
                                                    ============  ============   ============= =============

                         THE UNITED ILLUMINATING COMPANY

(K)  FUEL FINANCING OBLIGATIONS AND OTHER LEASE OBLIGATIONS

     The Company had a Fossil Fuel Supply Agreement with a financial institution providing for the financing of up to $37.5 million of fossil fuel purchases. On April 16, 1999, the Company sold all of its operating non-nuclear generation facilities to an unaffiliated entity. See Note (C), "Rate-Related Regulatory Proceedings". As a result, the Company no longer has a need to acquire fossil fuel. The Company and the financial institution agreed to terminate this agreement as of May 31,1999.

(L)  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM

     The Company's continuing capital expenditure program is presently estimated at $262.5 million, excluding AFUDC, for 1999 through 2003. See the "Capital Expenditure Program" section for details.

NUCLEAR INSURANCE CONTINGENCIES

     The Price-Anderson Act, currently extended through August 1, 2002, limits public liability resulting from a single incident at a nuclear power plant. The first $200 million of liability coverage is provided by purchasing the maximum amount of commercially available insurance. Additional liability coverage will be provided by an assessment of up to $83.9 million per incident, levied on each of the nuclear units licensed to operate in the United States, subject to a maximum assessment of $10 million per incident per nuclear unit in any year. In addition, if the sum of all public liability claims and legal costs resulting from any nuclear incident exceeds the maximum amount of financial protection, each reactor operator can be assessed an additional 5% of $83.9 million, or $4.2 million. The maximum assessment is adjusted at least every five years to reflect the impact of inflation. With respect to each of the two operating nuclear generating units in which the Company has an interest, the Company will be obligated to pay its ownership and/or leasehold share of any statutory assessment resulting from a nuclear incident at any nuclear generating unit. Based on its interests in these nuclear generating units, the Company estimates its maximum liability would be $17.8 million per incident.
However, any assessment would be limited to $2.1 million per incident per year.

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

     The Company's estimate of its remaining share of Connecticut Yankee costs, including decommissioning, less return of investment (approximately $10.4 million) and return on investment (approximately $4.2 million) at September 30, 1999, is approximately $27.7 million. This estimate, which is subject to ongoing review and revision, has been recorded by the Company as an obligation and a regulatory asset on the Consolidated Balance Sheet.

                                  HYDRO-QUEBEC

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which the Company has a 5.45% participating share, has a 690 megawatt equivalent capacity value; and Phase II, in which the Company has a 5.45% participating share, increased the equivalent capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. A Firm Energy Contract, which currently provides for the sale of 9 million megawatt-hours per year by Hydro-Quebec to the New England participants in the Phase II facility, is scheduled to expire in September of 2001, but is subject to extension in order to remedy deficiencies in deliveries of energy by Hydro-Quebec. Additionally, the Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of September 30, 1999, the Company's guarantee liability for this debt was approximately $6.3 million.

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

                         THE UNITED ILLUMINATING COMPANY

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

     The Company has estimated that the total cost of decontaminating and demolishing its Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $8.3 million had been incurred as of September 30, 1999, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 DPUC retail rate decision, beginning January 1, 1993, the Company has been recovering through retail rates $1.075 million of the remediation costs per year. The remediation costs, property value and recovery from customers will be subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

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

     As described at Note (C), "Rate-Related Regulatory Proceedings", the Company has sold its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut's electric utility industry restructuring legislation. Environmental assessments performed in connection with the marketing of these plants indicate that substantial remediation expenditures will be required in order to bring the plant sites into compliance with applicable Connecticut minimum standards following their sale. The purchaser of the plants has agreed to undertake and pay for the major portion of this remediation. However, the Company will be responsible for remediation of the portions of the plant sites that will be retained by it.

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $497 million (in 1999 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be approximately $87 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the first nine months of 1999 was $2.5 million. UI's share of the fund at September 30, 1999 was approximately $19.4 million.

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The current decommissioning cost estimate for Millstone Unit 3 is $560 million (in 1999 dollars), of which the Company's share would be approximately $21 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to a decommissioning trust fund managed by Northeast Utilities (NU). UI's share of the Millstone Unit 3 decommissioning payments made during the first nine months of 1999 was $0.5 million. UI's share of the fund at September 30, 1999 was approximately $7.4 million. The current decommissioning cost estimate for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit commencing in 1997, is $476 million, of which UI's share would be $45 million. Through September 30, 1999, $148 million has been expended for decommissioning. The projected remaining decommissioning cost is $328 million, of which UI's share would be $31 million. The decommissioning trust fund for the Connecticut Yankee Unit is also managed by NU. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $1.8 million were funded by UI during the first nine months of 1999, and UI's share of the fund at September 30, 1999 was $18.7 million.

                         THE UNITED ILLUMINATING COMPANY

(Q)  RESTATEMENT OF FINANCIAL RESULTS

     Subsequent to filing its Form 10-Q for the quarter ended June 30,1999, the Company reviewed, in consultation with its independent accountants and the staff of the Securities and Exchange Commission, the periods in which it recorded certain charges and, as a result, has recorded certain of these charges in earlier periods. These restatements did not result in any change to retained earnings as originally reported as of June 30, 1999 and December 31, 1998. As a result of this review, net income and earnings per share originally reported for the nine-month period ended September 30, 1998 have been restated as follows to reflect the restatement of a $2.9 million (after-tax) charge, originally recorded in the second quarter of 1998, related to the recording of additional reserves for uncollectible amounts related to American Payment Systems, Inc.
(APS) agent collections, to prior periods.

                                                           NINE MONTHS ENDED
                                                           SEPTEMBER 30, 1998
                                                           ------------------
                                                          (thousands, except for
                                                           earnings per share)
Income applicable to common stock, as originally reported        $40,565
Effect on net income of restatement, increase/(decrease)           2,882
                                                                  ------
Income applicable to common stock, as restated                   $43,447
                                                                  ------

Earnings per share, as originally reported
- Basic                                                            $2.90
- Diluted                                                          $2.89


Earnings per share, as restated
- Basic                                                            $3.10
- Diluted                                                          $3.10


     In addition, as a result of this review, the Company has included in restricted cash $23.1 million as of December 31, 1998 representing collections by APS agents that are held in APS agent accounts prior to transmittal to the respective APS customers. In addition, as a result of this review, the Company has included in other accounts receivable $26.8 million as of December 31, 1998 representing amounts collected by APS agents on that day which had not been deposited into APS bank accounts until a later date. A corresponding restatement of accounts payable has been recorded to reflect that these receivable amounts are owed to APS customers. The Company had previously presented its consolidated balance sheet net of these accounts receivable and accounts payable amounts.

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

     The Company's financial condition will continue to be dependent on the level of its retail and wholesale sales and the Company's ability to control expenses. The two primary factors that affect sales volume are economic conditions and weather. Total operation and maintenance expense, excluding one-time items and cogeneration capacity purchases, declined by 1.1%, on average, during the past 5 years. The Company is experiencing significant changes to operation and maintenance expense and other expenses in 1999, partly as a result of the Generation Asset Divestiture described in "Looking Forward" below.

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

     Currently, the Company's electric service rates are subject to regulation and are based on the Company's costs. Therefore, the Company, and most regulated utilities, are subject to certain accounting standards (Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71)) that are not applicable to other businesses in general. These accounting rules allow a regulated utility, where appropriate, to defer the income statement impact of certain costs that are expected to be recovered in future regulated service rates and to establish regulatory assets on its balance sheet for such costs. The effects of competition or a change in the cost-based regulatory structure could cause the operations of the Company, or a portion of its assets or operations, to cease meeting the criteria for application of these accounting rules. The Restructuring Act provides for the Company to recover in future regulated service rates previously deferred costs through ongoing assessments to be included in such rates. If the Company, or a portion of its assets or operations, were to cease meeting these criteria, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for the application of SFAS No. 71. See "Recovery of Stranded Costs" below for a discussion of the nature, amount and timing of recovery of stranded costs associated with the generation portion of the Company's assets and operations. The Company expects to continue to meet the criteria for application of SFAS No. 71 for the remaining portion of its assets and operations for the foreseeable future. If a change in accounting were to occur to the non-generation portion of the Company's operations, it could have a material adverse effect on the Company's earnings and retained earnings in that year and could have a material adverse effect on the Company's ongoing financial condition as well.

                           RECOVERY OF STRANDED COSTS

     Under the Restructuring Act, the business of generating and supplying electricity directly to customers will be separated from the business of delivering electricity to consumers. The latter business, also known as the transmission and distribution business, will remain with the incumbent franchised utility companies (including the Company), which will continue to be regulated by the Department of Public Utility Control (DPUC) as Distribution Companies. One of the major components of the Restructuring Act is the collection by a Distribution Company of a competitive transition assessment for the recovery of "stranded costs" that have been reasonably incurred by, or will be incurred by, the Distribution Company to meet its public service obligations as a regulated electric company, and that will not otherwise be recoverable in a competitive generation and supply market. On March 24, 1999, the Company applied to the DPUC for a determination of the amount and the timing of the recovery of the Company's stranded costs as prescribed by the Restructuring Act. In a decision dated August 4, 1999, the DPUC determined that the Company's stranded costs total $801.3 million, consisting of $160.4 million of above-market long-term purchase power contract obligations, $153.3 million of generation-related regulatory assets (net of related tax and accounting offsets), $487.6 million of above-market investments in nuclear generating units (net of $26.4 million of gains from generation asset sales and other offsets related to generation assets). The DPUC decision provides that these stranded cost amounts are fully recoverable, subject to true-ups on an ongoing basis.

     In March 1999, the DPUC commenced a proceeding to determine what the Company's standard offer rates should be beginning January 1, 2000 and, as part of this proceeding, the Company proposed an approach for the recovery, in its rates, of its stranded costs. In a decision dated October 1, 1999, the DPUC approved the full recovery of all of the stranded costs described above through a competitive transition assessment charge as a component of the Company's rates. Based on the rates approved in the decision, it is currently anticipated that all stranded cost recovery should be completed in approximately 12 years.

     Based on the decisions in the regulatory proceedings described above, the sale of the Company's fossil-generation assets in the second quarter of 1999, and the planned divestiture of its nuclear generation ownership interests by the end of 2003, the Company anticipates that on January 1, 2000 it will cease applying SFAS No. 71 to the generation portion of its assets and operations. However, based on the favorable DPUC decisions that allow full recovery, through the Company's rates, of all historically incurred stranded costs, the Company does not anticipate any write-offs in connection with this event.

                           CAPITAL EXPENDITURE PROGRAM

     The Company's 1999-2003 capital expenditure program, excluding allowance for funds used during construction and its effect on certain capital-related items, is presently budgeted as follows:

                                         1999          2000         2001        2002         2003         Total
                                         ----          ----         ----        ----         ----         -----
                                                                         (000's)
Nuclear Generation                      $ 4,003      $ 3,113      $ 3,591     $  -         $  -         $ 10,707
Distribution and Transmission            24,268       39,387       20,229      12,279       11,343       107,506
Other                                     4,643         -            -           -            -            4,643
                                         ------       ------       ------      ------       ------       -------
Subtotal                                 32,914       42,500       23,820      12,279       11,343       122,856

Nuclear Fuel                              2,235        8,162        7,086       2,744        7,267        27,494
                                         ------       ------       ------      ------       ------       -------

Total Utility Expenditures               35,149       50,662       30,906      15,023       18,610       150,350

Total Non-Regulated Businesses           99,949        3,200        3,000       3,000        3,000       112,149
                                         ------       ------       ------      ------       ------       -------

  Total                                $135,098      $53,862      $33,906     $18,023      $21,610      $262,499
                                       ========      =======      =======     =======      =======      ========


Note: Reflects divestiture of operating fossil-fueled generation plant on April 16, 1999. See Note (C), "Rate-Related Regulatory Proceedings", for a description of this divestiture.

                         LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had $20.3 million of cash and temporary cash investments, including the Seabrook Unit 1 operating deposit, but excluding restricted cash of American Payments Systems, Inc., a decrease of $81.1 million from the corresponding balance at December 31, 1998. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                     (Millions)

   Balance, December 31, 1998                                         $ 101.4
                                                                       ------

   Net cash provided by operating activities                             53.6

   Net cash provided by (used in) financing activities:
   - Financing activities, excluding dividend payments                 (258.7)
   - Dividend payments                                                  (30.5)
   Net cash  provided by investing activities, excluding investment
     in plant                                                             5.5
   Net cash provided from sale of generation assets                     270.6
   Cash invested in unregulated generation facility                     (95.3)
   Cash invested in plant, including nuclear fuel                       (26.3)
                                                                        -----

       Net Change in Cash                                               (81.1)

       Balance, September 30, 1999                                      $20.3
                                                                         ====


     The Company's capital requirements are presently projected as follows:

                                                                  1999       2000       2001       2002       2003
                                                                  ----       ----       ----       ----       ----
                                                                                     (millions)
Cash on Hand - Beginning of Year  (1)                            $ 97.7      $ -       $ -        $ -        $ -
Internally Generated Funds less Dividends  (2)                    115.6       62.4      70.9       57.5       66.4
Net Proceeds from Sale of Fossil Generation Plants                200.4        -         -          -          -
                                                                  -----      -----     -----      -----      -----
         Subtotal                                                 413.7       62.4      70.9       57.5       66.4

Less:
Utility Capital Expenditures  (2)                                  35.1       50.7      30.9       15.0       18.6
Investments in subsidiaries  (3)                                   99.9        3.2       3.0        3.0        3.0
                                                                  -----      -----      ----      -----      -----

Cash Available to pay Debt Maturities and Redemptions             278.7        8.5      37.0       39.5       44.8

Less:
Maturities and Mandatory Redemptions                               69.6        0.4       0.3      100.3      100.5
Optional Redemptions                                              125.0       50.0       -          -          -
Repayment of Short-Term Borrowings                                 80.0        -         -          -          -
                                                                  -----      -----     -----      -----      -----

External Financing Requirements (Surplus)  (2)                    $(4.1)     $41.9    $(36.7)     $60.8      $55.7
                                                                   ====       ====     ======      ====       ====

(1) Excludes $3.7 million Seabrook Unit 1 operating deposit and restricted cash of American Payment Systems, Inc. of $23.1 million.
(2) Internally Generated Funds less Dividends, Capital Expenditures and External Financing Requirements are estimates based on current earnings and cash flow projections, including the implementation of the legislative mandate to achieve a 10% price reduction from December 31, 1996 price levels by the year 2000. Connecticut's Restructuring Act, described at Note
     (C), "Rate-Related Regulatory Proceedings", required the Company to divest itself of its fossil-fueled generating plants and requires it to attempt to divest itself of its ownership interests in nuclear-fueled generating units prior to January 1, 2004. This forecast reflects the net after-tax proceeds from the divestiture of fossil-fueled generation plants on April 16, 1999. All of these estimates are subject to change due to future events and conditions that may be substantially different from those used in developing the projections.
(3) Investment for 1999 in United Bridgeport Energy $87.0 million, Allan Electric Co., Inc. $8.3 million, Precision Power, Inc. $1.5 million and United Resources, Inc. $3.1 million.

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

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 8, 1999. The Company expects that this agreement will be extended to December 2000. The borrowing limit of this facility is $75 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by either the Eurodollar interbank market in London, or by bidding, at the Company's option. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of September 30, 1999, the Company had $43 million in short-term borrowings outstanding under this facility.

     In addition, as of September 30, 1999, one of the Company's indirect subsidiaries, American Payment Systems, Inc., had borrowings of $2.6 million outstanding under a bank line of credit agreement.

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

                              RESULTS OF OPERATIONS

THIRD QUARTER OF 1999 VS. THIRD QUARTER OF 1998

     Earnings for the third quarter of 1999 were $25.0 million, or $1.78 per share (on both a basic and diluted basis), down $1.2 million, or $.09 per share, from the third quarter of 1998. Excluding the one-time item recorded in the third quarter of 1998, earnings from operations were virtually unchanged. There were no one-time items recorded in the third quarter of 1999.

     The one-time item recorded in the third quarter of 1998 was:

                            One-time Item                     $millions     EPS
--------------------------------------------------------------------------------
1998 Quarter 3   Refund of prior period transmission charges,
                 with interest                                            $ .14
                 "Sharing" due to one-time item recorded
                 in the third quarter                                     $(.05)
                       "Sharing" revenues (before-tax)          $(0.6)
                       "Sharing" amortization (before-tax)        0.6
--------------------------------------------------------------------------------

Utility Earnings from Operations
--------------------------------

     Retail revenues from operations increased by $5.1 million in the third quarter of 1999 compared to the third quarter of 1998, as electric revenues increased for the reasons detailed below. Retail fuel and energy expense increased by $13.0 million, primarily from higher purchased power prices as a result of the Company's transition from a producer to a purchaser of its customers' energy requirements. Overall, retail sales margin from operations decreased by $9.0 million. The principal components of the change in retail sales margin for the quarter, year-over-year, include:

                                                                     $ millions
------------------------------------------------------------------- ------------
 Revenue from:
------------------------------------------------------------------- ------------
   Sharing: year-to-date for 1999 (see note A)                          (6.3)
------------------------------------------------------------------- ------------
   Estimate of "real" retail sales growth, up 4.6%                       8.7
------------------------------------------------------------------- ------------
   Estimate of weather effect on retail sales, up 1.3%                   2.4
------------------------------------------------------------------- ------------
   Sales decrease from Yale University cogeneration, (0.2)%             (0.3)
------------------------------------------------------------------- ------------
 Revenue based taxes                                                    (0.5)
------------------------------------------------------------------- ------------
 Fuel and energy, margin effect:
------------------------------------------------------------------- ------------
    Sales increase                                                      (1.9)
------------------------------------------------------------------- ------------
    Nuclear fuel prices and outage replacement power costs               1.3
------------------------------------------------------------------- ------------
    Purchased energy prices (see note B)                               (12.4)
------------------------------------------------------------------- ------------

     A. The Company's return on regulated utility common stock equity for the first nine months of 1999 exceeded the 11.5% "sharing" trigger by about $25 million of pre-tax income. As a result, a book revenue "sharing" reduction of $8.7 million, including a gross earnings tax component, was recorded in the third quarter of 1999, approximately $6.3 million more than the $2.4 million book revenue "sharing" reduction recorded from operations in the third quarter of 1998.

     B. On April 16, 1999, the Company completed the sale of its operating fossil-fueled generating plants and existing wholesale sales contracts that was required by Connecticut's electric utility industry restructuring legislation. As a result, the "geography" of the Company's costs on the income statement and, hence, the year-over-year variances, have changed significantly beginning in the second quarter. This particularly relates to wholesale revenue, retail purchased energy and fossil fuel expenses, operation and maintenance expense, depreciation, interest charges and property taxes. For example, the increased purchased energy costs included in the table above are more than offset by some of the decline in miscellaneous operation and maintenance expense, due principally to the sale of generating plants, shown in the table below, and to decreases in depreciation and property taxes. See the "Looking Forward" section for more details.

     Net wholesale margin (wholesale revenue less wholesale expense) decreased by $4.3 million in the third quarter of 1999 compared to the third quarter of 1998 from lower wholesale sales resulting from the generation asset sale. Other operating revenues, which include NEPOOL related transmission revenues, increased by $1.0 million. NEPOOL transmission revenues are recoveries, for the most part, of NEPOOL transmission expense and simply reflect new accounting requirements implemented by the Federal Energy Regulatory Commission.

     Operating expenses for operations, maintenance and purchased capacity charges decreased by $6.2 million in the third quarter of 1999 compared to the third quarter of 1998. The principal components of these expense changes include:
                                                                      $ millions
--------------------------------------------------------------------- ----------
 Capacity expense:
--------------------------------------------------------------------- ----------
   Connecticut Yankee                                                    (0.2)
--------------------------------------------------------------------- ----------
   Cogeneration and other purchases                                      (0.5)
--------------------------------------------------------------------- ----------
 Other O&M expense:
--------------------------------------------------------------------- ----------
   Seabrook Unit 1                                                        0.5
--------------------------------------------------------------------- ----------
   Millstone Unit 3                                                       0.6
--------------------------------------------------------------------- ----------
   Fossil generation unit overhaul and outage costs                     (10.2)
--------------------------------------------------------------------- ----------
   NEPOOL transmission expense                                            1.1
--------------------------------------------------------------------- ----------
   Other miscellaneous, including impact of generation asset sale         1.2
--------------------------------------------------------------------- ----------

     Depreciation expense decreased by $5.0 million in the third quarter of 1999 compared to the third quarter of 1998, due primarily to the generation asset sale. Property tax expense decreased by $1.3 million due to this sale.

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

     The Company also incurred additional accelerated amortization expense of $5.0 million (after-tax, about $8.4 million in pre-tax equivalent) in the third quarter of 1999 as a result of the "sharing" mechanism in the Rate Plan, as the Company achieved a return on utility common stock equity above 11.5% midway through the quarter. "Sharing" amortization recorded against earnings from operations in the third quarter of 1998 was $2.1 million (before-tax, $1.3 million after-tax). See the "Looking Forward" section for a more detailed explanation of the "sharing" mechanism.

     Interest charges continued on their downward trend, decreasing by $4.0 million for the regulated business in the third quarter of 1999 compared to the third quarter of 1998, partly offset by an increase of $1.4 million in interest charges for unregulated subsidiaries. Most of the reduction in utility interest charges anticipated for 1999 compared to 1998 began accruing after the generation asset sale, which was completed on April 16, 1999. On April 16, 1999, the Company used proceeds received from the sale to pay off $205 million of debt. See the "Looking Forward" section for more details.

Unregulated Business Earnings from Operations
---------------------------------------------

     Overall, unregulated business income, after parent-allocated interest but before income taxes, was a loss of about $0.4 million in the third quarter of 1999, compared to a loss of less than $0.3 million in the third quarter of 1998. American Payment Systems, Inc. (APS) earned about $0.8 million (before-tax) in the third quarter of 1999, more than double the $0.39 million earned in the third quarter of 1998. Precision Power, Inc. (PPI) lost about $1.3 million (before-tax) in the third quarter of 1999, compared to a loss of about $0.3 million in the third quarter of 1998, reflecting increased infrastructure costs and lower than anticipated contract margins.

     On May 11, 1999, the Company's unregulated subsidiary, United Resources, Inc., increased its 4% passive investment, through United Bridgeport Energy, Inc., in Bridgeport Energy LLC (BE) to 33 1/3%. The second phase of BE's merchant wholesale electric generating project went into commercial operation in July 1999, adding 180 megawatts of generation capacity for a total of 520 megawatts. UBE earned about $0.7 million (before-tax) in the third quarter of 1999. Other unregulated subsidiary projects lost about $0.6 million in the third quarter of 1999, compared to a loss of about $0.3 million in the third quarter of 1998.

Note: Unregulated business before-tax income is reported as part of "Other net" income; parent interest charges allocated to the unregulated businesses are reported as part of "Interest charges"; and related income tax expense is reported as part of "Non-operating income taxes".

                                                                        3rd Q      3rd Q 99    3rd Q 99
                                                                        ended          vs.        vs.
                                                                       Sept. 99    3rd Q 98    2nd Q 99
Summary of Unregulated Subsidiaries Pre-tax Income:                   $millions   $millions   $millions
--------------------------------------------------------------------- ------------ ---------- ----------
  American Payment Systems, Inc.                                          0.8          0.4       0.5
--------------------------------------------------------------------- ------------ ---------- ----------
  Precision Power, Inc.                                                  (1.3)        (1.0)      0.7
--------------------------------------------------------------------- ------------ ---------- ----------
  United Bridgeport Energy                                                0.7          0.7       1.7
-------------------------------------------------------------------- ------------ ---------- ----------
  United Resources, Inc. Capital Projects                                (0.6)        (0.3)     (0.5)
--------------------------------------------------------------------- ------------ ---------- ----------

FIRST NINE MONTHS OF 1999 VS. FIRST NINE MONTHS OF 1998

     Earnings for the first nine months of 1999 were $48.8 million, or $3.47 per share (on both a basic and diluted basis), up $5.3 million, or $.36 per share, from the first nine months of 1998 (basic). Excluding one-time items, earnings from operations were $48.2 million, or $3.43 per share, up $6.0 million, or $.41 per share.

     The one-time items reported in the first nine months of 1998 and 1999 were:

                              One-time Item                  $millions      EPS
--------------------------------------------------------------------------------
1998 Quarter 3   Refund of prior period transmission charges,
                 with interest                                            $ .14
                 "Sharing" due to one-time item recorded
                  in the third quarter                                    $(.05)
                      "Sharing" revenues (before-tax)          $(0.6)
                      "Sharing" amortization (before-tax)        0.6
--------------------------------------------------------------------------------

Utility Earnings from Operations
--------------------------------

     Retail revenues from operations increased by $17.6 million in the first nine months of 1999 compared to the first nine months of 1998, as electric revenues increased for the reasons detailed below. Retail revenues decreased by $0.3 million because of "sharing" required under the current regulatory structure as applied to the one-time items recorded in both periods. Retail fuel and energy expense from operations increased by $13.8 million, primarily from higher purchased power prices as a result of the Company's transition from a producer to a purchaser of its customers' energy requirements, and the need to purchase additional energy to replace power lost from nuclear plant refueling outages. Overall, retail sales margin from operations increased by $2.6 million, or 0.5%. The principal components of the retail sales margin change for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, include:

                                                                      $millions
-------------------------------------------------------------------- -----------
 Revenue from:
-------------------------------------------------------------------- -----------
   Sharing: year-to-date for 1999 (see Note A)                           (6.3)
-------------------------------------------------------------------- -----------
   Estimate of "real" retail sales growth, up 3.5%                       17.5
-------------------------------------------------------------------- -----------
   Estimate of weather effect on retail sales, up 1.4%                    7.0
-------------------------------------------------------------------- -----------
   Sales decrease from Yale University cogeneration, (0.9)%              (4.1)
-------------------------------------------------------------------- -----------
   Price mix of sales and other                                           3.4
-------------------------------------------------------------------- -----------
   "Sharing" due to one-time items                                       (0.3)
-------------------------------------------------------------------- -----------
 Revenue based taxes                                                     (1.1)
-------------------------------------------------------------------- -----------
 Fuel and energy, margin effect:
-------------------------------------------------------------------- -----------
   Sales increase                                                        (3.7)
-------------------------------------------------------------------- -----------
   Nuclear fuel prices and outage replacement power costs                (2.7)
-------------------------------------------------------------------- -----------
   Purchased energy prices (see Note B)                                  (7.4)
-------------------------------------------------------------------- -----------

     A. The Company's return on regulated utility common stock equity for the first nine months of 1999 exceeded the 11.5% "sharing" trigger by about $25 million of pre-tax income. As a result, a book revenue "sharing" reduction of $8.7 million, including a gross earnings tax component, was recorded in the third quarter of 1999, approximately $6.3 million more than the $2.4 million book revenue "sharing" reduction recorded from operations in the third quarter of 1998.


     B. On April 16, 1999, the Company completed the sale of its operating fossil-fueled generating plants and existing wholesale sales contracts that was required by Connecticut's electric utility industry restructuring legislation. As a result, the "geography" of the Company's costs on the income statement and, hence, the year-over-year variances, have changed significantly beginning in the second quarter. This particularly relates to wholesale revenue, retail purchased energy and fossil fuel expenses, operation and maintenance expense, depreciation, interest charges and property taxes. For example, the increased purchased energy costs included in the table above are more than offset by some of the decline in miscellaneous operation and maintenance expense, due principally to the sale of generating plants, shown in the table below, and to decreases in depreciation and property taxes. See the "Looking Forward" section for more details.

     Net wholesale margin (wholesale revenue less wholesale expense) decreased by $8.6 million in the first nine months of 1999 compared to the first nine months of 1998 from lower wholesale sales. Other operating revenues, which include NEPOOL related transmission revenues, increased by $3.7 million. NEPOOL transmission revenues are recoveries, for the most part, of NEPOOL transmission expense and simply reflect new accounting requirements implemented by the Federal Energy Regulatory Commission.

     Operating expenses for operations, maintenance and purchased capacity charges decreased by $7.0 million in the first nine months of 1999 compared to the first nine of 1998. The principal components of these expense changes include:

                                                                      $millions
--------------------------------------------------------------------- ----------
 Capacity expense:
--------------------------------------------------------------------- ----------
   Connecticut Yankee                                                    (1.1)
--------------------------------------------------------------------- ----------
   Cogeneration and other purchases (see Note)                            2.9
--------------------------------------------------------------------- ----------
 Other O&M expense:
--------------------------------------------------------------------- ----------
   Seabrook Unit 1 (refueling outage costs and accruals)                  4.6
--------------------------------------------------------------------- ----------
   Millstone Unit 3 (refueling outage costs and accruals)                 1.2
--------------------------------------------------------------------- ----------
   Other expenses at nuclear units                                       (1.0)
--------------------------------------------------------------------- ----------
   Fossil generation unit operating and maintenance costs               (18.3)
--------------------------------------------------------------------- ----------
   NEPOOL transmission expense                                            2.6
--------------------------------------------------------------------- ----------
  Other miscellaneous, including impact of generation asset sale          2.1
--------------------------------------------------------------------- ----------

          Note: A cogeneration facility was out of service for about a month in the first quarter of 1998 but has operated normally in 1999.


     Depreciation expense decreased by $6.5 million in the first nine months of 1999 compared to the first nine months of 1998, due primarily to the generation asset sale.

     On December 31, 1996, the Connecticut Department of Public Utility Control issued an order that implemented a five-year Rate Plan to reduce the Company's retail prices and accelerate the recovery of certain "regulatory assets."
According to the Rate Plan, under which the Company is currently operating, "accelerated" amortization of past utility investments is scheduled for every year that the Rate Plan is in effect, contingent upon the Company earning a 10.5% return on utility common stock equity. All of the scheduled accelerated amortization for 1998, amounting to $13.1 million (before-tax, $8.5 million after-tax), was recorded against earnings from operations in 1998. Three-fourths of the total, or $9.9 million (before-tax, $6.3 million after-tax), was recorded in the first nine months of 1998. The Company is amortizing regulatory income tax assets for the 1999 amount, totaling $12.1 million (after-tax, $20 million pre-tax equivalent), three-fourths of it, or $9.1 million (after-tax, $15.2 million pre-tax equivalent), in the first nine months of 1999.

     The Company can also incur additional accelerated amortization expense as a result of the "sharing" mechanism in the Rate Plan, if the Company achieves a return on utility common stock equity above 11.5%, which the Company did achieve midway through the third quarter of 1999. Such "sharing" amortization was recorded in the first quarter of 1999, in the amount of $0.6 million (after-tax, $1.0 million in pre-tax equivalent), as a result of the one-time gain recorded in that quarter. "Sharing" amortization from operations of $5.0 million (after-tax, $8.4 million of pre-tax equivalent) was recorded in the third quarter of 1999. "Sharing" amortizations recorded in the first nine months of 1998 were: $0.5 million (before-tax, $0.3 million after-tax) as a result of a one-time item, and $2.1 million (before-tax, $1.2 million after-tax) from operations.

     Interest charges continued on their downward trend, decreasing by $8.0 million for the regulated business in the first nine months of 1999 compared to the first nine months of 1998, partly offset by an increase of $2.0 million in interest charges for unregulated subsidiaries. Most of the reduction in utility interest charges anticipated for 1999 compared to 1998 began accruing after the generation asset sale, which was completed on April 16, 1999. On April 16, 1999, the Company used proceeds received from the sale of plant to pay off $205 million of debt. See the "Looking Forward" section for more details.

Unregulated Business Earnings from Operations
---------------------------------------------

     Overall, unregulated business income, after parent-allocated interest but before income taxes, was a loss of about $4.3 million in the first nine months of 1999 compared to income of about $0.3 million in the first nine months of 1998. American Payment Systems, Inc. (APS) earned about $1.4 million (before-tax) in the first nine months of 1999, reflecting an increase of $0.5 million over the first nine months of 1998. Precision Power, Inc. (PPI) lost about $4.0 million (before-tax) in the first nine months of 1999, compared to a loss of about $0.4 million in the first nine months of 1998, reflecting increased infrastructure costs and lower than anticipated contract margins.

     On May 11, 1999, the Company's unregulated subsidiary, United Resources, Inc., increased its 4% passive investment, through United Bridgeport Energy, Inc., in Bridgeport Energy LLC (BE) to 33 1/3%. The second phase of BE's merchant wholesale electric generating project went into commercial operation in July 1999, adding 180 megawatts of generation capacity for a total of 520 megawatts. UBE lost about $0.4 million (before-tax) in the first nine months of 1999, as a result of the second quarter shutdown of the first phase generator to allow for construction of the second phase. Other unregulated subsidiary projects lost about $1.3 million in the third quarter of 1999, reflecting a decrease of about $1.1 million compared to the third quarter of 1998.

Note: Unregulated business before-tax income is reported as part of "Other net" income; parent interest charges allocated to them are reported as part of "Interest charges"; and related income tax expense is reported as part of "Non-operating income taxes".

                                                           9 mos.
                                                           ended      1st 9 mos.
                                                          Sept. 99    99 vs. 98
Summary of Unregulated Subsidiaries Pre-tax Income:       $millions   $millions
--------------------------------------------------------- ---------- -----------
  American Payment Systems, Inc.                             1.4         0.5
--------------------------------------------------------- ---------- -----------
  Precision Power, Inc.                                     (4.0)       (3.6)
--------------------------------------------------------- ---------- -----------
  United Bridgeport Energy, Inc.                            (0.4)       (0.4)
--------------------------------------------------------- ---------- -----------
  United Resources, Inc. Capital Projects                   (1.3)       (1.1)
--------------------------------------------------------- ---------- -----------

                                 LOOKING FORWARD

(THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CURRENTLY EXPECTED. READERS ARE CAUTIONED THAT THE COMPANY REGARDS SPECIFIC INCOME AND EARNINGS NUMBERS AS ONLY THE "MOST LIKELY" TO OCCUR WITHIN A RANGE OF POSSIBLE VALUES.)

Five-year Rate Plan
-------------------

     On December 31, 1996, the Connecticut  Department of Public Utility Control
(DPUC) issued an order (the Order) that implemented a five-year regulatory framework to reduce the Company's retail prices and accelerate the recovery of certain "regulatory assets," beginning with deferred conservation costs. The Company operated under the terms of this Order in 1998. The Order's schedule of price reductions and accelerated amortizations was based on a DPUC pro-forma financial analysis that anticipated the Company would be able to implement such changes and earn an allowed annual return on common stock equity invested in utility assets of 11.5% over the period 1997 through 2001. The Order established a set formula to share (see "Sharing Implementation" below) any utility income that would produce a return above the 11.5% level: one-third to be applied to customer price reductions, one-third to be applied to additional amortization of regulatory assets, and one-third to be retained by shareowners. Utility income is inclusive of earnings from operations and one-time items. The Order remains in effect through 2001, although it does include a provision that it may be modified as a result of the restructuring legislation passed by the Connecticut legislature in 1998. Please see Note (C), "Rate-Related Regulatory Proceedings - Five-year Rate Plan" for a more extensive description of the five-year Rate Plan.

Sharing Implementation
----------------------

     The Company estimates that its return on regulated utility common stock equity invested in utility assets of 11.5%, that is, the level that triggers "sharing" of additional utility earnings, will require utility common stock equity income (after-tax) of about $47 million for 1999. Based on this estimate, the Company commenced recording "sharing" customer price reductions and additional amortization of regulatory assets in the third quarter of

1999, when it began earning above that level of income for 1999. Based on the traditional quarterly earnings pattern, the Company realizes about half of its pre-sharing utility earnings in the third quarter. The Company will not likely ever exceed the sharing level of utility earnings before the third quarter of any year that "sharing" is in effect. Assuming the sharing level of utility earnings is exceeded in the third quarter of a particular year, then all positive utility earnings recorded in the fourth quarter of that year will be subject to sharing. This methodology will ensure stable, year-over-year earnings comparisons based on actual utility financial results and will be unlikely to result in any sharing reversals in the fourth quarter that are unrelated to income in the fourth quarter.

An early look at 2000; continued growth of non-regulated business value
-----------------------------------------------------------------------

     On January 1, 2000, the Company will complete the restructuring process initiated by the Connecticut electric utility industry restructuring legislation in 1998. The Company's regulated business will become an electricity delivery business. Many changes will occur in the revenue and cost structure of the regulated business, although the framework of the current Rate Plan, including the "sharing" mechanism, will continue through 2001. The regulatory restructuring decisions have not altered the Company's allowed return of 11.5% on utility equity, and they have been crafted in a manner that should not impinge on the Company's ability to achieve that return.

     If the Company were to earn 11.5% on equity in the regulated business, that level of earning should generate $3.25 - $3.35 per share in earnings. Sharing will be greatly reduced from 1999 levels, due to mandates in the restructuring legislation; and the Company expects it will contribute no more than $.05 - $.10 per share.

     Unregulated businesses are expected to make significant contributions to earnings in 2000. As a result of management's continued confidence in the potential of the unregulated businesses, the Company is evaluating further investments in this area. American Payment Systems and United Bridgeport Energy should each contribute $.10 - $.15 per share in 2000, while Precision Power should break even. The other unregulated businesses should, in the aggregate, lose up to $.05 per share, although investments in other growth initiatives could increase losses in the near term in anticipation of higher future earnings. Total earnings for 2000, contingent upon normal weather, current interest rates, and current expense levels, would now be estimated to fall in the range of $3.45 to $3.75.

Year 2000
---------

     The Company's planning and operations functions, and its cash flow, are dependent on the timely flow of electronic data to and from its customers, suppliers and other electric utility system managers and operators. In order to assure that this data flow will not be disturbed by the problems emanating from the fact that many existing computer programs were designed without considering the impact of the year 2000 and use only two digits to identify the year in the date field of the programs (the Year 2000 Issue), the Company initiated in mid-1997, and is pursuing, an aggressive program to identify and correct deficiencies in its computer systems. This comprehensive program includes all information technology systems and encompasses systems critical to the generation, transmission and distribution of electric energy as well as traditional business systems. Critical systems have been defined as those business processes, including embedded technology, which if not remediated may have a significant impact on safety, customers, revenue or regulatory compliance. The Company has also identified critical suppliers and other persons with whom data must be exchanged and has been asking for assurance of their Year 2000 compliance.

     An inventory and assessment of the Company's computer system applications, hardware, software and embedded technologies have been completed, and recommended solutions to all identified risks and exposures have been generated. A testing, remediation, renovation, replacement and retirement program has been in progress since early 1998. Both external and internal resources are being utilized to accomplish the testing, remediation and renovation efforts. A total of 393 affected business processes have been identified and all of them have been verified as Year 2000 compliant through testing, remediation, replacement or retirement. The remediation methodology utilized has been Fixed Windowing, and totally independent platforms have been installed for testing all of the applications. Necessary upgrades to mainframe hardware and software were completed and tested by June 30, 1999. This included a "destructive" mainframe test performed at an independent site in Ponca City, Oklahoma.

     The Company included its operating non-nuclear generation facilities in the Year 2000 program up to the date of their divestiture on April 16, 1999. At that point, all related documentation was transferred and delivered to Wisvest-Connecticut, LLC, the purchaser of these generation facilities. See Note
(C), "Rate-Related Regulatory Proceedings" above, for a description of this transaction.

     By June 30 1999, the Company's Year 2000 program for all critical business processes, with the exception of two systems in the Controller's department (Materials Management and General Ledger), was complete. Those exceptions were awaiting compliant vendor releases prior to testing. As of October 30, 1999 those two systems, as well as all of UI's remaining business processes, were determined to be Year 2000 ready. This reflects the completion of Year 2000 readiness acceptance of all identified and prioritized processes by testing, remediation, retirement or replacement.

     Priority one processes are those defined as affecting safety, reliability, regulatory compliance or having a significant financial impact. The priority one Customer Services process relates to the Customer Information System that has been 100% tested, but it is under continuous change due to the electric industry restructuring in Connecticut. The Year 2000 readiness acceptance was completed for all priority one systems as of October 30, 1999. Priority two implies that failure of this software or hardware will present a disruption of service at current budget levels, but work-arounds are available, if needed. Priority three implies that failure of this software or hardware may present an inconvenience to occasional work requirements or an impediment to achievement of higher service or lower cost levels, but alternative work-arounds can be pursued if deemed necessary at some future date. Priority four implies that failure of this software or hardware may produce a nuisance or confusion but will not present any direct negative business consequence. As of August 3, 1999, the Company had completed the assessment and remediation phases of its program for these non-priority one business processes, and the Year 2000 readiness acceptance for the process has now been completed. A stabilization period was put into effect on October 15, 1999 to minimize any risk of contamination of the current Y2K ready environment.

     UI has successfully complied with all regulatory requirements. Most recently, UI successfully completed a Connecticut Department of Public Utility Control audit along with eight other utilities in the state. The Company provides monthly updates to the DPUC on all Y2K progress. The Company also provided monthly reports to the North American Electric Reliability Council
(NERC) on the Year 2000 compliance status of its transmission, distribution, telecommunication and system control and data acquisition assets.

     Requests for documented compliance information have been sent to all critical suppliers, data sharers and facility building owners and, as responses are received, appropriate solutions and testing programs are being developed and executed. While failure to achieve Year 2000 compliance by any one of a number of critical suppliers and data sharers could have some adverse effect on the success of the Company's implementation program, the Company believes that the entities that might impact the program most significantly in this regard are its telecommunications providers, the other participants in the New England Power Pool (NEPOOL), and the Independent System Operator (ISO) that operates the NEPOOL bulk power supply system. Year 2000 compliance failures by any of these entities could have a material effect on electricity delivery and telemetering. In its efforts to mitigate these risks, the Company has taken several actions. UI has communicated its concerns to its principal telecommunications provider and a joint effort to design and plan appropriate testing to insure that all critical telecommunications functions will be operational is ongoing. The Year 2000 Issue is also being addressed at the regional level by NEPOOL and the ISO. Coordination efforts with NEPOOL to establish utility testing and readiness are also in progress and on schedule. The Company is a participant in all of the subcommittees working within NEPOOL/ISO on efforts to assure operational reliability. The Company is also actively involved with NEPOOL/ISO in the planning effort for integrated contingency planning, as directed by NERC. Several tests at the ISO and NERC levels were completed successfully, the most recent being a nationwide NERC test on September 8 and 9, 1999.

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

     The Company believes that the successful implementation of this program should ultimately cost approximately $6.1 million for existing information systems and embedded technology. A total of $5.6 million had been expended as of September 30, 1999. As systems testing progresses and more embedded technology vendor product information is forthcoming, business decisions made and testing results verified, the need for increased expenditures, if necessary, will be determined. The Company believes these actions will preclude any adverse impact of the Year 2000 Issue on its operations or financial condition.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     See the Registrant's Quarterly Report (Form 10-Q) for the fiscal quarter ended March 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          Exhibit
         Table Item             Exhibit
          Number                Number                                   Description
         ----------             -------                                  -----------

          (12), (99)             12           Statement  Showing  Computation  of Ratios of  Earnings  to Fixed
                                              Charges  and Ratios of Earnings  to  Combined  Fixed  Charges and
                                              Preferred  Stock  Dividend   Requirements  (Twelve  Months  Ended
                                              September 30,  1999 and Twelve  Months Ended  December 31,  1998,
                                              1997, 1996, 1995 and 1994).

          (27)                   27           Financial Data Schedule


     (b) Reports on Form 8-K.

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE UNITED ILLUMINATING COMPANY




Date     11/15/99              Signature      /s/ Robert L. Fiscus
    ------------------                  ---------------------------------------
                                                  Robert L. Fiscus
                                        Vice Chairman of the Board of Directors
                                               and Chief Financial Officer



                                         EXHIBIT INDEX


          Exhibit
         Table Item             Exhibit
          Number                Number                                   Description
         ----------             -------                                  -----------

          (12), (99)             12           Statement  Showing  Computation  of Ratios of  Earnings  to Fixed
                                              Charges  and Ratios of Earnings  to  Combined  Fixed  Charges and
                                              Preferred  Stock  Dividend   Requirements  (Twelve  Months  Ended
                                              September 30,  1999 and Twelve  Months Ended  December 31,  1998,
                                              1997, 1996, 1995 and 1994).

          (27)                   27           Financial Data Schedule