Form 10-K/A
period 1998-12-31
UNITED ILLUMINATING CO
filed 1999-11-30
CIK 101265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A-3

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

The number of shares outstanding of the registrant's only class of common stock, as of January 31, 1999, was 14,334,922.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Document          Part of this Form 10-K into which document is incorporated
   --------          ----------------------------------------------------------
    None                                           N/A

                                TABLE OF CONTENTS
                                                                         PAGE
                                                                         ----

   Item 6.  Selected Financial Data.                                       4

   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                           8

   -   Major Influences on Financial Condition                             8

   -   Liquidity and Capital Resources                                    11

   -   Subsidiary Operations                                              13

   -   Year 2000 Issue                                                    14

   -   New Accounting Standards                                           15

   -   Results of Operations                                              15

   -   Looking Forward                                                    22

   Item 8.  Financial Statements and Supplementary Data.                  25

   -   Consolidated Financial Statements for the Years 1998, 1997
       and 1996                                                           25

       -  Statement of Income                                             25

       -  Statement of Cash Flows                                         26

       -  Balance Sheet                                                   27

       -  Statement of Retained Earnings                                  29

       -  Statement of Changes in Shareholders' Equity                    30

   -   Notes to Consolidated Financial Statements                         31

       -  Statement of Accounting Policies                                31

       -  Capitalization                                                  37

       -  Rate-Related Regulatory Proceedings                             42

       -  Accounting for Phase-in Plan                                    44

       -  Short-Term Credit Arrangements                                  44

       -  Income Taxes                                                    46

       -  Supplementary Information                                       48

       -  Pension and Other Benefits                                      49

       -  Jointly Owned Plant and Power Purchase Agreements               53

       -  Unamortized Cancelled Nuclear Project                           53

       -  Fuel Financing Obligations and Other Lease Obligations          54

       -  Commitments and Contingencies                                   55

                                                                        PAGE
                                                                        ----
PART II (CONTINUED)

          -   Capital Expenditure Program                                55

          -   Nuclear Insurance Contingencies                            55

          -   Other Commitments and Contingencies                        55

              -  Connecticut Yankee                                      55

              -  Hydro-Quebec                                            56

              -  Property Taxes                                          56

              -  Environmental Concerns                                  57

              -  Site Decontamination, Demolition and Remediation
                 Costs                                                   57

       -  Nuclear Fuel Disposal and Nuclear Plant Decommissioning        57

       -  Fair Value of Financial Instruments                            59

       -  Quarterly Financial Data (Unaudited)                           60

       -  Segment Information                                            61

       -  Restatement of Financial Results                               62

   Report of Independent Accountants                                     65

   Report of Independent Accountants on Financial Statement Schedule     66

PART IV

   Consent of Independent Accountants                                    67

   Signatures                                                            68

     This amendment to the Annual Report on Form 10-K of The United Illuminating Company (the "Company") for the fiscal year ended December 31, 1998 (the "Original Form 10-K") amends and modifies the Original Form 10-K by restating
(a) Item 6 "Selected Financial Data" in order to amend and supplement that Item,
(b) Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in order to amend and supplement the section captioned, "Results of Operations", and (c) Item 8 "Financial Statements and Supplementary Data" in order to (i) supplement and revise the "Consolidated Statement of Cash Flows" and "Consolidated Balance Sheet" and Notes (A), (O) and (Q) to the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA
                                                                         1998              1997              1996
============================================================================================================================
FINANCIAL RESULTS OF OPERATION ($000'S)
Sales of electricity
    Retail
        Residential                                                      $262,974          $259,325            $266,068
        Commercial                                                        254,765           248,490             264,111
        Industrial                                                        102,201           102,763             109,032
        Other                                                              11,667            11,755              11,903
                                                                     -------------     -------------    ----------------
    Total Retail                                                          631,607           622,333             651,114
    Wholesale (1)                                                          44,948            82,871              72,844
Other operating revenues                                                    9,636             3,825               3,300
                                                                     -------------     -------------    ----------------
    Total operating revenues                                              686,191           709,029             727,258
                                                                     -------------     -------------    ----------------
Fuel and interchange energy -net
    Retail -own load                                                      116,769           109,542              95,359
    Wholesale                                                              34,775            73,124              65,158
Capacity purchased-net                                                     34,515            39,976              46,830
Depreciation                                                               82,809   (3)      74,618  (3)         65,921
Other amortization, principally deferred return and cancelled plant        13,758            13,758              13,758
Other operating expenses, excluding tax expense                           188,946           200,803             219,630  (7)
Gross earnings tax                                                         24,039            23,571              26,804
Other non-income taxes                                                     40,635   (4)      28,922              30,382
                                                                     -------------     -------------    ----------------
    Total operating expenses, excluding income taxes                      536,246           564,314             563,842
                                                                     -------------     -------------    ----------------
Deferred return - Seabrook Unit 1                                               0                 0                   0
AFUDC                                                                         468             1,575               2,375
Other non-operating income(loss)                                            1,097   (5)       1,361              (8,445) (5)
Interest expense
   Long-term debt - net                                                    42,836            56,158              65,046
   Dividend requirement of mandatorily redeemable securities                 4,813             4,813               4,813
   Other                                                                    9,018             6,068               4,721
                                                                     -------------     -------------    ----------------
    Total                                                                  56,667            67,039              74,580
                                                                     -------------     -------------    ----------------
Income tax expense
   Operating income tax                                                    53,619            40,833  (6)         53,590
   Non-operating income tax                                                (3,848)           (3,678)             (9,869)
                                                                     -------------     -------------    ----------------
    Total                                                                  49,771            37,155              43,721
                                                                     -------------     -------------    ----------------
Income(loss) before cumulative effect of accounting change                 45,072            43,457              39,045
Cumulative effect of change in accounting - net of tax                          0                 0                   0
                                                                     -------------     -------------    ----------------
Net income (loss)                                                          45,072            43,457              39,045  (8)
Discount on preferred stock redemption                                        (21)              (48)             (1,840)
Preferred and preference stock dividends                                      201               205                 330
                                                                     -------------     -------------    ----------------
Income (loss) applicable to common stock                                  $44,892           $43,300             $40,555
----------------------------------------------------------------------------------------------------------------------------
Operating income                                                          $96,326          $103,882            $109,826
============================================================================================================================
FINANCIAL CONDITION ($000'S)
Plant in service-net                                                   $1,172,555        $1,222,174          $1,258,306
Construction work in progress                                              33,695            25,448              40,998
Plant-related regulatory asset                                                  0                 0                   0
Other property and investments                                             58,047            58,441              49,091
Current assets                                                            305,189           204,474             199,097
Deferred charges and regulatory assets                                    371,674           408,993             449,150
                                                                     -------------     -------------    ----------------
   Total Assets                                                        $1,941,160        $1,919,530          $1,996,642
----------------------------------------------------------------------------------------------------------------------------
Common stock equity                                                      $445,507          $436,081            $439,468
Preferred, preference stock and company-obligated mandatorily
  redeemable securities of subsidiaries holding solely parent debentures   54,299            54,351              54,461
Long-term debt excluding current portion                                  664,510           644,670             759,680
Noncurrent liabilities (9)                                                109,981           119,868             138,816
Current portion of long-term debt                                          66,202           100,000              69,900
Notes payable                                                              86,892            37,751              10,965
Other current liabilities (9)                                             172,830           175,340             166,138
Deferred income tax liabilities and other                                 340,939           351,469             357,214
                                                                     -------------     -------------    ----------------
   Total Capitalization and Liabilities                                $1,941,160        $1,919,530          $1,996,642
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

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)
                                                                         1998              1997              1996
============================================================================================================================
 COMMON STOCK DATA
 Average number of shares outstanding                                  14,017,644        13,975,802          14,100,806
 Number of shares outstanding at year-end                              14,034,562        13,907,824          14,101,291
 Earnings(loss) per share (average) - basic                                 $3.20             $3.10               $2.88
 Earnings(loss) per share (average) - diluted                               $3.20             $3.09               $2.87
 Book value per share                                                      $31.74            $31.35              $31.16
 Average return on equity
     Total                                                                  9.44%            10.45%               9.20%
     Utility                                                               11.43%            11.54%              11.51%
 Dividends declared per share                                               $2.88             $2.88               $2.88
 Market Price:
    High                                                                  $53.750           $45.938             $39.750
    Low                                                                   $42.625           $24.500             $31.375
    Year-end                                                              $51.500           $45.938             $31.375
============================================================================================================================
Net cash provided by operating activities,
 less dividends ($000's)                                                  $71,566          $132,189            $120,625
Capital expenditures, excluding AFUDC                                     $38,040           $33,436             $47,174
============================================================================================================================
OTHER FINANCIAL AND STATISTICAL DATA
Sales by class (MWh's)
      Residential                                                       1,924,724         1,899,284           1,895,804
      Commercial                                                        2,324,507         2,248,974           2,263,056
      Industrial                                                        1,154,935         1,168,470           1,143,410
      Other                                                                48,166            48,619              48,388
                                                                     -------------     -------------    ----------------
        Total                                                           5,452,332         5,365,347           5,350,658
                                                                     -------------     -------------    ----------------
Number of retail customers by class (average)
      Residential                                                         281,591           280,283             279,024
      Commercial                                                           29,468            29,228              28,666
      Industrial                                                            1,752             1,697               1,652
      Other                                                                 1,172             1,163               1,141
                                                                     -------------     -------------    ----------------
        Total                                                             313,983           312,371             310,483
                                                                     -------------     -------------    ----------------
Revenue per kilowatt hour by class (cents)
      Residential                                                           13.66             13.65               14.03
      Commercial                                                            10.96             11.05               11.67
      Industrial                                                             8.85              8.79                9.54
Average large industrial customers time of
  use rate (cents)                                                           8.16              8.12                8.26
System requirements (MWh)                                               5,728,222         5,631,296           5,640,957
Peak load - kilowatts                                                   1,142,670         1,173,160           1,044,620
Generating capability- peak(kilowatts)                                  1,323,380         1,356,100           1,522,350
Load factor                                                                57.23%            54.80%              61.64%
Fuel generation mix percentages
      Coal                                                                     21                44                  38
      Oil                                                                      46                15                   8
      Nuclear                                                                  23                25                  37
      Cogeneration                                                              6                 9                   9
      Gas                                                                       0                 2                   3
      Hydro                                                                     4                 5                   5
----------------------------------------------------------------------------------------------------------------------------
Revenues - retail sales ($000's)
      Base                                                               $629,446          $620,636            $643,344
      Base rate adjustments                                                 2,161             1,697               7,770
      Sales provision adjustment                                                0                 0                   0
                                                                     -------------     -------------    ----------------
        Total                                                            $631,607          $622,333            $651,114
                                                                     -------------     -------------    ----------------
Revenues - retail sales per kWh (cents)
      Base                                                                  11.54             11.57               12.02
      Base rate adjustments                                                  0.04              0.03                0.15
      Sales provision adjustment                                             0.00              0.00                0.00
                                                                     -------------     -------------    ----------------
        Total                                                               11.58             11.60               12.17
                                                                     -------------     -------------    ----------------
Fuel and energy cost per kWh (cents)                                         2.04              1.95                1.69
      Fossil                                                                 2.60              2.39                2.41
      Nuclear                                                                0.58              0.61                0.46
----------------------------------------------------------------------------------------------------------------------------
Number of employees at year-end                                             1,193             1,175               1,287
Total payroll($000 'S)                                                    $65,294           $68,640             $69,276
============================================================================================================================

  (1) Includes reclassification of certain Commercial and Industrial customers.


    1995           1994             1993             1992            1991          1990          1989
==========================================================================================================

   14,089,835    14,085,452       14,063,854       13,941,150      13,899,906    13,887,748    13,887,748
   14,100,091    14,086,691       14,083,291       14,033,148      13,932,348    13,887,748    13,887,748
        $3.60         $3.09            $2.57            $3.76           $3.67         $3.55        ($5.87)
        $3.59         $3.08            $2.56            $3.74           $3.66         $3.55        ($5.87)
       $31.16        $30.39           $30.06           $30.12          $28.84        $27.35        $26.11

       11.84%        10.19%            8.45%           12.67%          13.01%        13.39%       -18.88%
       13.04%        12.50%           10.97%           14.46%          13.39%        13.97%        20.21%
        $2.82         $2.76            $2.66            $2.56           $2.44         $2.32         $2.32

      $38.500       $39.500          $45.875          $42.000         $39.125       $34.125       $34.250
      $29.500       $29.000          $38.500          $34.125         $30.000       $26.875       $24.750
      $37.375       $29.500          $40.250          $41.500         $39.000       $31.125       $34.250
==========================================================================================================
     $120,033       $94,807         $104,547         $109,020         $73,865       $39,189       $31,437
      $59,363       $63,044          $94,743          $66,390         $63,157       $64,018       $77,041
==========================================================================================================


    1,890,575     1,892,955        1,844,041        1,799,456       1,851,447     1,826,700     1,883,363
    2,273,965     2,285,942  (1)   2,359,023        2,303,216  (1)  2,347,757     2,259,340     2,254,099
    1,126,458     1,135,831  (1)   1,036,547          997,168  (1)    980,071     1,060,751     1,109,119
       48,435        48,718           50,715           52,984          55,118        58,013        60,427
--------------  ------------    -------------     ------------    ------------  ------------  ------------
    5,339,433     5,363,446        5,290,326        5,152,824       5,234,393     5,204,804     5,307,008
--------------  ------------    -------------     ------------    ------------  ------------  ------------

      278,326       275,441          273,752          273,936         274,064       275,637       276,385
       28,550        28,394  (1)      28,968           28,848  (1)     29,768        29,808        29,526
        1,599         1,538  (1)         959            1,017  (1)        268           319           347
        1,122         1,127            1,175            1,358           1,361         1,352         1,316
--------------  ------------    -------------     ------------    ------------  ------------  ------------
      309,597       306,500          304,854          305,159         305,461       307,116       307,574
--------------  ------------    -------------     ------------    ------------  ------------  ------------

        13.79         13.33            12.92            12.58           12.25         11.60         10.89
        11.42         10.97            10.88            11.00           10.89         10.39          9.75
         9.50          9.18             9.40             9.73            9.38          8.91          8.37
         8.53          8.69             8.89             8.84            8.64          8.06          7.58
    5,647,690     5,652,657        5,630,581        5,475,664       5,541,477     5,501,495     5,603,502
    1,156,740     1,130,780        1,114,900        1,034,440       1,145,820     1,054,600     1,094,400
    1,434,102     1,462,290        1,515,420        1,402,800       1,474,190     1,449,600     1,289,800
       55.74%        57.07%           57.65%           60.26%          55.21%        59.55%        58.45%

           37            35               31               34              34            43            39
            7            14               16               17              21            24            37
           37            32               38               35              29            20            11
            9             9                8                8               9             9             9
            5             4                1                1               4             3             3
            5             6                6                5               3             1             1
----------------------------------------------------------------------------------------------------------

     $637,219      $619,097         $605,887         $608,176        $607,997      $589,346      $577,611
        1,889          (229)          (2,328)         (41,221)        (37,497)      (45,900)      (49,778)
            0             0                0           21,031          14,814         8,211             0
--------------  ------------    -------------     ------------    ------------  ------------  ------------
     $639,108      $618,868         $603,559         $587,986        $585,314      $551,657      $527,833
--------------  ------------    -------------     ------------    ------------  ------------  ------------

        11.93         11.54            11.45            11.80           11.62         11.32         10.88
         0.04          0.00            (0.04)           (0.80)          (0.72)        (0.88)        (0.93)
         0.00          0.00             0.00             0.41            0.28          0.16          0.00
--------------  ------------    -------------     ------------    ------------  ------------  ------------
        11.97         11.54            11.41            11.41           11.18         10.60          9.95
--------------  ------------    -------------     ------------    ------------  ------------  ------------
         1.71          1.76             1.75             2.43            2.67          2.63          2.78
         2.22          2.14             2.08             2.98            3.11          2.89          2.98
         0.85          0.94             1.23             1.42            1.62          1.55          0.89
----------------------------------------------------------------------------------------------------------
        1,358         1,377            1,490            1,554           1,571         1,587         1,627
      $72,984       $75,441          $75,305          $74,052         $71,888       $69,237       $65,175
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
                                               =====         =====        =====

ONE-TIME ITEMS RECORDED IN 1997 AND 1998
----------------------------------------

                       One-time Items                                      EPS
--------------------------------------------------------------------------------
 1997   Cumulative deferred operating income tax benefits associated     $ .48
        with future Decommissioning of fossil fuel generating plants
        (see explanation below)
--------------------------------------------------------------------------------
 1997   Accelerated amortization associated with one-time item           $(.30)
--------------------------------------------------------------------------------
 1997   Gain from subleasing office space                                $ .05
--------------------------------------------------------------------------------
 1997   Pension benefit adjustments associated with 1996 VERP and VSP    $ .11
--------------------------------------------------------------------------------
 1997   Contract termination charge                                      $(.18)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 1998   Refund of prior period transmission charges, with interest       $ .14
        "Sharing" due to one-time items recorded through third quarter   $(.05)
--------------------------------------------------------------------------------
 1998   Property tax settlement with the City of New Haven, CT           $(.59)
        Reversal of "sharing" imputed to property tax settlement         $ .29
--------------------------------------------------------------------------------

     In accordance with a DPUC decision issued December 31, 1996 and effective for years 1997-2001, related to a financial and operational review of the Company (the Rate Plan), the Company was directed to explore and implement ways to reduce its potentially stranded costs. In addition, the decision required the Company to record a specified amount of accelerated amortization of conservation and load management costs during 1997 ($6.4 million before-tax, $4.1 million after-tax) as a stranded costs mitigation effort if the Company's return on its utility common stock equity exceeded 10.5% for that year. Based on these requirements, the Company recorded an operating income tax expense reduction of $6.7 million, or $.48 per share, in the first quarter of 1997, which made provision for the cumulative deferred tax benefit associated with the estimated future decommissioning costs of fossil fuel generating plants for which the Company had made provision in prior years without accruing the tax benefit. This tax benefit, originally recorded in the second quarter of 1997, has been restated to the first quarter of 1997 following consultations with the staff of the Securities and Exchange Commission and the Company's independent accountants to coincide with the effective date of the Rate Plan. As a result of recording the tax benefit, the Company exceeded the 10.5% utility common stock equity return and therefore was able to record the specified amount of accelerated amortization required in the Rate Plan for 1997. The accelerated amortization, which was originally recorded in the second quarter of 1997, has been restated and is now recorded ratably throughout 1997 as a charge to depreciation expense on the consolidated income statement. The after-tax amount of accelerated amortization was less than the cumulative deferred tax benefit because the after-tax amount of additional amortization was specified in the Rate Plan while the deferred tax benefit was calculated based upon the cumulative amount of estimated future decommissioning costs that had been recovered through rates at that time.

     During prior years, the Company had recognized, on a net basis, the deferred tax assets and offsetting regulatory tax liability related to these tax benefits associated with the future decommissioning of its fossil generating plants on its consolidated balance sheet in accordance with Statement of Financial Accounting Standards No. 109. The Company had recognized this regulatory tax liability through the systematic recovery of before-tax future decommissioning costs for its fossil generating units in its rates over the useful lives of these units.

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

     As reported in its Quarterly Report on Form 10-Q for the period ending March 31, 1998, filed with the Securities and Exchange Commission, the Company had been investigating potential errors in the accounting procedure of APS. As a result of the investigation, the Company determined that APS should create additional reserves for shortfalls in agent collections and other potentially uncollectible receivables of $4.9 million. Of the total of $4.9 million, $2.8 million and $2.1 million were restated to 1997 and 1996, respectively, to provide for the reserves in the relevant periods. See Note (Q), "Restatement of Financial Results".

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

     At year-end 1996, APS created a reserve to provide for losses associated with agent collections and uncollectible check deposits totaling $4.4 million before-tax. The Company has restated its 1996 earnings to move $0.7 million of this loss to 1995. See Note (Q), "Restatement of Financial Results". These losses stemmed from inadequate "back-office" banking systems and controls that failed to detect a significant amount of deposit shortfalls from agents and failed to identify a substantial number of uncollectible check deposits that were reimbursable from the utilities serviced. Specifically, APS agent bank accounts were not fully reconciled at the time the APS balance sheet items were prepared to allow for the identification, measurement and enforcement of material claims for recovery from APS agents for defalcated amounts or from APS customers for checks returned by banks due to insufficient funds.

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

     At December 31, 1998, the consolidated balance sheet reflected $54.5 million of accounts payable owed to APS utility customers. This payable will be relieved by $23.1 million of APS restricted cash, representing collections by APS agents prior to transmittal to the respective APS customers and $31.4 million of accounts receivable representing collections by APS agents that had not yet been deposited into APS banks accounts. Of the accounts payable and accounts receivable amounts, $4.7 million had originally been recorded on the consolidated balance sheet as of December 31, 1998.

     The following table summarizes the effect of the restatements described above to the provision for APS losses, restricted cash, other accounts receivable, and accounts payable - APS utility customers:

                                                                             FOR THE YEAR ENDED DECEMBER 31
                                                                          1998        1997      1996      1995
                                                                          ----        ----      ----      ----
                                                                                     (In Thousands)
Provision for APS losses (before-tax), as originally reported            $4,900      $  -      $4,471     $ -
     Effect of restatement, described above                              (4,900)      2,825     1,279      796
                                                                          -----       -----     -----      ---
Provision for APS losses (before-tax), as restated                       $  -        $2,825    $5,750     $796
                                                                          =====       =====     =====      ===


                                                                                AS OF DECEMBER 31,
                                                                           1998        1997      1996
                                                                           ----        ----      ----
                                                                                  (In Thousands)
Restricted cash, as originally reported                                  $   -       $  -      $  -
     Effect of restatement, described above                               23,056      21,063    16,681
                                                                          ------      ------    ------
Restricted cash, as restated                                             $23,056     $21,063   $16,681
                                                                          ======      ======    ======


Other accounts receivable, as originally reported (1)                    $37,472     $27,914   $38,367
     Effect of restatement, described above
        Additional accounts receivable for APS agents                     26,768      23,284    19,903
        Additional APS agent collection reserves                            -         (4,900)   (2,075)
                                                                          ------      ------    ------
Other accounts receivable, as restated                                   $64,240     $46,298   $56,195
                                                                          ======      ======    ======

                                                                                AS OF DECEMBER 31,
                                                                           1998        1997      1996
                                                                           ----        ----      ----
                                                                                  (In Thousands)
Accounts payable-APS utility customers, as originally reported           $   -       $   -     $  -
     Accounts payable-APS utility customers reclassed from
        accounts payable                                                   4,691       6,147     7,588
     Effect of restatement, described above
        Restricted cash                                                   23,056      21,063    16,681
        Additional amounts owed to APS customers                          26,768      23,284    19,903
                                                                          ------      ------    ------
Accounts payable -APS utility customers, as restated                     $54,515     $50,494   $44,172
                                                                          ======      ======    ======

(1) Includes accounts receivable from APS agents originally included in other accounts receivable of $4,691,000, $6,147,000 and $7,588,000 as of December 31, 1998, 1997 and 1996, respectively.

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

     During the third quarter of 1999, the Company reviewed an adjustment of $2.7 million made to retail operating revenues in the fourth quarter of 1997 related to the reversal of prior period overestimates of transmission line losses. The Company uses an estimated line loss factor, based upon a 24 month-moving historical line loss factor, to calculate the amount of revenue from electricity sales that is unbilled during the period and therefore should be accrued. This loss factor is applied to the known amount of electricity delivered to the Company's transmission grid from internal and external sources. Historically, this methodology provided a reasonable estimate of the amount of unbilled revenue.

     Beginning in the first quarter of 1996, the outages of four nuclear generating units resulted in the Company purchasing power from other sources. The electricity from other sources followed different transmission paths and exhibited different line loss characteristics than the electricity generated by the nuclear generating units. During this period of time, the Company continued to utilize the 24 month-moving average loss factor in order to smooth the impact of changes in the line loss factors in the calculation of unbilled revenue amounts.

     Based upon a review of the actual New England Power Pool line loss factors during this period and the pattern of when they occurred, the Company has restated the $2.7 million adjustment made to retail operating revenues, originally recorded in the fourth quarter of 1997, as shown below:

                      Original      Restated
                       Retail        Retail
                       Revenue       Revenue
          Quarter     Adjustment    Adjustment   Difference
          -------     ----------    ----------   ----------
     1996                         (In thousands)
          First       $   -          $   (3)      $   (3)
          Second          -             112          112
          Third           -             820          820
          Fourth          -             309          309
                       -----          -----        -----
            Total     $   -          $1,238       $1,238
                       =====          =====        =====

     1997
          First       $   -          $  592      $   592
          Second          -             826          826
          Third           -             652          652
          Fourth       2,728           (580)      (3,308)
                       -----          -----       ------
            Total     $2,728         $1,490      $(1,238)
                       =====          =====       ======

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         THE UNITED ILLUMINATING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  AS RESTATED
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

                         THE UNITED ILLUMINATING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (THOUSANDS OF DOLLARS)
                                  AS RESTATED
                                                                         1998             1997            1996
                                                                         -----            -----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                              $45,072          $43,457         $39,045
                                                                      ------------     ------------    ------------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                         88,099           79,487          70,363
     Deferred income taxes                                                  3,074            6,804          (2,813)
     Deferred investment tax credits - net                                   (762)            (762)           (762)
     Amortization of nuclear fuel                                           6,892            5,799           5,690
     Allowance for funds used during construction                            (468)          (1,575)         (2,375)
     Amortization of deferred return                                       12,586           12,586          12,586
     Early retirement costs accrued                                             -                -          23,033
     Changes in:
             Accounts receivable - net                                    (14,889)          17,626         (43,417)
             Fuel, materials and supplies                                 (14,466)           2,863             239
             Prepayments                                                   (4,027)             211            (557)
             Accounts payable                                              (9,782)           8,404          59,241
             Interest accrued                                                 (63)          (3,569)           (671)
             Taxes accrued                                                  4,849            3,116          (4,247)
             Other assets and liabilities                                  (4,062)          (1,644)          6,078
                                                                      ------------     ------------    ------------
     Total Adjustments                                                     66,981          129,346         122,388
                                                                      ------------     ------------    ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                              112,053          172,803         161,433
                                                                      ------------     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock                                                             4,923           (6,432)             40
   Long-term debt                                                         199,636           98,500          82,500
   Notes payable                                                           49,141           26,786          10,965
   Securities redeemed and retired:
     Preferred stock                                                          (52)            (110)         (6,078)
     Long-term debt                                                      (222,348)        (151,199)        (72,895)
     Discount on preferred stock redemption                                    21               48           1,840
   Expenses of issues                                                      (1,600)          (1,500)           (442)
   Lease obligations                                                         (339)            (315)           (291)
   Dividends
     Preferred stock                                                         (202)            (206)           (410)
     Common stock                                                         (40,285)         (40,408)        (40,399)
                                                                      ------------     ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                                     (11,105)         (74,836)        (25,170)
                                                                      ------------     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Plant expenditures, including nuclear fuel                            (38,040)         (33,436)        (47,174)
    Investment in Seabrook obligation bonds                                 8,528          (34,541)        (71,084)
                                                                      ------------     ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                     (29,512)         (67,977)       (118,258)
                                                                      ------------     ------------    ------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                                  71,436           29,990          18,005
BALANCE AT BEGINNING OF PERIOD                                             53,065           23,075           5,070
                                                                      ------------     ------------    ------------
BALANCE AT END OF PERIOD                                                  124,501           53,065          23,075
LESS: RESTRICTED CASH                                                      26,812           23,392          20,094
                                                                      ------------     ------------    ------------
BALANCE: UNRESTRICTED CASH                                                $97,689          $29,673          $2,981
                                                                      ============     ============    ============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                                   $51,481          $59,441         $69,669
                                                                      ============     ============    ============
   Income taxes                                                           $42,450          $26,773         $51,415
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

                                       THE UNITED ILLUMINATING COMPANY
                                         CONSOLIDATED BALANCE SHEET
                                      DECEMBER 31, 1998, 1997 and 1996

                                                   ASSETS
                                           (Thousands of Dollars)
                                                 AS RESTATED
                                                                   1998             1997            1996
                                                                   -----            -----           ----
Utility Plant at Original Cost
  In service                                                       $1,886,930      $1,867,145      $1,843,952
  Less, accumulated provision for depreciation                        714,375         644,971         585,646
                                                              ----------------  --------------  --------------
                                                                    1,172,555       1,222,174       1,258,306

  Construction work in progress                                        33,695          25,448          40,998
  Nuclear fuel                                                         20,174          25,990          23,010
                                                              ----------------  --------------  --------------
      Net Utility Plant                                             1,226,424       1,273,612       1,322,314
                                                              ----------------  --------------  --------------

Other Property and Investments                                         37,873          32,451          26,081
                                                              ----------------  --------------  --------------

Current Assets
  Unrestricted cash and temporary cash investments                     97,689          29,673           2,981
  Restricted cash                                                      26,812          23,392          20,094
  Accounts receivable
    Customers, less allowance for doubtful
      accounts of $1,800, $1,800 and $2,300                            54,178          57,231          64,960
    Other, less allowance for doubtful accounts of
      $631, $5,397 and $6,629                                          64,240          46,298          56,195
  Accrued utility revenues                                             21,079          25,269          29,139
  Fuel, materials and supplies, at average cost                        33,613          19,147          22,010
  Prepayments                                                           7,424           3,397           3,608
  Other                                                                   154              67             110
                                                              ----------------  --------------  --------------
          Total                                                       305,189         204,474         199,097
                                                              ----------------  --------------  --------------

Deferred Charges
  Unamortized debt issuance expenses                                    9,421           6,611           6,580
  Other                                                                 1,664           5,727           1,485
                                                              ----------------  --------------  --------------
          Total                                                        11,085          12,338           8,065
                                                              ----------------  --------------  --------------

Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
  Income taxes due principally to book-tax
    differences (Note A)                                              264,811         277,350         289,672
  Connecticut Yankee                                                   42,633          51,313          64,851
  Deferred return - Seabrook Unit 1                                    12,586          25,171          37,757
  Unamortized redemption costs                                         23,468          23,027          25,063
  Unamortized cancelled nuclear project                                10,952          12,125          13,297
  Uranium enrichment decommissioning costs                              1,177           1,312           1,377
  Other                                                                 4,962           6,357           9,068
                                                              ----------------  --------------  --------------
          Total                                                       360,589         396,655         441,085
                                                              ----------------  --------------  --------------

                                                                   $1,941,160      $1,919,530      $1,996,642
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


                                       THE UNITED ILLUMINATING COMPANY
                                         CONSOLIDATED BALANCE SHEET
                                      DECEMBER 31, 1998, 1997 and 1996

                                       CAPITALIZATION AND LIABILITIES
                                           (Thousands of Dollars)
                                                 AS RESTATED
                                                                   1998             1997            1996
                                                                   -----            -----           ----
Capitalization (Note B)
  Common stock equity
    Common stock                                                     $292,006        $288,730        $284,579
    Paid-in capital                                                     2,046           1,349             772
    Capital stock expense                                              (2,182)         (2,182)         (2,182)
    Unearned employee stock ownership plan equity                     (10,210)        (11,160)              -
    Retained earnings                                                 163,847         159,344         156,299
                                                              ----------------  --------------  --------------
                                                                      445,507         436,081         439,468
  Preferred stock                                                       4,299           4,351           4,461
  Company-obligated mandatorily redeemable securities of subsidiary
    holding solely parent debentures                                   50,000          50,000          50,000
  Long-term debt
    Long-term debt                                                    757,370         746,058         826,527
    Investment in Seabrook obligation bonds                           (92,860)       (101,388)        (66,847)
                                                              ----------------  --------------  --------------
      Net long-term debt                                              664,510         644,670         759,680

          Total                                                     1,164,316       1,135,102       1,253,609
                                                              ----------------  --------------  --------------

Noncurrent Liabilities
  Connecticut Yankee contract obligation                               32,711          40,821          54,752
  Pensions accrued (Note H)                                            31,097          39,149          49,205
  Nuclear decommissioning obligation                                   23,045          17,538          12,851
  Obligations under capital leases                                     16,506          16,853          17,193
  Other                                                                 6,622           5,507           4,815
                                                              ----------------  --------------  --------------
          Total                                                       109,981         119,868         138,816
                                                              ----------------  --------------  --------------

Current Liabilities
  Current portion of long-term debt                                    66,202         100,000          69,900
  Notes payable                                                        86,892          37,751          10,965
  Accounts payable                                                     48,749          62,552          60,470
  Accounts payable - APS utility customers                             54,515          50,494          44,172
  Dividends payable                                                    10,155          10,051          10,205
  Taxes accrued                                                         9,015           4,166           1,050
  Interest accrued                                                     10,203          10,266          13,835
  Obligations under capital leases                                        348             340             315
  Other accrued liabilities                                            39,845          37,471          36,091
                                                              ----------------  --------------  --------------
          Total                                                       325,924         313,091         247,003
                                                              ----------------  --------------  --------------

Customers' Advances for Construction                                    1,867           1,878           1,888
                                                              ----------------  --------------  --------------

Regulatory Liabilities   (future amounts owed to customers
                          through the ratemaking process)
  Accumulated deferred investment tax credits                          15,623          16,385          17,147
  Other                                                                 2,065           2,356           1,811
                                                              ----------------  --------------  --------------
          Total                                                        17,688          18,741          18,958
                                                              ----------------  --------------  --------------

Deferred Income Taxes  (future tax liabilities owed
                        to taxing authorities)                        321,384         330,850         336,368

Commitments and Contingencies (Note L)
                                                              ----------------  --------------  --------------

                                                                   $1,941,160      $1,919,530      $1,996,642
                                                              ================  ==============  ==============

            The accompanying  Notes to Consolidated  Financial Statements are an integral part of the financial statements.

                                   THE UNITED ILLUMINATING COMPANY
                             CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                         FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                        (THOUSANDS OF DOLLARS)
                                              AS RESTATED



                                                            1998             1997             1996
                                                            -----            -----            ----

                    .
BALANCE, JANUARY 1                                          $159,344         $156,299         $156,380
Net income                                                    45,072           43,457           39,045
Adjustments associated with repurchase
  of preferred stock                                              21               48            1,815
                                                         ------------     ------------     ------------
      Total                                                  204,437          199,804          197,240
                                                         ------------     ------------     ------------


Deduct Cash Dividends Declared
  Preferred stock                                                201              205              330
  Common stock                                                40,389           40,255           40,611
                                                         ------------     ------------     ------------
      Total                                                   40,590           40,460           40,941
                                                         ------------     ------------     ------------


BALANCE, DECEMBER 31                                        $163,847         $159,344         $156,299
                                                         ============     ============     ============





               The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.


                         THE UNITED ILLUMINATING COMPANY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        DECEMBER 31, 1998, 1997 AND 1996
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   AS RESTATED

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

     The Company's wholly-owned subsidiary, American Payment Systems, Inc., maintains separate bank accounts for holding cash received from utility customers before the amounts are transferred to utilities. The amount of this restricted cash at December 31, 1998, 1997 and 1996 was $23.1 million, $21.1 million and $16.7 million, respectively.

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

     Operating  leases,   which  are  charged  to  operating  expense,   consist
principally of a large number of small, relatively short-term, renewable agreements for a wide variety of equipment. In addition, the Company has an operating lease for its corporate headquarters. Future minimum lease payments under this lease are estimated to be as follows:

                                                                  (000's)

                             1999                              $   6,426
                             2000                                  6,524
                             2001                                  6,837
                             2002                                  8,168
                             2003                                  9,125
                             2004-2012                            91,209
                                                                 --------
                                   Total                        $128,289
                                                                 ========

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

                         THE UNITED ILLUMINATING COMPANY

(O)  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for 1998 and 1997, as originally reported and restated, are set forth below:

                                                         OPERATING     OPERATING      NET        EARNINGS PER SHARE OF
   QUARTER                                               REVENUES       INCOME       INCOME        COMMON STOCK (1)
   -------                                               --------       ------       ------        ----------------
                                                         (000's)        (000's)      (000's)       Basic       Diluted
                                                                                                   -----       -------
1998
----

   First-Originally Reported                               $162,474     $22,677      $ 8,962        $0.64        $0.64
     Provision - APS accounts receivable                          -           -            -            -            -
     Unbilled revenue                                             -           -            -            -            -
     Deferred Taxes-Fossil Decommissioning                        -           -            -            -            -
                                                    ----------------  ----------   ----------   ----------  -----------
   First-As Restated                                       $162,474     $22,677      $ 8,962        $0.64        $0.64
                                                    ================  ==========   ==========   ==========  ===========



   Second-Originally Reported                              $159,792     $21,174      $ 5,497        $0.39        $0.39
     Provision - APS accounts receivable                          -           -        2,882         0.21         0.21
     Unbilled revenue                                             -           -            -            -            -
     Deferred Taxes-Fossil Decommissioning                        -           -            -            -            -
                                                    ----------------  ----------   ----------   ----------  -----------
   Second-As Restated                                      $159,792     $21,174      $ 8,379        $0.60        $0.60
                                                    ================  ==========   ==========   ==========  ===========



   Third-Originally Reported                               $198,601     $37,462      $26,236        $1.87        $1.87
     Provision - APS accounts receivable                          -           -            -            -            -
     Unbilled revenue                                             -           -            -            -            -
     Deferred Taxes-Fossil Decommissioning                        -           -            -            -            -
                                                    ----------------  ----------   ----------   ----------  -----------
   Third-As Restated                                       $198,601     $37,462      $26,236        $1.87        $1.87
                                                    ================  ==========   ==========   ==========  ===========



   Fourth-Originally Reported                              $165,324     $15,013      $ 1,495        $0.10        $0.10
     Provision - APS accounts receivable                          -           -            -            -            -
     Unbilled revenue                                             -           -            -            -            -
     Deferred Taxes-Fossil Decommissioning                        -           -            -            -            -
                                                    ----------------  ----------   ----------   ----------  -----------
   Fourth-As Restated (2)                                  $165,324     $15,013      $ 1,495        $0.10        $0.10
                                                    ================  ==========   ==========   ==========  ===========

                         THE UNITED ILLUMINATING COMPANY

                                                         OPERATING     OPERATING      NET        EARNINGS PER SHARE OF
   QUARTER                                               REVENUES       INCOME       INCOME        COMMON STOCK (1)
   -------                                               --------       ------       ------        ----------------
                                                         (000's)        (000's)      (000's)       Basic       Diluted
                                                                                                   -----       -------
1997
----

   First-Originally Reported                               $180,325     $22,150      $ 7,710        $0.54        $0.54
     Provision - APS accounts receivable                          -           -         (548)       (0.04)       (0.04)
     Unbilled revenue                                           592         331          331         0.02         0.02
     Deferred Taxes-Fossil Decommissioning                        -       5,683        5,683         0.41         0.41
                                                    ----------------  ----------   ----------   ----------  -----------
   First-As Restated (3)                                   $180,917     $28,164      $13,176        $0.93        $0.93
                                                    ================  ==========   ==========   ==========  ===========



   Second-Originally Reported                              $163,774     $22,692      $ 8,542        $0.61        $0.61
     Provision - APS accounts receivable                          -           -         (548)       (0.04)       (0.04)
     Unbilled revenue                                           826         463          463         0.03         0.03
     Deferred Taxes-Fossil Decommissioning                        -      (3,611)      (3,611)       (0.27)       (0.27)
                                                    ----------------  ----------   ----------   ----------  -----------
   Second-As Restated                                      $164,600     $19,544      $ 4,846        $0.33        $0.33
                                                    ================  ==========   ==========   ==========  ===========



   Third-Originally Reported                               $196,563     $38,351      $23,402        $1.68        $1.68
     Provision - APS accounts receivable                          -           -         (547)       (0.04)       (0.04)
     Unbilled revenue                                           652         365          365         0.03         0.03
     Deferred Taxes-Fossil Decommissioning                        -      (1,036)      (1,036)       (0.07)       (0.08)
                                                    ----------------  ----------   ----------   ----------  -----------
   Third-As Restated                                       $197,215     $37,680      $22,184        $1.60        $1.59
                                                    ================  ==========   ==========   ==========  ===========



   Fourth-Originally Reported                              $169,605     $21,380      $ 6,137        $0.44        $0.44
     Provision - APS accounts receivable                          -           -            -            -            -
     Unbilled revenue                                        (3,308)     (1,850)      (1,850)       (0.14)       (0.14)
     Deferred Taxes-Fossil Decommissioning                        -      (1,036)      (1,036)       (0.07)       (0.07)
                                                    ----------------  ----------   ----------   ----------  -----------
   Fourth-As Restated                                      $166,297     $18,494      $ 3,251        $0.23        $0.23
                                                    ================  ==========   ==========   ==========  ===========

                                    ------------------

(1)  Based on weighted average number of shares outstanding each quarter.

(2) Operating income, net income and earnings per share for the fourth quarter of 1998 included an after-tax charge of $8.3 million, associated with a property tax settlement. See Note (L), "Commitments and Contingencies - Property Taxes".

(3) Operating income, net income and earnings per share for the first quarter of 1997 included an after-tax credit of $6.7 million, or $.48 per share, to provide for the cumulative tax benefits associated with future fossil generation decommissioning. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for a more detailed explanation.

(P)  SEGMENT INFORMATION

     The Company has one reportable operating segment, that of regulated generation, distribution and sale of electricity. The accounting policies used for that segment do not differ from those used for nonreportable operating segments. Revenues from inter-segment transactions are not material and all of the Company's revenues are derived in the United States.

                         THE UNITED ILLUMINATING COMPANY

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
                                                       =========            =========            =========

(Q)  RESTATEMENT OF FINANCIAL RESULTS

AMERICAN PAYMENT SYSTEMS, INC. (APS) RESTATEMENTS
-------------------------------------------------

     During the third quarter of 1999, the Company has restated its financial statements for 1998, 1997 and 1996 for matters related to the timing of American Payment Systems ("APS") agency collection reserves, for certain line loss factors that affect the calculation of unbilled revenues and for cash, accounts receivable and accounts payable amounts related to APS's collection agent network. The Company had consultations with the staff of the Securities and Exchange Commission and its independent accountants in determining these restated amounts.

     During 1997 and 1996, APS agent bank accounts were not fully reconciled at the time APS balance sheet items were prepared to allow for the identification, measurement and enforcement of material claims for recovery from APS agents for defalcated amounts or from APS customers for checks returned by banks due to insufficient funds. As a result, losses associated with collection agent errors and defaults went undetected for extended periods of time. In the second quarter of 1998, the Company performed a review of the accounting records at APS and identified significantly past due agent collections of $4.9 million ($2.8 million, after-tax) that represented agent deposit shortfalls and uncollectible agent check deposits. Pursuant to the result of this review, APS increased its provision against their receivable balance by $4.9 million ($2.8 million, after-tax) in the second quarter of 1998. The Company applied similar procedures during 1996 and, based on the results, recorded a $4.5 million ($2.6 million, after-tax) increase in its provision in the fourth quarter of 1996. Due to the fact that these adjustments related to losses incurred in both current and prior periods, the Company has restated the effects of these adjustments back to the periods in which the losses occurred as shown below. The impact of the adjustments described above was to reduce retained earnings as of January 1, 1996 by $497.

     The restatement of cash, accounts receivable and accounts payable amounts related to APS's collection agent network was recorded so as to include on the Company's consolidated balance sheet amounts that had previously been recorded on a net basis.

UNBILLED REVENUE RESTATEMENT
----------------------------

     During the third quarter of 1999, the Company reviewed an adjustment of $2.7 million ($1.6 million, after-tax) made to retail operating revenues in the fourth quarter of 1997 related to the reversal of prior period overestimates of transmission line losses. The Company uses an estimated line loss factor, based upon a 24 month-moving historical line loss factor, to calculate the amount of revenue from electricity sales that is unbilled during the period and therefore should be accrued. This loss factor is applied to the known amount of electricity delivered to the Company's transmission grid from internal and external sources. Historically, this methodology provided a reasonable estimate of the amount of unbilled revenue.

                         THE UNITED ILLUMINATING COMPANY

     Beginning in the first quarter of 1996, the outages of four nuclear generating units resulted in the Company purchasing power from other sources. The electricity from other sources followed different transmission paths and exhibited different line loss characteristics than the electricity generated by the nuclear generating units. During this period of time, the Company continued to utilize the 24 month-moving average loss factor in order to smooth the impact of changes in the line loss factors in the calculation of unbilled revenue amounts.

     Based upon a review of the actual New England Power Pool line loss factors during this period and the pattern of when they occurred, the Company has restated the $1.2 million ($0.7 million, after-tax) of the adjustment made to retail operating revenues, originally recorded in the fourth quarter of 1997, to 1996.

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
                                               ========    ========    ========

     Included in restricted cash at December 31, 1998, 1997, and 1996 are amounts of $23,056, $21,063 and $16,682, respectively, representing collections by APS agents that are held in APS agent accounts prior to transmittal to the respective APS customers. In addition the Company has included in other accounts receivable at December 31, 1998, 1997 and 1996 amounts of $26,768, $23,284 and $19,903, respectively, which represent collections by APS agents not yet deposited into APS bank accounts. A corresponding accounts payable has been recorded to reflect the portions of these collections owed to APS customers, as well as the amount of restricted cash presented above. The Company had previously presented its consolidated balance sheet net of these accounts receivable and accounts payable amounts.

                         THE UNITED ILLUMINATING COMPANY

     The following table summarizes the effect of the restatements described above to restricted cash, other accounts receivable, and accounts payable - APS utility customers:


                                                                                AS OF DECEMBER 31,
                                                                           1998        1997      1996
                                                                           ----        ----      ----
                                                                                  (In Thousands)
Restricted cash, as originally reported                                  $   -       $  -      $  -
     Effect of restatement, described above                               23,056      21,063    16,681
                                                                          ------      ------    ------
Restricted cash, as restated                                             $23,056     $21,063   $16,681
                                                                          ======      ======    ======


Other accounts receivable, as originally reported (1)                    $37,472     $27,914   $38,367
     Effect of restatement, described above
        Additional accounts receivable for APS agents                     26,768      23,284    19,903
        Additional APS agent collection reserves                            -         (4,900)   (2,075)
                                                                          ------      ------    ------
Other accounts receivable, as restated                                   $64,240     $46,298   $56,195
                                                                          ======      ======    ======


Accounts payable-APS utility customers, as originally reported           $   -       $   -     $  -
     Accounts payable-APS utility customers reclassed from
        accounts payable                                                   4,691       6,147     7,588
     Effect of restatement, described above
        Restricted cash                                                   23,056      21,063    16,681
        Additional amounts owed to APS customers                          26,768      23,284    19,903
                                                                          ------      ------    ------
Accounts payable -APS utility customers, as restated                     $54,515     $50,494   $44,172
                                                                          ======      ======    ======

(1) Includes accounts receivable from APS agents originally included in other accounts receivable of $4,691,000, $6,147,000 and $7,588,000 as of December 31, 1998, 1997 and 1996, respectively.

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




/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, NY
February 12, 1999, except for Note Q,
  as to which date is November 29, 1999.

                   [LETTERHEAD OF PRICEWATERHOUSECOOPERS LLP]



                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders of The United Illuminating Company:

Our audits of the consolidated financial statements referred to in our report dated February 12, 1999, except as to the restatement of certain expense amounts described in Note Q, which is as of November 29, 1999 appearing in the 1998 Annual Report on Form 10-K/A-3 of The United Illuminating Company also included an audit of the Financial Statement Schedule on page S-1 of this Form 10-K/A-3. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, NY
February 12, 1999, except for Note Q,
  as to which the date is November 29, 1999.

                   [LETTERHEAD OF PRICEWATERHOUSECOOPERS LLP]



                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby  consent  to the  incorporation  by  reference  in these  Registration
Statements  on Form  S-3 (No.  33-50221,  No.  33-50445,  No.  33-55461  and No.
33-64003) of our report dated February 12, 1999, except as to the restatement of certain expense amounts described in Note Q, which is as of November 29, 1999, relating to the financial statements appearing in The United Illuminating Company's Annual Report on Form 10-K/A-3 for the year ended December 31, 1998.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, NY
November 29, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         THE UNITED ILLUMINATING COMPANY



Dated:    11/30/99                By:         /s/ Robert L. Fiscus
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