Form 10-Q/A
period 1999-03-31
UNITED ILLUMINATING CO
filed 1999-11-30
CIK 101265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A-2

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

     This amendment to the Quarterly Report on Form 10-Q of The United Illuminating Company (the "Company") for the quarter ended March 31, 1999 (the "Original Form 10-Q") amends and modifies the Original Form 10-Q by restating
Part I: Financial Information, Item I: Financial Statements in order to amend the "Consolidated Statement of Cash Flows" and "Consolidated Balance Sheet" to specify that they have been restated from those included in the Original Form 10-Q.

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

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                             (Thousands of Dollars)
                                   AS RESTATED
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

                               THE UNITED ILLUMINATING COMPANY
                                  CONSOLIDATED BALANCE SHEET

                                CAPITALIZATION AND LIABILITIES
                                    (Thousands of Dollars)
                                         AS RESTATED

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

                         THE UNITED ILLUMINATING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)
                                   AS RESTATED
                                                                        Three Months Ended
                                                                            March 31,
                                                                      1999              1998
                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                            $9,901           $8,962
                                                                   ------------      -----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                      22,466           21,851
     Deferred income taxes                                                (732)          (2,251)
     Deferred investment tax credits - net                                (190)            (190)
     Amortization of nuclear fuel                                        3,191            1,265
     Allowance for funds used during construction                         (461)            (159)
     Amortization of deferred return                                     3,147            3,147
     Changes in:
                   Accounts receivable - net                            11,113            4,159
                   Fuel, material and supplies                            (427)          (3,768)
                   Prepayments                                          (5,044)          (2,968)
                   Accounts payable                                    (32,481)         (14,818)
                   Interest accrued                                      3,905            2,528
                   Taxes accrued                                        14,425           11,919
                   Other assets and liabilities                         (9,818)          (2,792)
                                                                   ------------      -----------
     Total Adjustments                                                   9,094           17,923
                                                                   ------------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               18,995           26,885
                                                                   ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                             300            4,015
  Long-term debt                                                             -           99,780
  Notes payable                                                         (4,720)           7,369
  Securities redeemed and retired:
    Long-term debt                                                     (86,202)        (133,976)
  Expense of issue                                                           -             (800)
  Lease obligations                                                        (85)             (82)
  Dividends
    Preferred stock                                                        (51)             (51)
    Common stock                                                       (10,104)         (10,000)
                                                                   ------------      -----------
NET CASH USED IN FINANCING ACTIVITIES                                 (100,862)         (33,745)
                                                                   ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Plant expenditures, including nuclear fuel                           (5,784)          (8,356)
   Investment in debt securities                                         5,447            8,528
                                                                   ------------      -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       (337)             172
                                                                   ------------      -----------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                              (82,204)          (6,688)
BALANCE AT BEGINNING OF PERIOD                                         124,501           53,065
                                                                   ------------      -----------
BALANCE AT END OF PERIOD                                                42,297           46,377
LESS: RESTRICTED CASH                                                   26,503           32,709
                                                                   ------------      -----------
BALANCE: UNRESTRICTED CASH                                             $15,794          $13,668
                                                                   ============      ===========

CASH PAID DURING THE PERIOD FOR:
  Interest (net of amount capitalized)                                  $6,306          $10,626
                                                                   ============      ===========
  Income taxes                                                          $3,700           $2,900
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




Date   11/30/99          Signature          /s/ Robert L. Fiscus
    --------------                ------------------------------------------
                                                Robert L. Fiscus
                                     Vice Chairman of the Board of Directors
                                            and Chief Financial Officer