Form 10-Q/A
period 1999-06-30
UNITED ILLUMINATING CO
filed 1999-11-30
CIK 101265

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

     This amendment to the Quarterly Report on Form 10-Q of The United Illuminating Company (the "Company") for the quarter ended June 30, 1999 (the "Original Form 10-Q") amends and modifies the Original Form 10-Q by restating
Part I: Financial Information, Item I: Financial Statements in order to supplement and revise the "Consolidated Statement of Income", "Consolidated Statement of Cash Flows", "Consolidated Balance Sheet" to specify that they have been restated from those included in the Original Form 10-Q, and Note (Q) to the Notes to Consolidated Financial Statements and by restating Item 2:
"Management's Discussion and Analysis of Financial Condition and Results of Operations" in order to amend and supplement the section captioned, "Results of Operations".

                          PART I: FINANCIAL INFORMATION
                          ITEM I: FINANCIAL STATEMENTS
                         THE UNITED ILLUMINATING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        Three Months Ended               Six Months Ended
                                                                             June 30,                        June 30,
                                                                        1999           1998            1999           1998
                                                                        ----           ----            ----           ----
                                                                                         AS                             AS
                                                                                      RESTATED                       RESTATED
OPERATING REVENUES (NOTE G)                                              $164,533      $159,792        $333,200       $322,266
                                                                    --------------  ------------    ------------  -------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                       38,483        33,412          72,382         73,953
     Capacity purchased                                                     8,678         8,978          17,740         15,200
     Other                                                                 36,761        38,094          75,515         71,403
  Maintenance                                                               6,013        10,560          15,459         21,593
  Depreciation                                                             15,618        20,632          33,357         41,438
  Amortization of cancelled nuclear project,
       deferred return and regulatory tax asset                             6,464         3,439          13,490          6,879
  Income taxes (Note F)                                                    15,851        11,193          31,376         22,680
  Other taxes (Note G)                                                     11,472        12,310          25,481         25,269
                                                                    --------------  ------------    ------------  -------------
       Total                                                              139,340       138,618         284,800        278,415
                                                                    --------------  ------------    ------------  -------------
OPERATING INCOME                                                           25,193        21,174          48,400         43,851
                                                                    --------------  ------------    ------------  -------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction                         254            40             267             70
  Other-net (Note G)                                                       (2,380)          439          (2,849)           884
  Non-operating income taxes                                                1,748           905           2,639            988
                                                                    --------------  ------------    ------------  -------------
       Total                                                                 (378)        1,384              57          1,942
                                                                    --------------  ------------    ------------  -------------
INCOME BEFORE INTEREST CHARGES                                             24,815        22,558          48,457         45,793
                                                                    --------------  ------------    ------------  -------------
INTEREST CHARGES
  Interest on long-term debt                                               10,163        12,879          22,390         26,402
  Interest on Seabrook obligation bonds owned by the company               (1,711)       (1,818)         (3,422)        (3,636)
  Dividend requirement of mandatorily redeemable securities                 1,203         1,203           2,406          2,406
  Other interest (Note G)                                                     820         1,432           2,676          2,276
  Allowance for borrowed funds used during construction                      (323)         (135)           (771)          (264)
                                                                    --------------  ------------    ------------  -------------
                                                                           10,152        13,561          23,279         27,184
  Amortization of debt expense and redemption premiums                        677           618           1,291          1,268
                                                                    --------------  ------------    ------------  -------------
       Net Interest Charges                                                10,829        14,179          24,570         28,452
                                                                    --------------  ------------    ------------  -------------


NET INCOME                                                                 13,986         8,379          23,887         17,341
Premium (Discount) on preferred stock redemptions                              53           (21)             53            (21)
Dividends on preferred stock                                                   15            50              66            101
                                                                    --------------  ------------    ------------  -------------
INCOME APPLICABLE TO COMMON STOCK                                         $13,918        $8,350         $23,768        $17,261
                                                                    ==============  ============    ============  =============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                        14,049        14,021          14,045         14,004
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                      14,050        14,024          14,047         14,011

EARNINGS PER SHARE OF COMMON STOCK - BASIC AND DILUTED                      $0.99         $0.60           $1.69          $1.23

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                           $0.72         $0.72           $1.44          $1.44


      The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                              THE UNITED ILLUMINATING COMPANY
                                 CONSOLIDATED BALANCE SHEET

                                           ASSETS
                                   (Thousands of Dollars)
                                        AS RESTATED

                                                             June 30,          December 31,
                                                               1999               1998*
                                                               ----               ----
                                                            (Unaudited)
Utility Plant at Original Cost
  In service                                                   $1,512,288         $1,886,930
  Less, accumulated provision for depreciation                    517,889            714,375
                                                          ----------------    ---------------
                                                                  994,399          1,172,555

Construction work in progress                                      30,495             33,695
Nuclear fuel                                                       23,823             20,174
                                                          ----------------    ---------------
     Net Utility Plant                                          1,048,717          1,226,424
                                                          ----------------    ---------------


Other Property and Investments
  Investment in generation facility                                75,439                        -
  Nuclear decommissioning trust fund assets                        25,973             23,045
  Other                                                            18,215             14,828
                                                          ----------------    ---------------
                                                                  119,627             37,873
                                                          ----------------    ---------------

Current Assets
  Unrestricted cash and temporary cash investments                 23,180             97,689
  Restricted cash                                                  28,045             26,812
  Accounts receivable
   Customers, less allowance for doubtful
     accounts of $1,800 and $1,800                                 59,790             54,178
   Other, less allowance for doubtful accounts
     of $864 and $545                                              43,284             64,240
  Accrued utility revenues                                         25,892             21,079
  Fuel, materials and supplies, at average cost                     7,846             33,613
  Prepayments                                                       3,662              7,424
  Other                                                               409                154
                                                          ----------------    ---------------
     Total                                                        192,108            305,189
                                                          ----------------    ---------------

Deferred Charges
  Unamortized debt issuance expenses                                8,704              9,421
  Other                                                             1,962              1,664
                                                          ----------------    ---------------
     Total                                                         10,666             11,085
                                                          ----------------    ---------------

Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
  Income taxes due principally to book-tax differences            199,845            264,811
  Connecticut Yankee                                               39,397             42,633
  Deferred return - Seabrook Unit 1                                 6,293             12,586
  Unamortized redemption costs                                     22,900             23,468
  Unamortized cancelled nuclear projects                           10,366             10,952
  Uranium enrichment decommissioning cost                           1,108              1,177
  Other                                                            20,279              4,962
                                                          ----------------    ---------------
     Total                                                        300,188            360,589
                                                          ----------------    ---------------

                                                               $1,671,306         $1,941,160
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

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)
                                  AS RESTATED

                                                                   June 30,         December 31,
                                                                     1999              1998*
                                                                     ----              ----
                                                                 (Unaudited)
Capitalization (Note B)
  Common stock equity
    Common stock                                                    $292,006           $292,006
    Paid-in capital                                                    2,140              2,046
    Capital stock expense                                             (2,171)            (2,182)
    Unearned employee stock ownership plan equity                     (9,735)           (10,210)
    Retained earnings                                                167,378            163,847
                                                              ---------------    ---------------
                                                                     449,618            445,507
  Preferred stock                                                                   -     4,299
  Company-obligated mandatorily redeemable securities
   of subsidiary holding solely parent debentures                     50,000             50,000
  Long-term debt
    Long-term debt                                                   605,604            757,370
    Investment in Seabrook obligation bonds                          (87,413)           (92,860)
                                                              ---------------    ---------------
      Net long-term debt                                             518,191            664,510
                                                              ---------------    ---------------

          Total                                                    1,017,809          1,164,316
                                                              ---------------    ---------------

Noncurrent Liabilities
  Connecticut Yankee contract obligation                              29,151             32,711
  Pensions accrued (Note H)                                           25,948             31,097
  Nuclear decommissioning obligation                                  25,973             23,045
  Obligations under capital leases                                    16,322             16,506
  Other                                                                6,185              6,622
                                                              ---------------    ---------------
          Total                                                      103,579            109,981
                                                              ---------------    ---------------

Current Liabilities
  Current portion of long-term debt                                    6,806             66,202
  Notes payable                                                       48,684             86,892
  Accounts payable                                                    36,740             48,749
  Accounts payable - APS utility customers                            44,853             54,515
  Dividends payable                                                   10,115             10,155
  Taxes accrued                                                       48,936              9,015
  Interest accrued                                                    16,616             10,203
  Obligations under capital leases                                       361                348
  Other accrued liabilities                                           27,869             39,845
                                                              ---------------    ---------------
          Total                                                      240,980            325,924
                                                              ---------------    ---------------

Customers' Advances for Construction                                   1,867              1,867
                                                              ---------------    ---------------

Regulatory Liabilities (future amounts owed to customers
                        through the ratemaking process)
  Accumulated deferred investment tax credits                         15,242             15,623
  Deferred gain on sale of property                                   15,708                  4
  Other                                                                8,679              2,061
                                                              ---------------    ---------------
          Total                                                       39,629             17,688
                                                              ---------------    ---------------

Deferred Income Taxes (future tax liabilities owed                   267,442            321,384
                       to taxing authorities)
Commitments and Contingencies (Note L)
                                                              ---------------    ---------------
                                                                  $1,671,306         $1,941,160
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

                         THE UNITED ILLUMINATING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)
                                   AS RESTATED

                                                                     Three Months Ended            Six Months Ended
                                                                          June 30,                      June 30,
                                                                    1999            1998          1999           1998
                                                                    ----            ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                          $13,986         $8,379       $23,887         $17,341
                                                                --------------  -------------  ------------  --------------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                     19,252         21,897        41,718          43,748
     Deferred income taxes                                              4,547         (1,011)        3,815          (3,262)
     Deferred income taxes - generation asset sale                    (70,222)             -       (70,222)              -
     Deferred investment tax credits - net                               (191)          (191)         (381)           (381)
     Amortization of nuclear fuel                                       1,489          1,232         4,680           2,497
     Allowance for funds used during construction                        (577)          (175)       (1,038)           (334)
     Amortization of deferred return                                    3,146          3,146         6,293           6,293
     Changes in:
             Accounts receivable - net                                  4,231        (14,727)       15,344         (10,569)
             Fuel, materials and supplies                                 639         (7,794)          212         (11,562)
             Prepayments                                                8,806         (3,113)        3,762          (6,081)
             Accounts payable                                          10,810         12,127       (21,671)         (2,691)
             Interest accrued                                           2,508          5,389         6,413           7,917
             Taxes accrued                                             (9,615)       (10,000)        4,810           1,920
             Taxes accrued - generation asset sale                     35,111              -        35,111               -
             Other assets and liabilities                             (26,915)         3,987       (36,733)          1,195
                                                                --------------  -------------  ------------  --------------
     Total Adjustments                                                (16,981)        10,767        (7,887)         28,690
                                                                --------------  -------------  ------------  --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              (2,995)        19,146        16,000          46,031
                                                                --------------  -------------  ------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock                                                           269            295           569           4,310
   Long-term debt                                                           -              -             -          99,780
   Notes payable                                                      (33,488)        73,705       (38,208)         81,074
   Securities redeemed and retired:
     Preferred stock                                                   (4,299)           (52)       (4,299)            (52)
     Long-term debt                                                  (125,000)       (80,000)     (211,202)       (213,976)
   Discount (Premium) on preferred stock redemption                       (53)            21           (53)             21
   Expense of issue                                                         -              -             -            (800)
   Lease obligations                                                      (86)           (84)         (171)           (166)
   Dividends
     Preferred stock                                                      (65)           (51)         (116)           (102)
     Common stock                                                     (10,111)       (10,090)      (20,215)        (20,090)
                                                                --------------  -------------  ------------  --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (172,833)       (16,256)     (273,695)        (50,001)
                                                                --------------  -------------  ------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in unregulated businesses                              (75,092)             -       (75,092)              -
    Net cash received from sale of generation assets                  270,590              -       270,590               -
    Plant expenditures, including nuclear fuel                        (10,742)        (2,213)      (16,526)        (10,569)
    Investment in debt securities                                           -              -         5,447           8,528
                                                                --------------  -------------  ------------  --------------
NET CASH PROVIDED BY (USED IN) ACTIVITIES                             184,756         (2,213)      184,419          (2,041)
                                                                --------------  -------------  ------------  --------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                               8,928            677       (73,276)         (6,011)
BALANCE AT BEGINNING OF PERIOD                                         42,297         46,377       124,501          53,065
                                                                --------------  -------------  ------------  --------------
BALANCE AT END OF PERIOD                                               51,225         47,054        51,225          47,054
LESS: RESTRICTED CASH                                                  28,045         34,675        28,045          34,675
                                                                --------------  -------------  ------------  --------------
BALANCE: UNRESTRICTED CASH                                            $23,180        $12,379       $23,180         $12,379
                                                                ==============  =============  ============  ==============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                                $8,177         $8,824       $14,483         $19,450
                                                                ==============  =============  ============  ==============
   Income taxes                                                       $54,250        $20,150       $57,950         $23,050
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

                                                              Quarter Ended       Six Months Ended
                                                              June 30, 1998           June 30, 1998
                                                              -------------------------------------
Income applicable to common stock, as originally reported        $5,468               $14,379
Effect on net income of restatement, increase/(decrease)          2,882                 2,882
                                                              -------------       ---------------
Income applicable to common stock, as restated                   $8,350               $17,261
                                                              -------------       ---------------

Earnings per share, as originally reported
 - Basic                                                          $0.39                 $1.03
 - Diluted                                                        $0.39                 $1.03


Earnings per share, as restated
 - Basic                                                          $0.60                 $1.23
 - Diluted                                                        $0.60                 $1.23

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
--------------------------------------------------------------------- ----------

     Subsequent to the original filing of its Form 10-Q for the quarter ended June 30, 1999, the Company reviewed the periods in which it had recorded certain loss provisions for shortfalls in APS agent collections and other potentially uncollectible receivables which had originally been recorded in the second quarter of 1998 in the amount of $4.9 million.

     During 1997 and 1996, APS agent bank accounts were not fully reconciled at the time APS balance sheet items were prepared to allow for the identification, measurement and enforcement of material claims for recovery from APS agents for defalcated amounts or from APS customers for checks returned by banks due to insufficient funds. As a result, losses associated with collection agent errors and defaults went undetected for extended periods of time. In the second quarter of 1998, the Company performed a review of the accounting records at APS and identified significantly past due agent collections of $4.9 million ($2.8 million, after-tax) that represented agent deposit shortfalls and uncollectible agent check deposits. Pursuant to the result of this review, APS increased its provision against their receivable balance by $4.9 million ($2.8 million, after-tax) in the second quarter of 1998. The Company applied similar procedures during 1996 and, based on the results, recorded a $4.5 million ($2.6 million, after-tax) increase in its provision in the fourth quarter of 1996. Due to the fact that these adjustments related to losses incurred in both current and prior periods, the Company has restated the effects of these adjustments back to the periods in which the losses occurred. As a result of this review, the Company has restated $2.8 million of the loss provisions to 1997 and $2.1 million to 1996.

     The following table summarizes the effect of the restatements described above to the provision for APS losses:

                                                                     2ND QTR.
                                                                       AND
                                                                     6 MOS.
                                                                     TO DATE
                                                                      1998       1997      1996
                                                                      ----       ----      ----
                                                                           (In Thousands)
Provision for APS losses (before-tax), as originally reported       $ 4,900     $  -      $  -
     Effect of restatement, described above                          (4,900)     2,825     2,075
                                                                      -----      -----     -----
Provision for APS losses (before-tax), as restated                  $   -       $2,825    $2,075
                                                                      =====      =====     =====


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




Date     11/30/99        Signature              /s/ Robert L.Fiscus
    ----------------               -------------------------------------------
                                                    Robert L. Fiscus
                                        Vice Chairman of the Board of Directors
                                                  and Chief Financial Officer