Form 10-Q/A
period 1999-09-30
UNITED ILLUMINATING CO
filed 1999-12-01
CIK 101265

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

                                      INDEX

                          Part I. FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------

Item 1.  Financial Statements.                                               4

         Consolidated Statement of Income for the three and nine
           months ended September 30, 1999 and 1998.                         4
         Consolidated Balance Sheet as of September 30, 1999
           and December 31, 1998.                                            5
         Consolidated Statement of Cash Flows for the three and
           nine months ended September 30, 1999 and 1998.                    7

         Notes to Consolidated Financial Statements.                         8
           -   Statement of Accounting Policies                              8
           -   Capitalization                                                9
           -   Rate-Related Regulatory Proceedings                          10
           -   Short-term Credit Arrangements                               14
           -   Income Taxes                                                 15
           -   Supplementary Information                                    16
           -   Fuel Financing Obligations and Other Lease Obligations       17
           -   Commitments and Contingencies                                17
               -  Capital Expenditure Program                               17
               -  Nuclear Insurance Contingencies                           17
               -  Other Commitments and Contingencies                       17
                  - Connecticut Yankee                                      17
                  - Hydro-Quebec                                            18
                  - Environmental Concerns                                  18
                  - Site Decontamination, Demolition and Remediation Costs  19
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning      19
           -   Restatement of Financial Results                             20

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                         22

           -   Major Influences on Financial Condition                      22
           -   Recovery of Stranded Costs                                   22
           -   Capital Expenditure Program                                  23
           -   Liquidity and Capital Resources                              24
           -   Subsidiary Operations                                        25
           -   Results of Operations                                        25
           -   Looking Forward                                              32

         SIGNATURES                                                         35

     This amendment to the Quarterly Report on Form 10-Q of The United Illuminating Company (the "Company") for the quarter ended September 30, 1999 (the "Original Form 10-Q") amends and modifies the Original Form 10-Q by (a) restating Part I: Financial Information, Item I: Financial Statements in order to supplement and revise the "Consolidated Statement of Income", "Consolidated Statement of Cash Flows", "Consolidated Balance Sheet," to specify that they have been restated from those included in the Original Form 10-Q and Note (Q) to the Notes to Consolidated Financial Statements and Item 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations in order to amend and supplement the section captioned, "Results of Operations".

                          PART I: FINANCIAL INFORMATION
                          ITEM I: FINANCIAL STATEMENTS
                         THE UNITED ILLUMINATING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           Three Months Ended              Nine Months Ended
                                                                              September 30,                  September 30,
                                                                          1999           1998            1999           1998
                                                                          ----           ----            ----           ----
                                                                                                                         AS
                                                                                                                      RESTATED
OPERATING REVENUES (NOTE G)                                              $199,071      $198,601        $532,271       $520,867
                                                                    --------------  ------------    ------------   ------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                       51,433        39,701         123,815        113,654
     Capacity purchased                                                     8,428         9,124          26,168         24,324
     Other                                                                 36,560        36,384         112,075        107,787
  Maintenance                                                               5,820        10,981          21,279         32,574
  Depreciation                                                             12,375        23,247          45,732         64,685
  Amortization of cancelled nuclear project,
       deferred return and regulatory tax asset                            11,444         3,440          24,934         10,319
  Income taxes (Note F)                                                    25,910        24,448          57,286         47,128
  Other taxes (Note G)                                                     12,918        13,814          38,399         39,083
                                                                    --------------  ------------    ------------   ------------
       Total                                                              164,888       161,139         449,688        439,554
                                                                    --------------  ------------    ------------   ------------
OPERATING INCOME                                                           34,183        37,462          82,583         81,313
                                                                    --------------  ------------    ------------   ------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction                         347           (35)            614             35
  Other-net (Note G)                                                          307         1,798          (2,542)         2,682
  Non-operating income taxes                                                1,155           701           3,794          1,689
                                                                    --------------  ------------    ------------   ------------
       Total                                                                1,809         2,464           1,866          4,406
                                                                    --------------  ------------    ------------   ------------
INCOME BEFORE INTEREST CHARGES                                             35,992        39,926          84,449         85,719
                                                                    --------------  ------------    ------------   ------------
INTEREST CHARGES
  Interest on long-term debt                                                9,829        11,759          32,219         38,161
  Interest on Seabrook obligation bonds owned by the company               (1,711)       (1,817)         (5,133)        (5,453)
  Dividend requirement of mandatorily redeemable securities                 1,203         1,203           3,609          3,609
  Other interest (Note G)                                                   1,407         2,169           4,083          4,445
  Allowance for borrowed funds used during construction                      (327)         (241)         (1,098)          (505)
                                                                    --------------  ------------    ------------   ------------
                                                                           10,401        13,073          33,680         40,257
  Amortization of debt expense and redemption premiums                        594           617           1,885          1,885
                                                                    --------------  ------------    ------------   ------------
       Net Interest Charges                                                10,995        13,690          35,565         42,142
                                                                    --------------  ------------    ------------   ------------


NET INCOME                                                                 24,997        26,236          48,884         43,577
Premium (Discount) on preferred stock redemptions                            -             -                 53            (21)
Dividends on preferred stock                                                 -               50              66            151
                                                                    --------------  ------------    ------------   ------------
INCOME APPLICABLE TO COMMON STOCK                                         $24,997       $26,186         $48,765        $43,447
                                                                    ==============  ============    ============   ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                        14,056        14,028          14,049         14,012
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                      14,058        14,032          14,051         14,018

EARNINGS PER SHARE OF COMMON STOCK - BASIC AND DILUTED                      $1.78         $1.87           $3.47          $3.10

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                           $0.72         $0.72           $2.16          $2.16



         The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                             (Thousands of Dollars)

                                                             September 30,        December 31,
                                                                 1999                 1998*
                                                                 ----                 ----
                                                              (Unaudited)         AS RESTATED
Utility Plant at Original Cost
  In service                                                    $1,514,999          $1,886,930
  Less, accumulated provision for depreciation                     528,087             714,375
                                                           ----------------    ----------------
                                                                  $986,912           1,172,555

Construction work in progress                                       34,941              33,695
Nuclear fuel                                                        22,036              20,174
                                                           ----------------    ----------------
     Net Utility Plant                                          $1,043,889           1,226,424
                                                           ----------------    ----------------


Other Property and Investments
  Investment in generation facility                                 88,684                        -
  Nuclear decommissioning trust fund assets                         26,854              23,045
  Other                                                             17,602              14,828
                                                           ----------------    ----------------
                                                                   133,140              37,873
                                                           ----------------    ----------------

Current Assets
  Unrestricted cash and temporary cash investments                  18,005              97,689
  Restricted cash                                                   35,999              26,812
  Accounts receivable
   Customers, less allowance for doubtful
     accounts of $1,800 and $1,800                                  71,914              54,178
   Other, less allowance for doubtful accounts of $796 and $631     58,147              64,240
  Accrued utility revenues                                          25,401              21,079
  Fuel, materials and supplies, at average cost                      7,887              33,613
  Prepayments                                                        5,647               7,424
  Other                                                              4,341                 154
                                                           ----------------    ----------------
     Total                                                         227,341             305,189
                                                           ----------------    ----------------

Deferred Charges
  Unamortized debt issuance expenses                                 8,422               9,421
  Other                                                              3,574               1,664
                                                           ----------------    ----------------
     Total                                                          11,996              11,085
                                                           ----------------    ----------------

Regulatory Assets (future amounts due from customers
                   through the ratemaking process)
  Income taxes due principally to book-tax differences             190,213             264,811
  Connecticut Yankee                                                38,122              42,633
  Deferred return - Seabrook Unit 1                                  3,147              12,586
  Unamortized redemption costs                                      22,589              23,468
  Unamortized cancelled nuclear projects                             9,073              10,952
  Uranium enrichment decommissioning cost                            1,074               1,177
  Other                                                             20,821               4,962
                                                           ----------------    ----------------
     Total                                                         285,039             360,589
                                                           ----------------    ----------------

                                                                 1,701,405          $1,941,160
                                                           ================    ================

*Derived from audited financial statements


             The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)

                                                                September 30,       December 31,
                                                                    1999               1998*
                                                                    ----               ----
                                                                 (Unaudited)        AS RESTATED
Capitalization (Note B)
  Common stock equity
    Common stock                                                    $292,006           $292,006
    Paid-in capital                                                    2,187              2,046
    Capital stock expense                                             (2,171)            (2,182)
    Unearned employee stock ownership plan equity                     (9,497)           (10,210)
    Retained earnings                                                182,255            163,847
                                                              ---------------    ---------------
                                                                     464,780            445,507
  Preferred stock                                                       -                 4,299
  Company-obligated mandatorily redeemable securities of
    subsidiary holding solely parent debentures                       50,000             50,000
  Long-term debt
    Long-term debt                                                   605,623            757,370
    Investment in Seabrook obligation bonds                          (87,413)           (92,860)
                                                              ---------------    ---------------
      Net long-term debt                                             518,210            664,510
                                                              ---------------    ---------------

          Total                                                    1,032,990          1,164,316
                                                              ---------------    ---------------

Noncurrent Liabilities
  Connecticut Yankee contract obligation                              27,679             32,711
  Pensions accrued (Note H)                                           24,483             31,097
  Nuclear decommissioning obligation                                  26,854             23,045
  Obligations under capital leases                                    16,227             16,506
  Other                                                                5,438              6,622
                                                              ---------------    ---------------
          Total                                                      100,681            109,981
                                                              ---------------    ---------------

Current Liabilities
  Current portion of long-term debt                                    6,806             66,202
  Notes payable                                                       43,134             86,892
  Accounts payable                                                    34,080             48,749
  Accounts payable - APS utility customers                            68,337             54,515
  Dividends payable                                                   10,120             10,155
  Taxes accrued                                                       38,348              9,015
  Interest accrued                                                    14,154             10,203
  Obligations under capital leases                                       368                348
  Other accrued liabilities                                           33,395             39,845
                                                              ---------------    ---------------
          Total                                                      248,742            325,924
                                                              ---------------    ---------------

Customers' Advances for Construction                                   1,867              1,867
                                                              ---------------    ---------------

Regulatory Liabilities (future amounts owed to customers
                        through the ratemaking process)
  Accumulated deferred investment tax credits                         15,053             15,623
  Deferred gain on sale of property                                   15,745                  4
  Other                                                               17,489              2,061
                                                              ---------------    ---------------
          Total                                                       48,287             17,688
                                                              ---------------    ---------------

Deferred Income Taxes (future tax liabilities owed                   268,838            321,384
                       to taxing authorities)
Commitments and Contingencies (Note L)
                                                              ---------------    ---------------
                                                                  $1,701,405         $1,941,160
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

                         THE UNITED ILLUMINATING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30,               September 30,
                                                                  1999          1998          1999          1998
                                                                  ----          ----          ----          ----
                                                               AS RESTATED                              AS RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                     $24,997       $26,236       $48,884       $43,577
                                                            -------------  ------------  ------------  ------------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                21,200        24,419        62,918        68,167
     Deferred income taxes                                         3,023           271         6,838        (2,991)
     Deferred income taxes - generation asset sale                     -             -       (70,222)            -
     Deferred investment tax credits - net                          (190)         (190)         (571)         (571)
     Amortization of nuclear fuel                                  1,978         1,641         6,658         4,138
     Allowance for funds used during construction                   (674)         (206)       (1,712)         (540)
     Amortization of deferred return                               3,146         3,146         9,439         9,439
     Changes in:
            Accounts receivable - net                            (26,987)      (11,973)      (11,643)      (22,542)
            Fuel, materials and supplies                             (42)        1,680           170        (9,882)
            Prepayments                                           (1,985)      (21,711)        1,777       (27,792)
            Accounts payable                                      20,824       (18,168)         (847)      (20,859)
            Interest accrued                                      (2,462)       (3,853)        3,951         4,064
            Taxes accrued                                          6,967        14,269        11,777        16,189
            Taxes accrued - generation asset sale                (17,555)            -        17,556             -
            Other assets and liabilities                          15,933         1,693       (20,800)        2,888
                                                            -------------  ------------  ------------  ------------
     Total Adjustments                                            23,176        (8,982)       15,289        19,708
                                                            -------------  ------------  ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         48,173        17,254        64,173        63,285
                                                            -------------  ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock                                                      284           308           853         4,618
   Long-term debt                                                      -             -             -        99,780
   Notes payable                                                  (5,550)       (5,630)      (43,758)       75,444
   Securities redeemed and retired:
     Preferred stock                                                   -             -        (4,299)          (52)
     Long-term debt                                                    -             -      (211,202)     (213,976)
   Discount (Premium) on preferred stock redemption                    -             -           (53)           21
   Expense of issue                                                    -             -             -          (800)
   Lease obligations                                                 (88)          (86)         (259)         (252)
   Dividends
     Preferred stock                                                   -           (50)         (116)         (152)
     Common stock                                                (10,114)      (10,095)      (30,329)      (30,185)
                                                            -------------  ------------  ------------  ------------
NET CASH USED IN FINANCING ACTIVITIES                            (15,468)      (15,553)     (289,163)      (65,554)
                                                            -------------  ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in unregulated businesses                         (20,156)            -       (95,248)            -
    Net cash received from sale of generation assets                   -             -       270,590             -
    Plant expenditures, including nuclear fuel                    (9,770)       (9,047)      (26,296)      (19,616)
    Investment in debt securities                                      -             -         5,447         8,528
                                                            -------------  ------------  ------------  ------------
NET CASH (USED IN) PROVIDED BY ACTIVITIES                        (29,926)       (9,047)      154,493       (11,088)
                                                            -------------  ------------  ------------  ------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                          2,779        (7,346)      (70,497)      (13,357)
BALANCE AT BEGINNING OF PERIOD                                    51,225        47,054       124,501        53,065
                                                            -------------  ------------  ------------  ------------
BALANCE AT END OF PERIOD                                          54,004        39,708        54,004        39,708
LESS: RESTRICTED CASH                                             35,999        30,135        35,999        30,135
                                                            -------------  ------------  ------------  ------------
BALANCE: UNRESTRICTED CASH                                       $18,005        $9,573       $18,005        $9,573
                                                            =============  ============  ============  ============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                           $9,919       $13,895       $24,402       $33,345
                                                            =============  ============  ============  ============
   Income taxes                                                  $33,900       $12,100       $91,850       $35,150
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


     In addition, as a result of this review, the Company has included in restricted cash $23.1 million as of December 31, 1998 representing collections by APS agents that are held in APS agent accounts prior to transmittal to the respective APS customers. In addition, as a result of this review, the Company has included in other accounts receivable $26.8 million as of December 31, 1998 representing amounts collected by APS agents on that day which had not been deposited into APS bank accounts until a later date. A corresponding restatement of accounts payable

                         THE UNITED ILLUMINATING COMPANY
has been recorded to reflect that these receivable amounts are owed to APS customers. The Company had previously presented its consolidated balance sheet net of these accounts receivable and accounts payable amounts.

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

     The following table summarizes the effect of the restatements described above to the provision for APS losses:

                                                                  9 MOS.
                                                                 TO DATE
                                                                  1998       1997     1996
                                                                  ----       ----     ----
                                                                        (In Thousands)
Provision for APS losses (before-tax), as originally reported    $4,900     $   -    $   -
     Effect of restatement, described above                      (4,900)     2,825    2,075
                                                                  -----      -----    -----
Provision for APS losses (before-tax), as restated               $  -       $2,825   $2,075
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

An early look at 2000; continued growth of non-regulated business value
-----------------------------------------------------------------------

     On January 1, 2000, the Company will complete the restructuring process initiated by the Connecticut electric utility industry restructuring legislation in 1998. The Company's regulated business will become an electricity delivery
                                                                        --------
business. Many changes will occur in the revenue and cost structure of the regulated business, although the framework of the current Rate Plan, including the "sharing" mechanism, will continue through 2001. The regulatory restructuring decisions have not altered the Company's allowed return of 11.5% on utility equity, and they have been crafted in a manner that should not impinge on the Company's ability to achieve that return.

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