Form 10-Q
period 2000-03-31
UNITED ILLUMINATING CO
filed 2000-05-12
CIK 101265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2000

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

     The number of shares outstanding of the issuer's only class of common stock, as of March 31, 2000, was 14,334,922.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        PAGE
                                                                       NUMBER
                                                                       ------

Item 1.  Financial Statements.                                            3

         Consolidated Statement of Income for the three months
          ended March 31, 2000 and 1999.                                  3
         Consolidated Balance Sheet as of March 31, 2000 and
           December 31, 1999.                                             4
         Consolidated Statement of Cash Flows for the three months
           ended March 31, 2000 and 1999.                                 6

         Notes to Consolidated Financial Statements.                      7
           -   Statement of Accounting Policies                           7
           -   Capitalization                                             7
           -   Short-term Credit Arrangements                             8
           -   Income Taxes                                               9
           -   Supplementary Information                                 10
           -   Commitments and Contingencies                             11
               -  Capital Expenditure Program                            11
               -  Nuclear Insurance Contingencies                        11
               -  Other Commitments and Contingencies                    11
                  - Connecticut Yankee                                   11
                  - Hydro-Quebec                                         12
                  - Environmental Concerns                               12
                  - Site Decontamination, Demolition and Remediation
                     Costs                                               12
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning   13
           -   Segment Information                                       14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                      15

           -   Major Influences on Financial Condition                   15
           -   Capital Expenditure Program                               18
           -   Liquidity and Capital Resources                           18
           -   Subsidiary Operations                                     19
           -   Results of Operations                                     20
           -   Looking Forward                                           24

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.      26

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                              27

Item 4.  Submission of Matters to a Vote of Security Holders.            27

Item 6.  Exhibits and Reports on Form 8-K.                               27

         SIGNATURES                                                      28

                          PART I: FINANCIAL INFORMATION
                          ITEM I: FINANCIAL STATEMENTS
                         THE UNITED ILLUMINATING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                       (Thousands except per share amounts)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                          March 31,
                                                                    2000                1999
                                                                    ----                ----

OPERATING REVENUES (NOTE G)                                        $180,977            $168,667
                                                               -------------       -------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                 67,469              33,899
     Capacity purchased                                               1,447               9,062
     Other                                                           34,464              38,754
  Maintenance                                                         5,071               9,446
  Depreciation (Note G)                                               7,119              17,739
  Amortization of regulatory assets                                  15,804               7,026
  Income taxes (Note F)                                              13,206              15,525
  Other taxes (Note G)                                               11,741              14,009
                                                               -------------       -------------
       Total                                                        156,321             145,460
                                                               -------------       -------------
OPERATING INCOME                                                     24,656              23,207
                                                               -------------       -------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction                   181                  13
  Other-net (Note G)                                                  2,402                (469)
  Non-operating income taxes (Note F)                                  (640)                891
                                                               -------------       -------------
       Total                                                          1,943                 435
                                                               -------------       -------------
INCOME BEFORE INTEREST CHARGES                                       26,599              23,642
                                                               -------------       -------------
INTEREST CHARGES
  Interest on long-term debt                                          9,606              12,227
  Interest on Seabrook obligation bonds owned by the company         (1,618)             (1,711)
  Dividend requirement of mandatorily redeemable securities           1,203               1,203
  Other interest (Note G)                                               391               1,856
  Allowance for borrowed funds used during construction                (411)               (448)
                                                               -------------       -------------
                                                                      9,171              13,127
  Amortization of debt expense and redemption premiums                  563                 614
                                                               -------------       -------------
       Net Interest Charges                                           9,734              13,741
                                                               -------------       -------------

NET INCOME                                                           16,865               9,901
Dividends on preferred stock                                              -                  51
                                                               -------------       -------------
INCOME APPLICABLE TO COMMON STOCK                                    16,865               9,850
                                                               =============       =============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                  14,069              14,042
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                14,072              14,044

EARNINGS PER SHARE OF COMMON STOCK - BASIC AND DILUTED                $1.20               $0.70

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                     $0.72               $0.72

         The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                             (Thousands of Dollars)


                                                        March 31,        December 31,
                                                          2000              1999*
                                                          ----              -----
                                                       (Unaudited)
Utility Plant at Original Cost
  In service                                              $930,875         $1,007,065
  Less, accumulated provision for depreciation             461,855            532,409
                                                     --------------    ---------------
                                                           469,020            474,656

Construction work in progress                               26,580             25,708
Nuclear fuel                                                21,798             21,101
                                                     --------------    ---------------
     Net Utility Plant                                     517,398            521,465
                                                     --------------    ---------------


Other Property and Investments
   Investment in generation facility                        79,746             83,494
   Nuclear decommissioning trust fund assets                29,568             28,255
   Other                                                    22,030             20,098
                                                     --------------    ---------------
                                                           131,344            131,847
                                                     --------------    ---------------


Current Assets
  Unrestricted cash and temporary cash investments          21,951             39,099
   Restricted cash                                          28,919             29,223
  Accounts receivable
   Customers, less allowance for doubtful
     accounts of $1,800 and $1,800                          52,741             56,057
   Other, less allowance for doubtful accounts
     of  $525  and $508                                     63,278             53,612
  Accrued utility revenues                                  21,068             25,019
  Fuel, materials and supplies, at average cost              9,754              9,259
  Prepayments                                                6,200              3,056
  Other                                                      6,736              4,801
                                                     --------------    ---------------
     Total                                                 210,647            220,126
                                                     --------------    ---------------

Deferred Charges
  Unamortized debt issuance expenses                         8,048              8,688
  Other                                                      5,786              6,099
                                                     --------------    ---------------
     Total                                                  13,834             14,787
                                                     --------------    ---------------

Regulatory Assets (FUTURE AMOUNTS DUE FROM CUSTOMERS
                   THROUGH THE RATEMAKING PROCESS)
  Nuclear plant investments-above market                   513,149            518,268
  Income taxes due principally to book-tax differences     163,599            166,965
  Long-term purchase power contracts-above market          140,387            144,406
  Connecticut Yankee                                        35,671             37,013
  Unamortized redemption costs                              23,143             22,314
  Unamortized cancelled nuclear projects                     8,487              8,780
  Displaced worker protection costs                          5,157              5,746
  Uranium enrichment decommissioning cost                    1,031              1,040
  Other                                                     21,234              5,453
                                                     --------------    ---------------
     Total                                                 911,858            909,985
                                                     --------------    ---------------

                                                        $1,785,081         $1,798,210
                                                     ==============    ===============

*Derived from audited financial statements

         The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)


                                                              March 31,          December 31,
                                                                2000                 1999*
                                                                ----                 -----
                                                             (Unaudited)
Capitalization (Note B)
  Common stock equity
    Common stock                                                $292,006            $292,006
    Paid-in capital                                                2,320               2,253
    Capital stock expense                                         (2,170)             (2,170)
    Unearned employee stock ownership plan equity                 (9,023)             (9,261)
    Retained earnings                                            182,204             175,470
                                                       ------------------    ----------------
                                                                 465,337             458,298
  Company-obligated mandatorily redeemable securities
   of subsidiary holding solely parent debentures                 50,000              50,000
  Long-term debt
    Long-term debt                                               604,800             605,641
    Investment in Seabrook obligation bonds                      (82,635)            (87,413)
                                                       ------------------    ----------------
      Net long-term debt                                         522,165             518,228
                                                       ------------------    ----------------

          Total                                                1,037,502           1,026,526
                                                       ------------------    ----------------

Noncurrent Liabilities
  Purchase power contract obligation                             140,387             144,406
  Nuclear decommissioning obligation                              29,568              28,255
  Connecticut Yankee contract obligation                          25,565              27,056
  Pensions accrued                                                15,110              19,026
  Obligations under capital leases                                16,032              16,131
  Other                                                           10,646              10,394
                                                       ------------------    ----------------
          Total                                                  237,308             245,268
                                                       ------------------    ----------------

Current Liabilities
  Current portion of long-term debt                                  859              25,000
  Notes payable                                                   14,121              17,131
  Accounts payable                                                33,715              49,069
  Accounts payable - APS customers                                62,069              56,220
  Dividends payable                                               10,130              10,125
  Taxes accrued                                                   11,240               2,570
  Interest accrued                                                12,266               8,433
  Obligations under capital leases                                   383                 375
  Other accrued liabilities                                       42,672              39,421
                                                       ------------------    ----------------
          Total                                                  187,455             208,344
                                                       ------------------    ----------------

Customers' Advances for Construction                               1,873               1,867
                                                       ------------------    ----------------

Regulatory Liabilities (FUTURE AMOUNTS OWED TO CUSTOMERS
                        THROUGH THE RATEMAKING PROCESS)
  Accumulated deferred investment tax credits                     15,070              15,157
  Deferred gains on sale of property                              15,901              15,901
  Customer refund                                                 18,554              18,381
  Other                                                            2,924               2,543
                                                       ------------------    ----------------
          Total                                                   52,449              51,982
                                                       ------------------    ----------------

Deferred Income Taxes (FUTURE TAX LIABILITIES OWED
                       TO TAXING AUTHORITIES)                    268,494             264,223
Commitments and Contingencies (Note L)
                                                       ------------------    ----------------
                                                              $1,785,081          $1,798,210
                                                       ==================    ================

* Derived from audited financial statements

        The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                          Three Months Ended
                                                                               March 31,
                                                                        2000              1999
                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                           $16,865           $9,901
                                                                   ------------      -----------
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                      16,602           22,466
     Deferred income taxes                                               5,415             (732)
     Deferred investment tax credits - net                                 (87)            (190)
     Amortization of nuclear fuel                                        1,890            3,191
     Allowance for funds used during construction                         (592)            (461)
     CTA and SBC revenue adjustment                                     (9,528)               -
     Amortization of deferred return                                         -            3,147
     Changes in:
                   Accounts receivable - net                            (6,350)          11,113
                   Fuel, material and supplies                            (495)            (427)
                   Prepayments                                          (3,144)          (5,044)
                   Accounts payable                                     (9,505)         (32,481)
                   Interest accrued                                      3,833            3,905
                   Taxes accrued                                         8,670           14,425
                   Other assets and liabilities                          2,500           (9,818)
                                                                   ------------      -----------
     Total Adjustments                                                   9,209            9,094
                                                                   ------------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               26,074           18,995
                                                                   ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                             304              300
  Notes payable                                                         (3,010)          (4,720)
  Securities redeemed and retired:
    Long-term debt                                                     (25,750)         (86,202)
  Lease obligations                                                        (91)             (85)
  Dividends
    Preferred stock                                                          -              (51)
    Common stock                                                       (10,125)         (10,104)
                                                                   ------------      -----------
NET CASH USED IN FINANCING ACTIVITIES                                  (38,672)        (100,862)
                                                                   ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Plant expenditures, including nuclear fuel                           (9,632)          (5,784)
   Investment in debt securities                                         4,778            5,447
                                                                   ------------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                   (4,854)            (337)
                                                                   ------------      -----------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                              (17,452)         (82,204)
BALANCE AT BEGINNING OF PERIOD                                          68,322          124,501
                                                                   ------------      -----------
BALANCE AT END OF PERIOD                                                50,870           42,297
LESS: RESTRICTED CASH                                                   28,919           26,503
                                                                   ------------      -----------
BALANCE: UNRESTRICTED CASH AND TEMPORARY CASH INVESTMENTS              $21,951          $15,794
                                                                   ============      ===========

CASH PAID DURING THE PERIOD FOR:
  Interest (net of amount capitalized)                                  $2,608           $6,306
                                                                   ============      ===========
  Income taxes                                                          $2,000           $3,700
                                                                   ============      ===========



       The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

     The consolidated financial statements of the Company and its wholly-owned subsidiary, United Resources, Inc., have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 1999. Such notes are supplemented as follows:

(A)  STATEMENT OF ACCOUNTING POLICIES

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

     The weighted average AFUDC rate applied in the first three months of 2000 and 1999 was 7.5% and 7.0%, respectively, on a before-tax basis.

NUCLEAR DECOMMISSIONING TRUSTS

     External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $997,000 and $666,000 in the first three months of 2000 and 1999, respectively, into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At March 31, 2000, the Company's shares of the trust fund balances, which included accumulated earnings on the funds, were $21.7 million and $7.9 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

(B)  CAPITALIZATION

COMMON STOCK

     The Company had 14,334,922 shares of its common stock, no par value, outstanding at March 31, 2000, of which 265,434 shares were unallocated shares held by The United Illuminating Company 401(k)/Employee Stock Ownership Plan
(KSOP) and not recognized as outstanding for accounting purposes.

     In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. Options to purchase 3,500 shares of stock at an exercise price of $30 per share, 7,800 shares of stock at an exercise price of $39.5625 per share, and 5,000 shares of stock at an exercise price of $42.375 per share have been granted by the Board of Directors and remained outstanding at March 31, 2000. No options were exercised during the first quarter ended March 31, 2000.

                         THE UNITED ILLUMINATING COMPANY

     On March 22, 1999, the Company's Board of Directors approved a stock option plan for directors, officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 650,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. On June 28, 1999, the Company's shareowners approved the plan. Options to purchase 132,000 shares of stock at an exercise price of $43.21875 per share and 186,900 shares of stock at an exercise price of $39.40625 per share have been granted by the Board of Directors and remained outstanding at March 31, 2000. No options to purchase shares of the Company's common stock can be exercised without the approval of the DPUC; and, as of March 31, 2000, the Company had not requested approval by the DPUC.

     The Company has entered into an arrangement under which it loaned $11.5 million to the KSOP. The trustee for the KSOP used the funds to purchase shares of the Company's common stock in open market transactions. The shares will be allocated to employees' KSOP accounts, as the loan is repaid, to cover a portion of the Company's required KSOP contributions. The loan will be repaid by the KSOP over a twelve-year period, using the Company's contributions and dividends paid on the unallocated shares of the stock held by the KSOP. As of March 31, 2000, 265,434 shares, with a fair market value of $10.4 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

RETAINED EARNINGS RESTRICTION

     The indenture under which $200 million principal amount of Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $124.1 million were free from such limitations at March 31, 2000.

LONG-TERM DEBT

     On December 16, 1999, the Company borrowed $25 million from the Business Finance Authority of the State of New Hampshire (BFA), representing the proceeds from the issuance by the BFA of $25 million principal amount of tax-exempt Pollution Control Refunding Revenue Bonds (PCRRBs). The Company is obligated, under its borrowing agreement with the BFA, to pay to a trustee for the PCRRBs' bondholders such amounts as will be required to pay, when due, the principal of and the premium, if any, and interest on the PCRRBs. The PCRRBs will mature in 2029, and their interest rate is fixed at 5.4% for the three-year period ending December 1, 2002. At December 31,1999, these proceeds were held by a trustee and were recognized as cash and long-term debt on the Consolidated Balance Sheet. On January 15, 2000, the Company used the proceeds of this $25 million borrowing to redeem and repay $25 million of 8.0%, 1989 Series A, Pollution Control Revenue Bonds, an outstanding series of tax-exempt bonds on which the Company also had a payment obligation to a trustee for the bondholders. Expenses associated with this transaction, including redemption premiums totaling $750,000 and other expenses of approximately $417,000, were paid by the Company.

(E)  SHORT-TERM CREDIT ARRANGEMENTS

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 7, 2000. The borrowing limit of this facility is $60 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of March 31, 2000, the Company had $14 million in short-term borrowings outstanding under this facility.

                         THE UNITED ILLUMINATING COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(F) INCOME TAXES
                                                             Three Months Ended
                                                                  March 31,
                                                           2000               1999
                                                           ----               ----
                                                                   (000's)
Income tax expense consists of:

Income tax provisions:
  Current
           Federal                                           $6,862            $12,337
           State                                              1,656              3,219
                                                       -------------      -------------
              Total current                                   8,518             15,556
                                                       -------------      -------------
  Deferred
           Federal                                            4,651               (154)
           State                                                764               (578)
                                                       -------------      -------------
              Total deferred                                  5,415               (732)
                                                       -------------      -------------

  Investment tax credits                                        (87)              (190)
                                                       -------------      -------------

     Total income tax expense                               $13,846            $14,634
                                                       =============      =============

Income tax components charged as follows:
  Operating expenses                                        $13,206            $15,525
  Other income and deductions - net                             640               (891)
                                                       -------------      -------------

     Total income tax expense                               $13,846            $14,634
                                                       =============      =============


The following table details the components
 of the deferred income taxes:
     Seabrook sale/leaseback transaction                    ($1,997)           ($2,082)
     Pension benefits                                         1,548              1,525
     Accelerated depreciation                                  (353)             1,250
     Tax depreciation on unrecoverable plant investment          23              1,188
     Unit overhaul and replacement power costs                 (454)              (898)
     Conservation and load management                           (27)              (873)
     Postretirement benefits                                    (92)              (433)
     Displaced worker protection costs                         (235)                 -
     Bond redemption costs                                      184               (256)
     Cancelled nuclear plant                                   (117)              (117)
     Restructuring costs                                      2,330                  -
     SBC and CTA accrual                                      3,799                  -
     Other - net                                                806                (36)
                                                       -------------      -------------

Deferred income taxes - net                                  $5,415              ($732)
                                                       =============      =============

                         THE UNITED ILLUMINATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(G)  SUPPLEMENTARY INFORMATION

                                                                 Three Months Ended
                                                                      March 31,
                                                                 2000               1999
                                                                 ----               ----
                                                                         (000's)
Operating Revenues
------------------

     Retail                                                    $148,941           $152,391
     Wholesale                                                   18,614             13,593
     CTA and SBC revenue                                          9,528                  -
     Other                                                        3,894              2,683
                                                           -------------      -------------
          Total Operating Revenues                             $180,977           $168,667
                                                           =============      =============

Sales by Class(MWH's)
--------------------

    Retail
     Residential                                                537,082            533,768
     Commercial                                                 574,772            553,798
     Industrial                                                 277,019            269,060
     Other                                                       13,325             12,199
                                                           -------------      -------------
                                                              1,402,198          1,368,825
    Wholesale                                                   625,005            652,746
                                                           -------------      -------------
          Total Sales by Class                                2,027,203          2,021,571
                                                           =============      =============

Depreciation
------------

     Plant in Service                                            $6,121            $14,655
     Amortization of Conservation and
              Load Management Costs                                   -              2,418
     Nuclear Decommissioning                                        998                666
                                                           -------------      -------------
                                                                 $7,119            $17,739
                                                           =============      =============

Other Taxes
-----------

    Charged to:
     Operating:
        State gross earnings                                     $6,388             $5,854
        Local real estate and personal property                   3,849              6,326
        Payroll taxes                                             1,504              1,829
                                                           -------------      -------------
                                                                 11,741             14,009
     Nonoperating and other accounts                                120                134
                                                           -------------      -------------
          Total Other Taxes                                     $11,861            $14,143
                                                           =============      =============

Other Income and (Deductions) - net
-----------------------------------

     Interest income                                               $287               $667
     Equity earnings from Connecticut Yankee                        149                181
     Earnings (Loss) from subsidiary companies-before tax         2,210             (1,206)
     Miscellaneous other income and (deductions) - net             (244)              (111)
                                                           -------------      -------------
          Total Other Income and (Deductions) - net              $2,402              ($469)
                                                           =============      =============

Other Interest Charges
----------------------

     Notes Payable                                                 $312             $1,284
     Other                                                           79                572
                                                           -------------      -------------
          Total Other Interest Charges                             $391             $1,856
                                                           =============      =============

                         THE UNITED ILLUMINATING COMPANY

(L)  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM

     The Company's continuing capital expenditure program is presently estimated at $195.2 million, excluding AFUDC, for 2000 through 2004.

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

     The Nuclear Regulatory Commission requires each operating nuclear generating unit to obtain property insurance coverage in a minimum amount of $1.06 billion and to establish a system of prioritized use of the insurance proceeds in the event of a nuclear incident. The system requires that the first $1.06 billion of insurance proceeds be used to stabilize the nuclear reactor to prevent any significant risk to public health and safety and then for decontamination and cleanup operations. Only following completion of these tasks would the balance, if any, of the segregated insurance proceeds become available to the unit's owners. For each of the two operating nuclear generating units in which the Company has an interest, the Company is required to pay its ownership and/or leasehold share of the cost of purchasing such insurance. Although each of these units has purchased $2.75 billion of property insurance coverage, representing the limits of coverage currently available from conventional nuclear insurance pools, the cost of a nuclear incident could exceed available insurance proceeds. Under those circumstances, the nuclear insurance pools that provide this coverage may levy assessments against the insured owner companies if pool losses exceed the accumulated funds available to the pool. The maximum potential assessments against the Company with respect to losses occurring during current policy years are approximately $3.0 million.

OTHER COMMITMENTS AND CONTINGENCIES

                               CONNECTICUT YANKEE

     On December 4, 1996, the Board of Directors of the Connecticut Yankee Atomic Power Company (Connecticut Yankee) voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. The Company has a 9.5% stock ownership share in Connecticut Yankee. The power purchase contract under which the Company has purchased its 9.5% entitlement to the Connecticut Yankee Unit's power output permits Connecticut Yankee to recover 9.5% of all of its costs from the Company. In December of 1996, Connecticut Yankee filed decommissioning cost estimates and amendments to the power contracts with its owners with the Federal Energy Regulatory Commission (FERC). Based on regulatory precedent, this filing seeks confirmation that Connecticut Yankee will continue to collect from its owners its decommissioning costs, the unrecovered investment in the Connecticut Yankee Unit and other costs associated with the permanent shutdown of the Connecticut Yankee Unit. On August 31, 1998, a FERC Administrative Law Judge (ALJ) released an initial decision regarding Connecticut

                         THE UNITED ILLUMINATING COMPANY

Yankee's December 1996 filing. The initial decision contains provisions that would allow Connecticut Yankee to recover, through the power contracts with its owners, the balance of its net unamortized investment in the Connecticut Yankee Unit, but would disallow any return on equity for Connecticut Yankee. The ALJ's decision also states that decommissioning cost collections by Connecticut Yankee, through the power contracts, should continue to be based on a previously-approved estimate until a new, more reliable estimate has been prepared and tested. During October of 1998, Connecticut Yankee and its owners filed briefs setting forth exceptions to the ALJ's initial decision. If the initial decision is upheld by the FERC, Connecticut Yankee could be required to write off a portion of the regulatory asset on its balance sheet associated with the retirement of the Connecticut Yankee Unit. In this event, however, the Company would not be required to record any write-off on account of its 9.5% ownership share in Connecticut Yankee, because the Company has recorded its regulatory asset associated with the retirement of the Connecticut Yankee Unit net of any return on equity. On April 7, 2000, Connecticut Yankee reached a settlement agreement with the Connecticut Department of Public Utility Control and the Connecticut Office of Consumer Counsel (two of the intervenors in the FERC proceeding). Under this agreement, Connecticut Yankee would be allowed by the FERC to earn a return on equity of 6% from the date of acceptance of the settlement by the FERC. The settlement agreement also stipulates a new decommissioning cost estimate for the Connecticut Yankee Unit for purposes of FERC-approved decommissioning cost collections by Connecticut Yankee through the power contracts with the unit's owners. This agreement has been submitted to the FERC, but the Company is unable to predict, at this time, the outcome of the FERC proceeding.

     The Company's estimate of its remaining share of Connecticut Yankee costs, including decommissioning, less return of investment (approximately $10.1 million) and return on investment (approximately $3.7 million) at March 31, 2000, is approximately $25.6 million. This estimate, which is subject to ongoing review and revision, has been recorded by the Company as an obligation and a regulatory asset on the Consolidated Balance Sheet.

                                  HYDRO-QUEBEC

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which the Company has a 5.45% participating share, has a 690 megawatt equivalent capacity value; and Phase II, in which the Company has a 5.45% participating share, increased the equivalent capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. The Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of March 31, 2000, the Company's guarantee liability for this debt was approximately $6.0 million.

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

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

     The Company has estimated that the total cost of decontaminating and demolishing its Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $8.5 million had been incurred as of March 31, 2000, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 DPUC retail rate decision, beginning January 1, 1993, the Company has been recovering through retail rates $1.075 million of the remediation costs per year. The

                         THE UNITED ILLUMINATING COMPANY
remediation costs, property value and recovery from customers will be subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

     The Company is presently remediating an area of PCB contamination at a site, bordering the Mill River in New Haven, that contains transmission facilities and the deactivated English Station generation facilities. In addition, the Company is currently replacing the bulkhead that surrounds this site, at an estimated cost of $13.5 million. Of this amount, $4.2 million represents the portion of the costs to protect the Company's transmission facilities and will be capitalized as plant in service. The remaining estimated cost of $9.3 million was expensed in 1999. The Company has agreed to convey to an unaffiliated entity, Quinnipiac Energy, LLC, (QE) the entire English Station site, reserving to the Company permanent easements for the operation of its transmission facilities on the site. This transaction is subject to the parties obtaining various regulatory approvals, which are being sought. If the site is conveyed to QE, the Company will fund 61% (approximately $460,000) of the environmental remediation costs that will be incurred by QE to bring the site into compliance with applicable Connecticut minimum standards following the conveyance.

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

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $565 million (in 2000 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be approximately $99 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. The Company's share of the decommissioning payments made during the first quarter of 2000 was $0.8 million. The Company's share of the fund at March 31, 2000 was approximately $21.7 million.

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The current decommissioning cost estimate for Millstone Unit 3 is $619 million (in 2000 dollars), of which the Company's share would be approximately $23 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to a decommissioning trust fund managed by Northeast Utilities (NU). The Company's share of the Millstone Unit 3 decommissioning payments made during the first quarter of 2000 was $0.2 million. The Company's share of the fund at March 31, 2000 was approximately $7.9 million. The current decommissioning cost estimate for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit, is $498 million, of which the Company's share would be $47 million. Through March 31, 2000, $183 million has been expended for decommissioning. The projected remaining decommissioning cost is $315 million, of which the Company's share would be $30 million. The decommissioning trust fund for the Connecticut Yankee Unit is also managed by NU. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $0.6 million were funded by the Company during the first quarter of 2000, and the Company's share of the fund at March 31, 2000 was $18.6 million.

                         THE UNITED ILLUMINATING COMPANY

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

     The following table reconciles the total assets of the reportable segment with the total assets shown on the Consolidated Balance Sheet at March 31, 2000 and December 31, 1999:

                                             MARCH 31,          DECEMBER 31,
                                              2000                 1999
                                              ----                 ----
                                                        (000's)
   Total Assets - Regulated Utility         $1,785,651          $1,809,451
   Total Assets - Unregulated Subsidiaries     201,470             194,642
   Total Assets - Elimination                 (202,040)           (205,883)
                                             ---------           ---------
   Total Consolidated Assets                $1,785,081          $1,798,210
                                            ==========          =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     MAJOR INFLUENCES ON FINANCIAL CONDITION

     The Company's financial condition will continue to be dependent on the level of its utility retail sales and the Company's ability to control expenses, as well as on the performance of the non-regulated businesses of the Company's subsidiaries. The two primary factors that affect utility sales volume are economic conditions and weather. Total utility operation and maintenance expense, excluding one-time items and cogeneration capacity purchases, declined by 1.6% annually, on average, during the five years 1995-1999.

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

     In April  1998,  Connecticut  enacted  Public Act 98-28 (the  Restructuring
Act), a massive and complex statute designed to restructure the State's regulated electric utility industry. As a result of the Act, the business of generating and selling electricity directly to consumers is opened to competition. These business activities are separated from the business of delivering electricity to consumers, also known as the transmission and distribution business. The business of delivering electricity remains with the incumbent franchised utility companies (including the Company), which continue to be regulated by the DPUC as Distribution Companies. Since mid-1999, Distribution Companies have been required to separate on consumers' bills the electricity generation services component from the charge for delivering the electricity and all other charges.

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

     The Restructuring Act requires that, in order for a Distribution Company to recover any stranded costs associated with its power plants, the Company must attempt to divest its ownership interests in its nuclear-fueled power plants prior to 2004. On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, and in other regulatory dockets, the Company stated that it plans to divest its nuclear generation ownership interests (17.5% of Seabrook Unit 1 in New Hampshire and 3.685% of Millstone Station Unit 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. On April 19, 2000 the DPUC approved the Company's plan for divesting its ownership interest in Millstone Unit 3 by participation in an auction process to be conducted by a consultant selected by the DPUC. On April 26, 2000, the DPUC selected J. P. Morgan & Co. to conduct this auction, which is expected to be concluded by the end of 2000. It is currently estimated that obtaining requisite regulatory approvals of the auction results and consummating the sale will require at least an additional six months. The divestiture process for Seabrook Unit 1 has not yet been determined.

      The Company's unbundling plan also proposes to separate its ongoing regulated transmission and distribution operations and functions, that is, the Distribution Company assets and operations, from all of its unregulated operations and activities. This is to be achieved by a corporate restructuring of the Company and its unregulated subsidiaries into a holding company structure. In the holding company structure proposed, the Company will become a wholly-owned subsidiary of a holding company, and each share of the common stock of the Company will be converted into a share of common stock of the holding company. As soon as this becomes effective, all of the Company's interests in all of its operating unregulated subsidiaries will be transferred to the holding company and, to the extent new businesses are subsequently acquired or commenced, they will also be financed and owned by the holding company. In a decision dated May 19, 1999, the DPUC approved the proposed corporate restructuring. At a special meeting of the Company's shareowners, held on March 17, 2000, the shareowners voted to approve the restructuring. In an order issued March 31, 2000, the Federal Energy Regulatory Commission authorized the proposed corporate restructuring. An application is pending before the Nuclear Regulatory Commission seeking its consent to the proposed corporate restructuring.

      On March 24, 1999, the Company applied to the DPUC for a calculation of the Company's stranded costs that will be recovered by it in the future through the competitive transition assessment under the Restructuring Act. In a decision dated August 4, 1999, the DPUC determined that the Company's stranded costs total $801.3 million, consisting of $160.4 million of above-market long-term purchased power contract obligations, $153.3 million of generation-related regulatory assets (net of related tax and accounting offsets), and $487.6 million of above-market investments in nuclear generating units (net of $26.4 million of gains from generation asset sales and other offsets related to generation assets). The DPUC decision provides that these stranded cost amounts are subject to true-ups, adjustments and potential additional future offsets, including the results of the Company's divestiture of its ownership interests in Millstone Unit 3 and Seabrook Unit 1, in accordance with the Restructuring Act. The Connecticut Office of Consumer Counsel, the statutory representative of consumer interests in public utility matters, appealed to the Connecticut Superior Court from the DPUC decision, challenging the DPUC's determination of the minimum bid price to be used in the auctions of Millstone Unit 3 and Seabrook Unit 1 ownership interests. On May 2, 2000, the Company entered into a settlement agreement with the Office of Consumer Counsel and the DPUC staff resolving the issue raised in this Superior Court appeal; and the agreement has been submitted to the DPUC for its consideration and approval. If the DPUC approves the settlement agreement, the Superior Court appeal will be withdrawn.

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

     In March of 1999, the DPUC commenced a proceeding to determine what the Company's standard offer rates would be under the Restructuring Act. On July 27, 1999, the Company and Enron Capital & Trade Resources Corp. (ECTR), an affiliate of Enron Corp., of Houston, Texas (Enron) filed with the DPUC a joint stipulation and settlement proposal to resolve simultaneously all of the issues in the Company's standard offer rate proceeding. The proposal included an arrangement between the Company and ECTR whereby ECTR would supply the generation services needed by the Company to meet its standard offer obligations for the four-year standard offer period, and an assumption by ECTR of all of the Company's long-term purchased power agreement (PPA) obligations. The stipulation and settlement proposal also provided for the Company's standard offer rates at a fully-bundled level complying with the 10% reduction required by the Restructuring Act, including the generation services component of these rates, the Company's stranded costs for purposes of future recovery, the competitive transition assessment, systems benefits charge, delivery (transmission and distribution) charges, and conservation, load management and renewable energy charges. In its decision, dated October 1, 1999, on the Company's standard offer rates, the DPUC approved elements of the stipulation and settlement proposal, including the arrangements with ECTR, subject to specified changes, including changes in the level of the generation services component of customers' rates. On October 15, 1999, the Company filed its standard offer rates in compliance with the DPUC's decision, and the Company and ECTR concurrently filed a revised stipulation and settlement proposal. These filings were approved by the DPUC on December 9, 1999 and, on December 28, 1999, the Company and Enron Power Marketing, Inc. (EPMI), another affiliate of Enron, entered into a Wholesale Power Supply Agreement, a PPA Entitlements Transfer Agreement and related agreements documenting the approved four-year standard offer power supply arrangement and the assumption of all of the Company's PPAs, effective January 1, 2000. The agreements with EPMI also include a financially settled contract for differences related to certain call rights of EPMI and put rights of the Company with respect to the Company's entitlements in Seabrook Unit 1 and in Millstone Unit 3, and the Company's provision to EPMI of certain ancillary products and services associated with those nuclear entitlements, which provisions terminate at the earlier of December 31, 2003 or the date that the Company sells its nuclear interests. The agreements do not restrict the Company's right to sell to third parties the Company's ownership interests in those nuclear generation units or the generated energy actually attributable to its ownership interests. The Office of Consumer Counsel has appealed to the Connecticut Superior Court from the DPUC's standard offer decision, challenging the DPUC's determination of the Company's average fully-bundled prices in 1996 rates from which a 10% reduction is required by the Restructuring Act. The Company and the Connecticut Attorney General are contesting this court challenge of the DPUC's decision. The Company is unable to predict, at this time, the outcome of this Superior Court appeal.

                           CAPITAL EXPENDITURE PROGRAM

     The Company's 2000-2004 estimated capital expenditure program, excluding allowance for funds used during construction, is presently budgeted as follows:

                                     2000         2001         2002        2003         2004         TOTAL
                                     ----         ----         ----        ----         ----         -----
                                                                          (000's)
Nuclear Generation (1)             $ 2,817      $ 3,624      $    -      $    -       $    -       $  6,441
Distribution and Transmission       39,007       31,396       17,240      14,516       31,915       134,074
Other                                3,300           -            -           -            -          3,300
                                    ------       ------       ------      ------       ------       -------
Subtotal                            45,124       35,020       17,240      14,516       31,915       143,815

Nuclear Fuel                         8,920        6,962        2,837       8,274           -         26,993
                                    ------       ------       ------      ------       ------       -------

Total Utility Expenditures          54,044       41,982       20,077      22,790       31,915       170,808

Total Non-Regulated Business
  Expenditures                       7,788        4,564        3,864       4,038        4,167        24,421
                                    ------       ------       ------      ------       ------       -------

   Total                           $61,832      $46,546      $23,941     $26,828      $36,082      $195,229
                                   =======      =======      =======     =======      =======      ========

(1) The Connecticut Restructuring Act and decisions of the Connecticut DPUC do not allow for the capitalization of nuclear generation costs, other than for nuclear fuel, beyond 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had $50.9 million of cash and temporary cash investments, a decrease of $17.4 million from the corresponding balance at December 31, 1999. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                 (Millions)

       Balance, December 31, 1999                                   $68.3
                                                                     ----

       Net cash provided by operating activities                     26.1

       Net cash provided by (used in) financing activities:
       -   Financing activities, excluding dividend payments        (28.6)
       -   Dividend payments                                        (10.1)
       Investment in debt securities                                  4.8
       Cash invested in plant, including nuclear fuel                (9.6)
                                                                     ----

             Net Change in Cash                                     (17.4)
                                                                     ----

       Balance, March 31, 2000                                      $50.9
                                                                    =====

     The Company's capital requirements are presently projected as follows:

                                                          2000       2001      2002       2003       2004
                                                          ----       ----      ----       ----       ----
                                                                            (millions)
Cash on Hand - Beginning of Year  (1)                     $39.1     $ -       $  -       $  -       $  -
Internally Generated Funds less Dividends  (2)             78.2      81.1      83.5       90.9       71.1
                                                           ----      ----      ----       ----       ----
         Subtotal                                         117.3      81.1      83.5       90.9       71.1

Less:
Utility Capital Expenditures  (2)                          54.0      42.0      20.1       22.8       31.9
Non-Regulated Business Capital Expenditures  (2)            7.8       4.6       3.9        4.0        4.2
                                                           ----      ----      ----       ----       ----

Cash Available to pay Debt Maturities and Redemptions      55.5      34.5      59.5       64.1       35.0

Less:
Maturities and Mandatory Redemptions                         -         -      100.0      100.0         -
Optional Redemptions                                       75.0        -         -          -          -
Repayment of Short-Term Borrowings                         17.0        -         -          -          -
                                                           ----      ----     -----      -----       ----

External Financing Requirements (Surplus)  (2)            $36.5    $(34.5)   $ 40.5      $35.9     $(35.0)
                                                           ====      ====      ====       ====       ====

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

     The Company has a revolving credit agreement with a group of banks, which currently extends to December 7, 2000. The borrowing limit of this facility is $60 million. The facility permits the Company to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits the Company to borrow money for fixed periods of time specified by the Company at fixed interest rates determined by the Eurodollar interbank market in London. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of the Company and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to the Company under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of March 31, 2000, the Company had $14 million in short-term borrowings outstanding under this facility.

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

                              RESULTS OF OPERATIONS

FIRST QUARTER OF 2000 VS. FIRST QUARTER OF 1999
-----------------------------------------------

GENERAL IMPACTS OF CONNECTICUT'S RESTRUCTURING ACT ON FINANCIAL REPORTS
-----------------------------------------------------------------------

     On April 16, 1999, the Company completed the sale of its operating fossil-fueled generating plants that was required by Connecticut's electric utility industry restructuring legislation. On October 1, 1999, the Department of Public Utility Control (DPUC) issued its decision establishing the Company's standard offer customer rates, commencing January 1, 2000, at a level 10% below 1996 rates (about 6% below 1999 rates), as directed by Connecticut's Restructuring Act. As a result of these two and other associated events, the "geography" of the Company's costs, particularly with respect to comparisons between the first quarter of 2000 and the first quarter of 1999, and the quarterly pattern of revenues and earnings comparing 2000 to 1999 have changed. This particularly relates to retail pricing patterns, wholesale revenue and expense, other operating revenues, retail purchased energy and fossil fuel expenses, operation and maintenance expense, depreciation and property taxes. For example, increased purchased energy expenses are more than offset by portions of the decreases in miscellaneous operation and maintenance expense, depreciation and property taxes, due to the sale of generating plants. The results of these changes are explained below, and in the "Quarterly Earnings Pattern for 2000" portion of the LOOKING FORWARD section.

FIRST QUARTER OF 2000 VS. FIRST QUARTER OF 1999
-----------------------------------------------

     Earnings for the first quarter of 2000 were $16.9 million, or $1.20 per share (on both a basic and diluted basis), up $7.0 million, or $.50 per share, from the first quarter of 1999. Excluding a one-time item recorded in the first quarter of 1999, earnings from operations (on both a basic and diluted basis), were up $7.6 million, or $.54 per share, from the first quarter of 1999. The earnings from operations contribution of utility operations, excluding the Nuclear Division, was $.97 per share in the first quarter of 2000. The Nuclear Division contributed $.22 per share, for a total utility contribution of $1.19 per share, compared to $.71 per share in the first quarter of 1999. The Company's non-regulated businesses earned $.01 per share in the first quarter of 2000, compared to a loss of $.05 per share in the first quarter of 1999.

     The utility earnings increase was attributable to increased sales, both retail and wholesale, expense reductions, and a shift in the quarterly earnings pattern that is estimated to have added about $.20 per share to the first quarter of 2000 compared to the first quarter of 1999.

   The one-time item recorded in the first quarter of 1999 was:     EPS
   ------------------ ----------------------------------------- ---------------
   1999 Quarter 1     Purchased power expense refund                $ .12
                      Sharing due to refund                         $(.08)
   ------------------ ----------------------------------------- ---------------

Utility Earnings from Operations
--------------------------------

     Overall, retail revenue decreased by $3.5 million in the first quarter of 2000 compared to the first quarter of 1999. Retail revenues from operations decreased by $4.5 million for the reasons shown below. Retail revenues applicable to a one-time item increased by $1.0 million because of 1999 "sharing" required under the current regulatory structure as applied to the one-time item recorded in the first quarter of 1999.

---------------------------------------------------------------- -------------- ------------- ---------
                                                                     From           From
                   Retail Revenues: $ millions                     Operations      One-time     Total
---------------------------------------------------------------- -------------- ------------- ---------
   Revenue from:
---------------------------------------------------------------- -------------- ------------- ---------
     Sharing: for 1999 one-time item                                  0.0            1.0         1.0
---------------------------------------------------------------- -------------- ------------- ---------
     Estimate of operating Distribution Division component of
     "real" retail sales growth, up 1.3%                              0.7            0.0         0.7
---------------------------------------------------------------- -------------- ------------- ---------
     Estimate of operating Distribution Division component of
     "leap year day" retail sales growth, up 1.1%                     0.6            0.0         0.6
---------------------------------------------------------------- -------------- ------------- ---------
     Estimate of operating Distribution Division component of
     weather effect on retail sales                                   1.1            0.0         1.1
---------------------------------------------------------------- -------------- ------------- ---------
     Estimate of operating Distribution Division component o
     price reduction                                                 (2.8)           0.0        (2.8)
---------------------------------------------------------------- -------------- ------------- ---------
     Other retail price reduction, mix of sales and other (see
     other operating revenues)                                       (4.1)           0.0        (4.1)
---------------------------------------------------------------- -------------- ------------- ---------
            TOTAL RETAIL REVENUE                                     (4.5)           1.0        (3.5)
---------------------------------------------------------------- -------------- ------------- ---------

     Retail fuel and energy expense increased by $39.6 million in the first quarter of 2000 compared to the first quarter of 1999. The Company's operating fossil-fueled generation units were sold on April 16, 1999, and the Company receives, and will receive through 2003, its standard offer service requirements through purchased power agreements. These costs are recovered through the Generation Service Charge (GSC) portion of unbundled rates.

     Wholesale sales margin increased by $13.7 million in the first quarter of 2000 compared to the first quarter of 1999. Margin from the Nuclear Division, which was incorporated in retail rates in 1999, increased by $14.2 million. The Company's operating nuclear assets, Seabrook and Millstone 3, supply power solely to the wholesale market in 2000. Overall, the Nuclear Division produced earnings of $.22 per share in the first quarter of 2000, reflecting the wholesale sales margin less operations and maintenance and other costs, including taxes. See the LOOKING FORWARD section for more details. There was margin of $0.5 million from general wholesale activities in the first quarter of 1999.

     Other operating revenues increased by $10.7 million in the first quarter of 2000 compared to the first quarter of 1999. Accrued revenues for the Competitive Transition Assessment (CTA) and the System Benefits Charge (SBC) of $8.7 million and $0.9 million, respectively, were recorded in the first quarter of 2000. These revenues true-up the CTA and SBC equity returns to 11.5% and, as a consequence, compensate for variances in other retail revenues shown in the table above. See the LOOKING FORWARD section for more details. Other operating revenues also include transmission revenues from the New England Power Pool (NEPOOL), which increased by $1.3 million in the first quarter of 2000 compared to the first quarter of 1999, and were mostly offset by an increase in transmission operation expense.

     Operating expenses for operations, maintenance and purchased capacity decreased by $16.3 million in the first quarter of 2000 compared to the first quarter of 1999. The principal components of these expense changes include:

                                                                      $millions
--------------------------------------------------------------------- ----------
Capacity expense:
--------------------------------------------------------------------- ----------
  Cogeneration  (see Note A)                                             (7.0)
--------------------------------------------------------------------- ----------
  Other purchases                                                        (0.6)
--------------------------------------------------------------------- ----------
        TOTAL CAPACITY EXPENSE                                           (7.6)
--------------------------------------------------------------------- ----------
Operating Distribution Division O&M expense:
--------------------------------------------------------------------- ----------
  1999 fossil generation unit operating and maintenance costs            (5.6)
--------------------------------------------------------------------- ----------
  Pension and other employee benefit costs                               (3.4)
--------------------------------------------------------------------- ----------
  NEPOOL transmission expense                                             0.8
--------------------------------------------------------------------- ----------
  Other                                                                  (3.0)
--------------------------------------------------------------------- ----------
        TOTAL OPERATING DISTRIBUTION DIVISION                           (11.2)
--------------------------------------------------------------------- ----------
Other unbundled components of O&M expense:
--------------------------------------------------------------------- ----------
  Nuclear Division (see Note B)                                          (2.2)
--------------------------------------------------------------------- ----------
  Conservation and Load Management and Renewable Energy
  (see note B)                                                            4.7
--------------------------------------------------------------------- ----------
        TOTAL OTHER COMPONENTS                                            2.5
--------------------------------------------------------------------- ----------
        TOTAL O&M EXPENSE                                                (8.7)
--------------------------------------------------------------------- ----------

     Note A: The Company's wholesale purchased power agreements were assumed by Enron Power Marketing, Inc. as part of agreements for Enron to supply the power needed by the Company to meet its standard offer obligations until the end of the four-year standard offer period and the power needed to serve the Company's special contract customers for the remaining contract terms. The Company has created a regulatory asset and liability to reflect this transaction, and the regulatory asset is being amortized, on a straight line basis, as part of the CTA. The amortization for the first quarter of 2000 of about $6.7 million is included in the "Amortization of regulatory assets" line of the income statement.

     Note B: Nuclear Division operation and maintenance expenses are incurred in the production of energy for the wholesale market and are reflected in the Nuclear Division results. About $1.3 million of the reduction was due to the absence of refueling outage costs incurred in the first quarter of 1999. Conservation and load management and renewable energy costs are pass-through costs recovered in unbundled rates.

     Other taxes, primarily property taxes, decreased by $2.8 million in the first quarter of 2000 compared to the first quarter of 1999, due principally to the generating plant sale in April of 1999.

     Depreciation expense decreased by $10.6 million in the first quarter of 2000 compared to the first quarter of 1999. About $5.1 million of the decrease was due to the shifting of depreciation on nuclear plant stranded assets from depreciation expense to amortization of regulatory assets. About $2.4 million of the decrease was due to the completion of depreciation of conservation assets in the first half of 1999, and another $2.4 million was due to the generation asset sale in 1999. Other depreciation expenses decreased by $0.7 million.

     Amortization of regulatory assets increased by $8.8 million in the first quarter of 2000 compared to the first quarter of 1999. With three exceptions, these costs, as recorded in 2000, are associated solely with either the CTA or the SBC. The exceptions are described in the following two paragraphs. The CTA and SBC amortization components in the first quarter of 2000 amounted to $12.8 million (pre-tax) and were: nuclear assets (from depreciation) $5.1 million, purchased power contracts (in place of purchased power expense) $6.7 million, displaced worker costs $0.6 million, and other $0.4 million. These were partially offset by the elimination (completed in 1999) of $3.1 million (after-tax) of amortization of Seabrook Nuclear Station deferred return.

     The exceptions noted in the previous paragraph are amortizations that apply to the operating Distribution Division. They include the amortization of Retail Access assets, $0.4 million (pre-tax), and accelerated amortizations (both scheduled and "sharing" amortization). On December 31, 1996, the Connecticut Department of Public Utility Control issued an order that implemented a five-year Rate Plan to reduce the Company's retail prices and accelerate the recovery of certain "regulatory assets." According to the Rate Plan, under which the Company is currently operating, "accelerated" amortization of past utility investments is scheduled for every year that the Rate Plan is in effect, contingent upon the Company earning a 10.5% return on utility common stock equity. Beginning in 2000, these accelerated amortizations are charged to the operating Distribution Division, although they reduce CTA plant costs and rate base. About $2.2 million (after-tax) of accelerated amortization was charged in the first quarter of 2000, compared to about $3.0 million (after-tax) in 1999, for a decrease of $0.8 million.

     The Company can also incur additional accelerated amortization expense as a result of the "sharing" mechanism in the Rate Plan if the Company achieves a return on utility common stock equity above 11.5%, which the Company did achieve during the third and fourth quarters of 1999. One-time items recorded against the return on utility common stock equity, before the Company achieves the 11.5%, are recorded with an appropriate "sharing" effect if the Company projects, at that time, that there will be total "sharing" for the year adequate to cover the "sharing" for the one-time item. Such "sharing" amortization was recorded in the first quarter of 1999, in the amount of $1.0 million before-tax ($0.6 million after-tax), as a result of the one-time gain recorded in that quarter.

     Interest charges for the regulated business continued on a downward trend, decreasing by $6.0 million in the first quarter of 2000 compared to the first quarter of 1999, partly offset by an increase of $2.0 million in interest charges for non-regulated subsidiaries. Most of the reduction in utility interest charges occurred after the generation asset sale, which was completed on April 16, 1999. The Company used proceeds received from the sale of plant to pay off $205 million of debt. The decrease in utility interest charges was applied to the various unbundled components in 2000.

Non-regulated Business Earnings from Operations
-----------------------------------------------

     Overall, the consolidated non-regulated businesses operating under the parent United Resources, Inc. (URI), after corporate parent-allocated interest, earned approximately $0.1 million, or $.01 per share, in the first quarter 2000, compared to losses of about $0.7 million, or $.05 per share, in the first quarter of 1999.

     The results of each of the subsidiaries of URI for the first quarter of 2000 reflects the allocation of debt costs from the parent based on a capital structure, including an equity component, and interest rate, deemed to be appropriate for that type of business. American Payment Systems, Inc. (APS) earned approximately $0.7 million, or $.05 per share, in the first quarter of 2000, reflecting an increase of $0.6 million, or $.04 per share, over the first quarter of 1999. Precision Power, Inc. (PPI) lost approximately $0.3 million, or $.02 per share, in the first quarter of 2000, compared to a loss of approximately $0.5 million, or $.03 per share, in the first quarter of 1999. The improvement was the result of cost reduction efforts and the acquisition of Allan Electric Company, Inc., despite expected seasonably low business activity at Allan.

     On May 11, 1999, the Company's non-regulated subsidiary, United Bridgeport Energy, Inc. (UBE), increased its 4% passive investment in Bridgeport Energy LLC
(BE) to 33 1/3%. The second phase of BE's merchant wholesale electric generating project went into commercial operation in July 1999, adding 180 megawatts of generation capacity for a total of 520 megawatts. UBE lost approximately $1.0 million, or $.07 per share, in the first quarter of 2000, as a result of a shutdown to repair the steam turbine and to make modifications to the combustion turbine. These repairs and modifications are expected to be completed by the end of May. United Capital Investment, Inc. earned approximately $1.0 million, or $.07 per share, in the first quarter of 2000, compared to a loss of about $0.4 million, or $.03 per share, in the first quarter of 1999. The improvement reflects unrealized gains on an investment in a venture capital fund that is valued at its market value at the end of each quarter.

                                 LOOKING FORWARD

(THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CURRENTLY EXPECTED. READERS ARE CAUTIONED THAT THE COMPANY REGARDS SPECIFIC NUMBERS AS ONLY THE "MOST LIKELY" TO OCCUR WITHIN A RANGE OF POSSIBLE VALUES.)

Five-year Rate Plan
-------------------

     On December 31, 1996, the Connecticut  Department of Public Utility Control
(DPUC) issued an order (the Order) that implemented a five-year regulatory framework (Rate Plan) to reduce the Company's retail prices and accelerate the recovery of certain "regulatory assets," beginning with deferred conservation costs. The Company has operated under the terms of this Order since January 1, 1997. The Order's schedule of price reductions and accelerated amortizations was based on a DPUC pro-forma financial analysis that anticipated the Company would be able to implement such changes and earn an allowed annual return on common stock equity invested in utility assets of 11.5% over the period 1997 through 2001. The Order established a set formula to share (see "Sharing Implementation" below) any utility income that would produce a return above the 11.5% level: one-third to be applied to customer price reductions, one-third to be applied to additional amortization of regulatory assets, and one-third to be retained by shareowners. Utility income is inclusive of earnings from operations and one-time items.

Sharing Implementation
----------------------

     "Sharing", in 2000, will result only if the regulated operating Distribution Division exceeds its allowed return of 11.5% on utility common stock equity. The operating Distribution Division is expected to realize about 40-50% of its pre-sharing earnings in the third quarter of each year. It will not likely ever exceed the sharing level of utility earnings before the third quarter of any year that "sharing" is in effect. Assuming the sharing level of earnings is exceeded in the third quarter of a particular year, then all positive utility earnings recorded in the fourth quarter of that year will be subject to "sharing."

A look at 2000; continued growth of non-regulated business value
----------------------------------------------------------------

     On January 1, 2000, the Company completed the restructuring process required by the Connecticut electric utility industry restructuring legislation in 1998 and its regulated business became an electricity delivery business. All customers are now seeing at least a 10% reduction in their electric rates from 1996 levels.

     The framework of the current Rate Plan, including the "sharing" mechanism, is expected to continue through 2001. Regulatory decisions during 1999 did not alter the Company's allowed return of 11.5% on utility equity, and did not impinge on the Company's ability to achieve that return.

     On January 24, 2000, the Company estimated its year 2000 earnings would be in the range of $3.60-$3.80 per share. Following better than expected first quarter 2000 earnings from both the regulated and non-regulated businesses and experience with the new regulated pricing structure that became effective January 1, 2000, the Company is now revising its full year 2000 earnings estimate upwards, to $3.95-$4.10 per share.

     If the Company were to earn 11.5% on utility equity in the regulated business, including the Nuclear Division, that level of earnings would generate $3.35-$3.45 per share. In addition, continued operation of the Company's nuclear entitlements at the high availability rates experienced in the first quarter of 2000 would produce additional earnings.

     Sharing will be greatly reduced from the 1999 levels, due to mandates in the restructuring legislation. The Company expects sharing to contribute no more than $.20-$.25 per share in 2000.

     The Company's non-regulated businesses, under the parent URI, are expected to contribute $.25-$.30 per share to earnings in 2000. This is an improvement from previous expectations. URI's wholly-owned subsidiary, American Payment Systems, Inc., is expected to contribute about half of this total, and United Bridgeport Energy, Inc. should add $.05-$.10 per share. Precision Power, Inc. and the other URI subsidiaries will contribute the rest. As a result of management's continued confidence in the potential of the non-regulated businesses, the Company is evaluating further investments in this area. However, additional near-term losses could be incurred due to these new growth initiatives, if the potential for future benefits warrants such losses.

Quarterly Earnings Pattern for 2000
-----------------------------------

     The quarterly earnings pattern for 2000 will be somewhat smoother than the earnings pattern for 1999. The primary reason is the new regulated utility pricing structure set by the Department of Public Utility Control (DPUC), effective January 1, 2000, to implement standard offer customer rates at a level 10% below 1996 rates.

     Overall, the implementation of the new rates will produce a retail price reduction of about 6% compared to 1999 retail revenues, excluding any further reduction resulting from earnings sharing. In 2000, all of the unbundled rate components, except for the component attributable to the operating Distribution Division, reflect fixed pricing within each rate class. That is, the seasonality previously associated with historical underlying costs of those rate components, the largest of which is the Competitive Transition Assessment (CTA) for recovery of stranded costs, has been eliminated. Only the operating Distribution Company component maintains a seasonal pricing structure, and that component is expected to produce an average price for the year of about 4.2 cents per kilowatthour.

     The Company earns the allowed 11.5% return on the equity portions of CTA and the System Benefits Charge (SBC) rate base (the latter is minimal). For the most part, the regulatory assets that are being recovered through the CTA are being amortized on a straight-line basis. If CTA revenues do not produce the allowed return, then deferred accounting is used to "true-up" to the allowed return. This true-up adjusts for sales volume fluctuations as well as pricing factors. A similar adjustment, on a much less significant scale, applies to the SBC component. The generation service, conservation and renewables charges are pass-through charges. The only retail sales volume fluctuations that flow to net income are those that apply to the operating Distribution Division component of rates. Thus, a 1% sales volume increase will produce additional sales margin of about $2.4 million in 2000, whereas it produced additional sales margin of about $6.0 million in 1999.

     The other utility earnings component that can vary significantly is the Nuclear Division component. The Company's operating nuclear assets, Seabrook and Millstone 3, supply power solely to the wholesale market in 2000. Unit outages, whether scheduled or unscheduled, will result in lowered sales, and unscheduled outages could result in higher maintenance expenses. For 2000, Seabrook is currently scheduled to be out-of-service for refueling in the fourth quarter for about 29 days, and will show lower earnings in that period. The Company plans to divest its nuclear generation ownership interests by the end of 2003, if not sooner, in accordance with the restructuring legislation.

     The following is a representation of the possible quarterly earnings from operations pattern for currently expected 2000 results, compared to a normalized pattern for 1999. Actual 2000 results may vary depending on changes due to weather, economic conditions, sales mix (the usage pattern of the Distribution Division's retail customers) and the Company's ability to control expenses, as well as the performance of the non-regulated businesses and other unanticipated events.

     The Company's current overall estimate of earnings per share from operations for 2000 is $3.95-$4.10. Significant variability could occur each quarter and still produce earnings within that range. The Company has made range estimates of quarterly results for 2000 as follows:

     Earnings per share from operations:
                                         Estimated               Actual
                      Quarter            2000 Range               1999
                      -------            ----------               ----
                         1               $1.20 (Actual)           $ .66
                         2               $ .88 - $1.00              .99
                         3               $1.22 - $1.43             1.78
                         4               $ .50 -   .62              .24
                                                                   ----
                                                                  $3.67

     Quarterly range estimates are not additive, that is, adding the low range numbers produces a result that is lower than the Company's low estimate for the year. The sums of the low and high range values should not be construed to represent any estimate other than the Company's annual estimate of $3.95-$4.10 per share.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company believes that it has no material quantitative or qualitative exposure to market risk associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     In the arbitration proceeding and lawsuits against Northeast Utilities and its subsidiaries (NU) with respect to their operation of Millstone Unit 3, described in Item 2, "Properties-Nuclear Generation" of the Registrant's Annual Report (Form 10-K) for the fiscal year ended December 31, 1999, four additional non-NU joint owners, who together own about 1 2/3% of the unit, have settled their claims against NU and have withdrawn from the prosecution of the arbitration proceeding and lawsuits. The Registrant and two other non-NU joint owners, who together own about 6 1/3% of the unit, continue to prosecute the arbitration proceeding and lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     See the Registrant's Current Report (Form 8-K) filed March 22, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          Exhibit
         Table Item             Exhibit
          Number                Number                                     Description
         ----------             -------                                    -----------

           (10)                   10.8e       Copy of Agreement  for  Extension  of  Transmission  Line  Agreement,
                                              dated February 9,  2000, between The United Illuminating  Company and
                                              National  Railroad  Passenger  Corporation,  regarding  extension  of
                                              Transmission  Line  Agreement,  Exhibit 10.8a*,  as supplemented  and modified by Exhibit 10.8c**.

          (12), (99)              12          Statement Showing  Computation of Ratios of Earnings to Fixed Charges
                                              and Ratios of Earnings to Combined Fixed Charges and Preferred  Stock
                                              Dividend Requirements (Twelve Months Ended March 31,  2000 and Twelve
                                              Months Ended December 31, 1999, 1998, 1997, 1996 and 1995).

          (27)                    27          Financial Data Schedule.

* Filed with Registration Statement No. 2-60849, effective July 24, 1978 (Exhibit 5.4)
** Filed with Annual Report (Form 10-K) for fiscal year ended December 31, 1991 (Exhibit 10.9c)



     (b) Reports on Form 8-K.

         Item       Financial
         Reported   Statement     Date of Report
         --------   ---------     --------------
             5        None        March 17, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE UNITED ILLUMINATING COMPANY




Date   05/12/2000      Signature           /s/ Robert L. Fiscus
     -------------              ------------------------------------------------
                                               Robert L. Fiscus
                                Vice Chairman of the Board of Directors,
                                Chief Financial Officer, Treasurer and Secretary