Form 10-Q
period 2000-06-30
UNITED ILLUMINATING CO
filed 2000-08-14
CIK 101265

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIE
         EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------   -------------


         Commission    Registrant; State of Incorporation;   I. R. S. Employer
         File Number   Address; and Telephone Number         Identification No.

          1-6788       THE UNITED ILLUMINATING COMPANY           06-0571640
                       (a Connecticut Corporation)
                       157 Church Street
                       New Haven, Connecticut 06506
                       Telephone: (203) 499-2000

          1-15995      UIL HOLDINGS CORPORATION                  06-1541045
                       (a Connecticut Corporation)
                       157 Church Street
                       New Haven, Connecticut 06506
                       Telephone: (203) 499-2000

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

     The number of shares outstanding of the issuer's only class of common stock, as of June 30, 2000, was 14,334,922.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

Item 1.  Financial Statements.                                               3

         Consolidated Statement of Income for the three and
           six months ended June 30, 2000 and 1999.                          3
         Consolidated Balance Sheet as of June 30, 2000 and
           December 31, 1999.                                                4
         Consolidated Statement of Cash Flows for the three and
           six months ended June 30, 2000 and 1999.                          6

         Notes to Consolidated Financial Statements.                         7

           -   Statement of Accounting Policies                              7
           -   Capitalization                                                8
           -   Short-term Credit Arrangements                                9
           -   Income Taxes                                                 10
           -   Supplementary Information                                    11
           -   Commitments and Contingencies                                12
               -  Capital Expenditure Program                               12
               -  Nuclear Insurance Contingencies                           12
               -  Other Commitments and Contingencies                       12
                  - Connecticut Yankee                                      12
                  - Hydro-Quebec                                            13
                  - Environmental Concerns                                  13
                  - Site Decontamination, Demolition and Remediation Costs  13
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning      14
           -   Segment Information                                          15

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                         16

           -   Major Influences on Financial Condition                      16
           -   Capital Expenditure Program                                  19
           -   Liquidity and Capital Resources                              19
           -   Subsidiary Operations                                        21
           -   Results of Operations                                        21
           -   Looking Forward                                              28

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.         30

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                 31

Item 4.  Submission of Matters to a Vote of Security Holders.               31

Item 6.  Exhibits and Reports on Form 8-K.                                  32

         SIGNATURES                                                         33

                          PART I: FINANCIAL INFORMATION
                          ITEM I: FINANCIAL STATEMENTS
                         THE UNITED ILLUMINATING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        Three Months Ended            Six Months Ended
                                                                             June 30,                     June 30,
                                                                        2000          1999           2000          1999
                                                                        ----          ----           ----          ----
OPERATING REVENUES (NOTE G)                                             $164,012      $164,533       $344,989      $333,200
                                                                     ------------  ------------   ------------  ------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                      72,870        38,483        140,339        72,382
     Capacity purchased                                                    1,457         8,678          2,904        17,740
     Other                                                                33,535        36,761         67,999        75,515
  Maintenance                                                              5,748         6,013         10,819        15,459
  Depreciation (Note G)                                                    7,127        15,618         14,246        33,357
  Amortization (deferral) of regulatory assets                            (9,211)        6,464          6,593        13,490
  Income taxes (Note F)                                                   15,692        15,851         28,898        31,376
  Other taxes (Note G)                                                    10,128        11,472         21,869        25,481
                                                                     ------------  ------------   ------------  ------------
       Total                                                             137,346       139,340        293,667       284,800
                                                                     ------------  ------------   ------------  ------------
OPERATING INCOME                                                          26,666        25,193         51,322        48,400
                                                                     ------------  ------------   ------------  ------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction                        244           254            425           267
  Other-net (Note G)                                                        (709)       (2,380)         1,693        (2,849)
  Non-operating income taxes  (Note F)                                     1,574         1,748            934         2,639
                                                                     ------------  ------------   ------------  ------------
       Total                                                               1,109          (378)         3,052            57
                                                                     ------------  ------------   ------------  ------------
INCOME BEFORE INTEREST CHARGES                                            27,775        24,815         54,374        48,457
                                                                     ------------  ------------   ------------  ------------
INTEREST CHARGES
  Interest on long-term debt                                               9,513        10,163         19,119        22,390
  Interest on Seabrook obligation bonds owned by the company              (1,617)       (1,711)        (3,235)       (3,422)
  Dividend requirement of mandatorily redeemable securities                1,203         1,203          2,406         2,406
  Other interest (Note G)                                                    635           820          1,026         2,676
  Allowance for borrowed funds used during construction                     (331)         (323)          (742)         (771)
                                                                     ------------  ------------   ------------  ------------
                                                                           9,403        10,152         18,574        23,279
  Amortization of debt expense and redemption premiums                       576           677          1,139         1,291
                                                                     ------------  ------------   ------------  ------------
       Net Interest Charges                                                9,979        10,829         19,713        24,570
                                                                     ------------  ------------   ------------  ------------


NET INCOME                                                                17,796        13,986         34,661        23,887
Premium on preferred stock redemptions                                         -            53              -            53
Dividends on preferred stock                                                   -            15              -            66
                                                                     ------------  ------------   ------------  ------------
INCOME APPLICABLE TO COMMON STOCK                                        $17,796       $13,918        $34,661       $23,768
                                                                     ============  ============   ============  ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                       14,076        14,049         14,073        14,045
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                     14,079        14,050         14,075        14,047

EARNINGS PER SHARE OF COMMON STOCK - BASIC AND DILUTED                     $1.26         $0.99          $2.46         $1.69

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                          $0.72         $0.72          $1.44         $1.44


              The accompanying Notes to Consolidated Financial
         Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                             (Thousands of Dollars)

                                                   June 30,        December 31,
                                                     2000              1999*
                                                     ----              -----
                                                 (Unaudited)
Utility Plant at Original Cost
  In service                                         $933,194        $1,007,065
  Less, accumulated provision for depreciation        467,627           532,409
                                                 -------------    --------------
                                                      465,567           474,656

Construction work in progress                          29,128            25,708
Nuclear fuel                                           24,157            21,101
                                                 -------------    --------------
     Net Utility Plant                                518,852           521,465
                                                 -------------    --------------


Other Property and Investments
   Investment in generation facility                   91,361            83,494
   Nuclear decommissioning trust fund assets           31,265            28,255
   Other                                               15,735            20,098
                                                 -------------    --------------
                                                      138,361           131,847
                                                 -------------    --------------


Current Assets
  Unrestricted cash and temporary cash investments      5,330            39,099
   Restricted cash                                     26,615            29,223
  Accounts receivable
   Customers, less allowance for doubtful
     accounts of $1,500 and $1,800                     56,329            56,057
   Other, less allowance for doubtful accounts
     of $709 and $508                                  77,986            53,612
  Accrued utility revenues                             23,327            25,019
  Fuel, materials and supplies, at average cost         9,682             9,259
  Prepayments                                           3,453             3,056
  Other                                                 7,068             4,801
                                                 -------------    --------------
     Total                                            209,790           220,126
                                                 -------------    --------------

Deferred Charges
  Goodwill                                             15,181             4,827
  Unamortized debt issuance expenses                    7,760             8,688
  Other                                                   613             1,272
                                                 -------------    --------------
     Total                                             23,554            14,787
                                                 -------------    --------------

Regulatory Assets (FUTURE AMOUNTS DUE FROM CUSTOMERS
                   THROUGH THE RATEMAKING PROCESS)
  Nuclear plant investments-above market              508,029           518,268
  Income taxes due principally to book-tax
    differences                                       160,221           166,965
  Long-term purchase power contracts-above market     136,367           144,406
  Connecticut Yankee                                   34,125            37,013
  Unamortized redemption costs                         22,855            22,314
  Unamortized cancelled nuclear projects                8,194             8,780
  Displaced worker protection costs                     4,585             5,746
  Uranium enrichment decommissioning cost               1,011             1,040
  Other                                                31,018             5,453
                                                 -------------    --------------
     Total                                            906,405           909,985
                                                 -------------    --------------

                                                   $1,796,962        $1,798,210
                                                 =============    ==============
*Derived from audited financial statements

               The accompanying Notes to Consolidated Financial
         Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                           CONSOLIDATED BALANCE SHEET

                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)

                                                                   June 30,         December 31,
                                                                     2000              1999*
                                                                     ----              -----

                                                                 (Unaudited)
Capitalization (Note B)
  Common stock equity
    Common stock                                                      $292,006           $292,006
    Paid-in capital                                                      2,344              2,253
    Capital stock expense                                               (2,170)            (2,170)
    Unearned employee stock ownership plan equity                       (8,785)            (9,261)
    Retained earnings                                                  189,866            175,470
                                                                ---------------    ---------------
                                                                       473,261            458,298
  Company-obligated mandatorily redeemable securities of
   subsidiary holding solely parent company debentures                  50,000             50,000
  Long-term debt
    Long-term debt                                                     604,819            605,641
    Investment in Seabrook obligation bonds                            (82,635)           (87,413)
                                                                ---------------    ---------------
      Net long-term debt                                               522,184            518,228
                                                                ---------------    ---------------

          Total                                                      1,045,445          1,026,526
                                                                ---------------    ---------------

Noncurrent Liabilities
  Purchase power contract obligation                                   136,365            144,406
  Nuclear decommissioning obligation                                    31,265             28,255
  Connecticut Yankee contract obligation                                23,925             27,056
  Pensions accrued                                                      11,196             19,026
  Obligations under capital leases                                      15,932             16,131
  Other                                                                 10,689             10,394
                                                                ---------------    ---------------
          Total                                                        229,372            245,268
                                                                ---------------    ---------------

Current Liabilities
  Current portion of long-term debt                                        859             25,000
  Notes payable                                                         14,262             17,131
  Accounts payable                                                      36,203             49,069
  Accounts payable - APS customers                                      59,105             56,220
  Dividends payable                                                     10,135             10,125
  Taxes accrued                                                         12,488              2,570
  Interest accrued                                                      16,204              8,433
  Obligations under capital leases                                         390                375
  Other accrued liabilities                                             55,928             39,421
                                                                ---------------    ---------------
          Total                                                        205,574            208,344
                                                                ---------------    ---------------

Customers' Advances for Construction                                     1,872              1,867
                                                                ---------------    ---------------

Regulatory Liabilities (FUTURE AMOUNTS OWED TO CUSTOMERS
                        THROUGH THE RATEMAKING PROCESS)
  Accumulated deferred investment tax credits                           14,984             15,157
  Deferred gains on sale of property                                    15,901             15,901
  Customer refund                                                       12,640             18,381
  Other                                                                  3,623              2,543
                                                                ---------------    ---------------
          Total                                                         47,148             51,982
                                                                ---------------    ---------------

Deferred Income Taxes (FUTURE TAX LIABILITIES OWED
                       TO TAXING AUTHORITIES)                          267,551            264,223
Commitments and Contingencies (Note L)
                                                                ---------------    ---------------
                                                                    $1,796,962         $1,798,210
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

                         THE UNITED ILLUMINATING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                 Three Months Ended          Six Months Ended
                                                                      June 30,                    June 30,
                                                                 2000          1999          2000          1999
                                                                 ----          ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                     $17,796       $13,986       $34,661       $23,887
                                                            -------------  ------------  ------------  ------------
  Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                                17,024        19,252        33,626        41,718
     Deferred income taxes                                           211         4,547         5,626         3,815
     Deferred income taxes - generation asset sale                     -       (70,222)            -       (70,222)
     Deferred investment tax credits - net                           (86)         (191)         (173)         (381)
     Amortization of nuclear fuel                                  1,903         1,489         3,793         4,680
     Allowance for funds used during construction                   (575)         (577)       (1,167)       (1,038)
     CTA and SBC expense deferral                                (15,488)            -       (25,016)            -
     Amortization of deferred return                                   -         3,146             -         6,293
     Changes in:
            Accounts receivable - net                            (18,296)        2,532       (24,646)       15,344
            Fuel, materials and supplies                              72           639          (423)          212
            Prepayments                                            2,747         8,806          (397)        3,762
            Accounts payable                                        (476)       12,509        (9,981)      (21,671)
            Interest accrued                                       3,938         2,508         7,771         6,413
            Taxes accrued                                          1,248        (9,615)        9,918         4,810
            Taxes accrued - generation asset sale                      -        35,111             -        35,111
            Other assets and liabilities                          (6,060)      (26,915)       (3,560)      (36,733)
                                                            -------------  ------------  ------------  ------------
     Total Adjustments                                           (13,838)      (16,981)       (4,629)       (7,887)
                                                            -------------  ------------  ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                3,958        (2,995)       30,032        16,000
                                                            -------------  ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock                                                      262           269           566           569
   Notes payable                                                     141       (33,488)       (2,869)      (38,208)
   Securities redeemed and retired:
     Preferred stock                                                   -        (4,299)            -        (4,299)
     Long-term debt                                                    -      (125,000)      (25,750)     (211,202)
   Premium on preferred stock redemptions                              -           (53)            -           (53)
   Lease obligations                                                 (93)          (86)         (184)         (171)
   Dividends
     Preferred stock                                                   -           (65)            -          (116)
     Common stock                                                (10,130)      (10,111)      (20,255)      (20,215)
                                                            -------------  ------------  ------------  ------------
NET CASH USED IN FINANCING ACTIVITIES                             (9,820)     (172,833)      (48,492)     (273,695)
                                                            -------------  ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in unregulated businesses                               -       (75,092)            -       (75,092)
    Net cash received from sale of generation assets                   -       270,590             -       270,590
    Plant expenditures, including nuclear fuel                   (13,063)      (10,742)      (22,695)      (16,526)
    Investment in debt securities                                      -             -         4,778         5,447
                                                            -------------  ------------  ------------  ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (13,063)      184,756       (17,917)      184,419
                                                            -------------  ------------  ------------  ------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                        (18,925)        8,928       (36,377)      (73,276)
BALANCE AT BEGINNING OF PERIOD                                    50,870        42,297        68,322       124,501
                                                            -------------  ------------  ------------  ------------
BALANCE AT END OF PERIOD                                          31,945        51,225        31,945        51,225
LESS: RESTRICTED CASH                                             26,615        28,045        26,615        28,045
                                                            -------------  ------------  ------------  ------------
BALANCE: UNRESTRICTED CASH                                        $5,330       $23,180        $5,330       $23,180
                                                            =============  ============  ============  ============
CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                           $5,951        $8,177        $8,559       $14,483
                                                            =============  ============  ============  ============
   Income taxes                                                  $10,600       $54,250       $12,600       $57,950
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

                         THE UNITED ILLUMINATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


HOLDING COMPANY FORMATION

     On July 20, 2000, the corporate restructuring of The United Illuminating Company (the Company) and its non-regulated subsidiaries into a holding company structure was completed. In the holding company structure, the Company has become a wholly-owned subsidiary of UIL Holdings Corporation, and each share of the common stock of the Company has been converted into a share of common stock of UIL Holdings Corporation. All of the Company's interests in all of its direct and indirect non-regulated subsidiaries have been transferred to UIL Holdings Corporation and, to the extent new businesses are subsequently acquired or commenced, they will also be financed and owned by UIL Holdings Corporation.

BASIS OF PRESENTATION

     The consolidated financial statements of the Company and its wholly-owned subsidiary, United Resources, Inc., have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 1999. Such notes are supplemented as follows:

(A)  STATEMENT OF ACCOUNTING POLICIES

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

     The weighted average AFUDC rate applied in the first six months of 2000 and 1999 was 7.6% and 7.0%, respectively, on a before-tax basis.

NUCLEAR DECOMMISSIONING TRUSTS

     External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which the Company has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. The Company paid $1,995,000 and $1,950,000 in the first six months of 2000 and 1999, respectively, into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At June 30, 2000, the Company's shares of the trust fund balances, which included accumulated earnings on the funds, were $23.0 million and $8.3 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Company's Consolidated Balance Sheet.

COMPREHENSIVE INCOME

     Comprehensive income for the six months ended June 30, 2000 and 1999 is equal to net income as reported.

                         THE UNITED ILLUMINATING COMPANY

 (B)  CAPITALIZATION

COMMON STOCK

     The Company had 14,334,922 shares of its common stock, no par value, outstanding at June 30, 2000, of which 258,449 shares were unallocated shares held by The United Illuminating Company 401(k)/Employee Stock Ownership Plan
(KSOP) and not recognized as outstanding for accounting purposes.

     In 1990, the Company's Board of Directors and the shareowners approved a stock option plan for officers and key employees of the Company. Options to purchase 3,500 shares of stock at an exercise price of $30 per share, 7,800 shares of stock at an exercise price of $39.5625 per share, and 5,000 shares of stock at an exercise price of $42.375 per share have been granted by the Board of Directors and remained outstanding at June 30, 2000. No options were exercised during the six months ended June 30, 2000. Effective with the formation of the holding company structure on July 20, 2000, all outstanding options were converted into options to purchase an equivalent number of shares of UIL Holdings Corporation common stock.

     On March 22, 1999, the Company's Board of Directors approved a stock option plan for directors, officers and key employees of the Company. The plan provides for the awarding of options to purchase up to 650,000 shares of the Company's common stock over periods of from one to ten years following the dates when the options are granted. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. On June 28, 1999, the Company's shareowners approved the plan. Options to purchase 132,000 shares of stock at an exercise price of $43.21875 per share and 186,900 shares of stock at an exercise price of $39.40625 per share have been granted by the Board of Directors and remained outstanding at June 30, 2000. No options to purchase shares of the Company's common stock can be exercised without the approval of the DPUC; and, as of June 30, 2000, the Company had not requested approval by the DPUC. Effective with the formation of the holding company structure on July 20, 2000, all outstanding options were converted into options to purchase an equivalent number of shares of UIL Holdings Corporation common stock. As a result, no approval by the DPUC is required for the exercise of these options as of that date.

     The Company has entered into an arrangement under which it loaned $11.5 million to the KSOP. The trustee for the KSOP used the funds to purchase shares of the Company's common stock in open market transactions. The shares will be allocated to employees' KSOP accounts, as the loan is repaid, to cover a portion of the Company's required KSOP contributions. The loan will be repaid by the KSOP over a twelve-year period, using the Company's contributions and dividends paid on the unallocated shares of the stock held by the KSOP. As of June 30, 2000, 258,449 shares, with a fair market value of $11.3 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants. On July 20, 2000, effective with the formation of the holding company structure, shares held in employees' KSOP accounts and unallocated shares held by the KSOP were converted into shares of UIL Holdings Corporation common stock.

RETAINED EARNINGS RESTRICTION

     The indenture under which $200 million principal amount of Notes are issued places limitations on the payment of cash dividends on common stock and on the purchase or redemption of common stock. Retained earnings in the amount of $131.7 million were free from such limitations at June 30, 2000.

LONG-TERM DEBT

     On December 16, 1999, the Company borrowed $25 million from the Business Finance Authority of the State of New Hampshire (BFA), representing the proceeds from the issuance by the BFA of $25 million principal amount of tax-exempt Pollution Control Refunding Revenue Bonds (PCRRBs). The Company is obligated, under its

                         THE UNITED ILLUMINATING COMPANY
borrowing agreement with the BFA, to pay to a trustee for the PCRRBs' bondholders such amounts as will be required to pay, when due, the principal of and the premium, if any, and interest on the PCRRBs. The PCRRBs will mature in 2029, and their interest rate is fixed at 5.4% for the three-year period ending December 1, 2002. At December 31,1999, these proceeds were held by a trustee and were recognized as cash and long-term debt on the Consolidated Balance Sheet. On January 15, 2000, the Company used the proceeds of this $25 million borrowing to redeem and repay $25 million of 8.0%, 1989 Series A, Pollution Control Revenue Bonds, an outstanding series of tax-exempt bonds on which the Company also had a payment obligation to a trustee for the bondholders. Expenses associated with this transaction, including redemption premiums totaling $750,000 and other expenses of approximately $417,000, were paid by the Company.

     On August 9, 2000, the Company initiated the redemption process for $50 million of 9 5/8% Preferred Capital Securities, Series A, due 2025. These securities were issued by United Capital Funding Partnership L. P., a Delaware limited partnership, in April 1995. The securities will be redeemed on September 25, 2000 at 100% of par value.

(E)  SHORT-TERM CREDIT ARRANGEMENTS

     The Company's $60 million revolving credit agreement with a group of banks was terminated on August 4, 2000. As of June 30, 2000, the Company had no short-term borrowings outstanding under this facility.

     On August 4, 2000, UIL Holdings Corporation entered into a revolving credit agreement with the same group of banks. The borrowing limit of this facility is $97.5 million. The facility permits UIL Holdings Corporation to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings Corporation to borrow money for fixed periods of time specified by UIL Holdings Corporation at fixed interest rates determined by the Eurodollar interbank market in London. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings Corporation and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings Corporation under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable.

     On June 26, 2000, the Company entered into a Money Market Loan arrangement with Chase Manhattan Bank. This is an uncommitted short-term borrowing arrangement under which Chase Manhattan Bank may make loans totaling up to $125 million to the Company for fixed maturities from one day up to six months. Chase Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of June 30, 2000, the Company had loans totaling $6.5 million outstanding under this arrangement.

                         THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                     Three Months Ended              Six Months Ended
(F) INCOME  TAXES                                                         June 30,                      June 30,
                                                                      2000           1999           2000           1999
                                                                      ----           ----           ----           ----
                                                                     (000's)       (000's)         (000's)       (000's)
Income tax expense consists of:

Income tax provisions:
  Current
              Federal                                                $11,333        $63,457        $18,195        $75,794
              State                                                    2,660         16,512          4,316         19,731
                                                                   ------------   ------------   ------------   ------------
                 Total current                                        13,993         79,969         22,511         95,525
                                                                   ------------   ------------   ------------   ------------
  Deferred
              Federal                                                    427        (51,490)         5,078        (51,644)
              State                                                     (216)       (14,185)           548        (14,763)
                                                                   ------------   ------------   ------------   ------------
                 Total deferred                                          211        (65,675)         5,626        (66,407)
                                                                   ------------   ------------   ------------   ------------

  Investment tax credits                                                 (86)          (191)          (173)          (381)
                                                                   ------------   ------------   ------------   ------------

     Total income tax expense                                        $14,118        $14,103        $27,964        $28,737
                                                                   ============   ============   ============   ============

Income tax components charged as follows:
  Operating expenses                                                 $15,692        $15,851        $28,898        $31,376
  Other income and deductions - net                                   (1,574)        (1,748)          (934)        (2,639)
                                                                   ------------   ------------   ------------   ------------

     Total income tax expense                                        $14,118        $14,103        $27,964        $28,737
                                                                   ============   ============   ============   ============


The following table details the components
 of the deferred income taxes:
     Tax gain on sale of generation assets                                 -       ($70,222)             -       ($70,222)
     Seabrook sale/leaseback transaction                              (1,998)        (2,082)        (3,995)        (4,164)
     Pension benefits                                                  1,547            580          3,095          2,105
     Accelerated depreciation                                           (352)         1,250           (705)         2,500
     Tax depreciation on unrecoverable plant investment                   23          1,186             46          2,374
     Unit overhaul and replacement power costs                          (455)         3,116           (909)         2,218
     Conservation and load management                                    (26)          (872)           (53)        (1,745)
     Postretirement benefits                                             (92)          (265)          (184)          (698)
     Loss from disposition of property                                (1,420)             -         (1,420)             -
     Displaced worker protection costs                                  (228)         2,215           (463)         2,215
     Bond redemption costs                                              (257)          (252)           (73)          (508)
     Cancelled nuclear plant                                            (116)          (116)          (233)          (233)
     Restructuring costs                                                 335              -          2,665              -
     SBC and CTA expense deferral                                      6,176              -          9,975              -
     Other - net                                                      (2,926)          (213)        (2,120)          (249)
                                                                   ------------   ------------   ------------   ------------

Deferred income taxes - net                                             $211       ($65,675)       $ 5,626       ($66,407)
                                                                   ============   ============   ============   ============

                         THE UNITED ILLUMINATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(G)  SUPPLEMENTARY INFORMATION


                                                              Three Months Ended             Six Months Ended
                                                                    June 30,                      June 30,
                                                             2000          1999            2000           1999
                                                             ----          ----            ----           ----
                                                            (000's)       (000's)         (000's)       (000's)

Operating Revenues
------------------

     Retail                                                  $148,728      $155,538        $297,669       $307,929
     Wholesale                                                 19,958         5,676          38,572         19,269
     Other                                                     (4,674)        3,319           8,748          6,002
                                                         ------------- -------------   -------------  -------------
          Total Operating Revenues                           $164,012      $164,533        $344,989       $333,200
                                                         ============= =============   =============  =============

Sales by Class(MWH's)
---------------------

    Retail
     Residential                                              471,211       443,304       1,008,293        977,072
     Commercial                                               575,849       591,114       1,150,621      1,144,912
     Industrial                                               294,177       292,199         571,196        561,259
     Other                                                     10,175        11,850          23,500         24,049
                                                         ------------- -------------   -------------  -------------
                                                            1,351,412     1,338,467       2,753,610      2,707,292
    Wholesale                                                 644,291       205,837       1,269,296        858,583
                                                         ------------- -------------   -------------  -------------
          Total Sales by Class                              1,995,703     1,544,304       4,022,906      3,565,875
                                                         ============= =============   =============  =============


Depreciation
------------
    Plant in Service                                           $6,130       $11,916         $12,251        $26,571
    Amortization of Conservation and
            Load Management Costs                                   -         2,418               -          4,836
    Nuclear Decommissioning                                       997         1,284           1,995          1,950
                                                         ------------- -------------   -------------  -------------
                                                               $7,127       $15,618         $14,246        $33,357
                                                         ============= =============   =============  =============
Other Taxes
-----------

    Charged to:
     Operating:
        State gross earnings                                   $5,167        $5,898         $11,555        $11,752
        Local real estate and personal property                 3,805         4,349           7,654         10,675
        Payroll taxes                                           1,156         1,225           2,660          3,054
                                                         ------------- -------------   -------------  -------------
                                                               10,128        11,472          21,869         25,481
     Nonoperating and other accounts                              159           158             279            292
                                                         ------------- -------------   -------------  -------------
          Total Other Taxes                                   $10,287       $11,630         $22,148        $25,773
                                                         ============= =============   =============  =============

Other Income and (Deductions) - net
-----------------------------------

     Interest income                                             $324          $462            $611         $1,129
     Equity earnings from Connecticut Yankee                       94           143             243            324
     Earnings (Loss) from subsidiary companies-before tax       2,614        (2,314)          4,824         (3,520)
     Miscellaneous other income and (deductions) - net         (3,741)         (671)         (3,985)          (782)
                                                         ------------- -------------   -------------  -------------
          Total Other Income and (Deductions) - net             ($709)      ($2,380)         $1,693        ($2,849)
                                                         ============= =============   =============  =============

Other Interest Charges
----------------------

     Notes Payable                                               $203          $359            $515         $1,643
     Other                                                        432           461             511          1,033
                                                         ------------- -------------   -------------  -------------
          Total Other Interest Charges                           $635          $820          $1,026         $2,676
                                                         ============= =============   =============  =============

                         THE UNITED ILLUMINATING COMPANY

(L)  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM

     The Company's continuing capital expenditure program is presently estimated at $277.6 million, excluding AFUDC, for 2000 through 2004.

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

OTHER COMMITMENTS AND CONTINGENCIES

                               CONNECTICUT YANKEE

     On December 4, 1996, the Board of Directors of the Connecticut Yankee Atomic Power Company (Connecticut Yankee) voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. The Company has a 9.5% stock ownership share in Connecticut Yankee. The power purchase contract under which the Company has purchased its 9.5% entitlement to the Connecticut Yankee Unit's power output permits Connecticut Yankee to recover 9.5% of all of its costs from the Company. In December of 1996, Connecticut Yankee filed decommissioning cost estimates and amendments to the power contracts with its owners with the Federal Energy Regulatory Commission (FERC). Based on regulatory precedent, this filing seeks confirmation that Connecticut Yankee will continue to collect from its owners its decommissioning costs, the unrecovered investment in the Connecticut Yankee Unit and other costs associated with the permanent shutdown of the Connecticut Yankee Unit. On August 31, 1998, a FERC Administrative Law Judge (ALJ) released an initial decision regarding Connecticut

                         THE UNITED ILLUMINATING COMPANY

Yankee's December 1996 filing. The initial decision contains provisions that would allow Connecticut Yankee to recover, through the power contracts with its owners, the balance of its net unamortized investment in the Connecticut Yankee Unit, but would disallow any return on equity for Connecticut Yankee. The ALJ's decision also states that decommissioning cost collections by Connecticut Yankee, through the power contracts, should continue to be based on a previously-approved estimate until a new, more reliable estimate has been prepared and tested. During October of 1998, Connecticut Yankee and its owners filed briefs setting forth exceptions to the ALJ's initial decision. If the initial decision is upheld by the FERC, Connecticut Yankee could be required to write off a portion of the regulatory asset on its balance sheet associated with the retirement of the Connecticut Yankee Unit. In this event, however, the Company would not be required to record any write-off on account of its 9.5% ownership share in Connecticut Yankee, because the Company has recorded its regulatory asset associated with the retirement of the Connecticut Yankee Unit net of any return on equity. On April 7, 2000, Connecticut Yankee reached a settlement agreement with the Connecticut Department of Public Utility Control and the Connecticut Office of Consumer Counsel (two of the intervenors in the FERC proceeding). This agreement was submitted to the FERC, which approved it in all respects on July 26, 2000; and it became effective on August 1, 2000. The agreement allows Connecticut Yankee to earn a return on equity of 6% and stipulates a new decommissioning cost estimate for the Connecticut Yankee Unit for purposes of FERC-approved decommissioning cost collections by Connecticut Yankee through the power contracts with the unit's owners.

     The Company's estimate of its remaining share of Connecticut Yankee costs, including decommissioning, less return of investment (approximately $10.2 million) and return on investment (approximately $3.6 million) at June 30, 2000, is approximately $23.9 million. This estimate, which is subject to ongoing review and revision, has been recorded by the Company as an obligation and a regulatory asset on the Consolidated Balance Sheet.

                                  HYDRO-QUEBEC

     The Company is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which the Company has a 5.45% participating share, has a 690 megawatt equivalent capacity value; and Phase II, in which the Company has a 5.45% participating share, increased the equivalent capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. The Company is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of June 30, 2000, the Company's guarantee liability for this debt was approximately $5.9 million.

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

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

     The Company has estimated that the total cost of decontaminating and demolishing its Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $8.5 million had been incurred as of June 30, 2000, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 DPUC retail rate decision, beginning January 1, 1993, the Company has been recovering through retail rates $1.075 million of the remediation costs per year. The remediation costs, property value and recovery from customers will be subject to true-up in the Company's next retail rate proceeding based on actual remediation costs and actual gain on the Company's disposition of the property.

                         THE UNITED ILLUMINATING COMPANY

     The Company has been remediating an area of PCB contamination at a site, bordering the Mill River in New Haven, that contains transmission facilities and the deactivated English Station generation facilities. The excavation of contaminated soils and post-remediation monitoring is complete. In addition, the Company is currently replacing the bulkhead that surrounds this site, at an estimated cost of $13.5 million. Of this amount, $4.2 million represents the portion of the costs to protect the Company's transmission facilities and will be capitalized as plant in service. The remaining estimated cost of $9.3 million was expensed in 1999. The Company has agreed to convey to an unaffiliated entity, Quinnipiac Energy, LLC, (QE) the entire English Station site, reserving to the Company permanent easements for the operation of its transmission facilities on the site. The Connecticut Department of Public Utility Control and the Federal Energy Regulatory Commission have issued orders approving the transaction and it is expected to close when these orders have become final. If the site is conveyed to QE, the Company will fund 61% (approximately $1.2 million) of the environmental remediation costs that will be incurred by QE to bring the site into compliance with applicable Connecticut minimum standards following the conveyance.

     The Company closed on the sale of its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut's electric utility industry restructuring legislation on April 16, 1999. Environmental assessments performed in connection with the marketing of these plants indicate that substantial remediation expenditures will be required in order to bring the plant sites into compliance with applicable Connecticut minimum standards following their sale. The purchaser of the plants has agreed to undertake and pay for the major portion of this remediation. However, the Company will be responsible for remediation of the portions of the plant sites that will be retained by it.

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $565 million (in 2000 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which the Company's share would be approximately $99 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. The Company's share of the decommissioning payments made during the first six months of 2000 was $1.7 million. The Company's share of the fund at June 30, 2000 was approximately $23.0 million.

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The current decommissioning cost estimate for Millstone Unit 3 is $619 million (in 2000 dollars), of which the Company's share would be approximately $23 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to a decommissioning trust fund managed by Northeast Utilities (NU). The Company's share of the Millstone Unit 3 decommissioning payments made during the first six months of 2000 was $0.3 million. The Company's share of the fund at June 30, 2000 was approximately $8.3 million. The current decommissioning cost estimate for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit, is $498 million, of which the Company's share would be $47 million. Through June 30, 2000, $196 million has been expended for decommissioning. The projected remaining decommissioning cost is $302 million, of which the Company's share would be $29 million. The decommissioning trust fund for the Connecticut Yankee Unit is also managed by NU. For the Company's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $1.2 million were funded by the Company during the first six months of 2000, and the Company's share of the fund at June 30, 2000 was $18.7 million.

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

     The following table reconciles the total assets of the reportable segment with the total assets shown on the Consolidated Balance Sheet at June 30, 2000 and December 31, 1999:

                                                   JUNE 30,        DECEMBER 31,
                                                    2000              1999
                                                    ----              ----
                                                            (000's)
   Total Assets - Regulated Utility              $1,781,132         $1,809,451
   Total Assets - Non-regulated Subsidiaries        222,502            194,642
   Total Assets - Elimination                      (206,672)          (205,883)
                                                  ---------          ---------
   Total Consolidated Assets                     $1,796,962         $1,798,210
                                                  =========          =========

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

     The Restructuring Act requires that, in order for a Distribution Company to recover any stranded costs associated with its power plants, the Company must attempt to divest its ownership interests in its nuclear-fueled power plants prior to 2004. On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, and in other regulatory dockets, the Company stated that it plans to divest its nuclear generation ownership interests (17.5% of Seabrook Unit 1 in New Hampshire and 3.685% of Millstone Station Unit 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. On April 19, 2000, the DPUC approved the Company's plan for divesting its ownership interest in Millstone Unit 3 by participating in an auction process for all three of the generating units at Millstone Station to be conducted by a consultant selected by the DPUC. On April 26, 2000, the DPUC selected J. P. Morgan & Co. to conduct this auction, which was concluded on August 7, 2000 when the DPUC and J. P. Morgan & Co. announced that Dominion Resources, Inc. had agreed to purchase Millstone Units 1 and 2, and 93.47% of Millstone Unit 3 for $1.298 billion. The purchase price agreed to for the Company's ownership interest in Unit 3, which is subject to adjustments for expenditures and eventualities prior to the date of closing on the sale, is approximately $31 million, exclusive of nuclear fuel. The Company's share of the payment to be made for the projected nuclear fuel inventory at the date of closing on the sale is approximately $2.5 million. It is currently estimated that obtaining other requisite regulatory approvals of the auction results and consummating the sale may require an additional eight months. The divestiture process for Seabrook Unit 1 has not yet been determined.

      The Company's unbundling plan also proposed a corporate restructuring to separate its ongoing regulated transmission and distribution operations and functions, that is, the Distribution Company assets and operations, from all of its non-regulated operations and activities. In a decision dated May 19, 1999, the DPUC approved the corporate restructuring. At a special meeting of the Company's shareowners, held on March 17, 2000, the shareowners voted to approve the restructuring. In an order issued March 31, 2000, the Federal Energy Regulatory Commission authorized the corporate restructuring; and on July 19, 2000, the Nuclear Regulatory Commission authorized the corporate restructuring. On July 20, 2000, the corporate restructuring of the Company and its non-regulated subsidiaries into a holding company structure was completed. In the holding company structure, the Company has become a wholly-owned subsidiary of UIL Holdings Corporation, and each share of the common stock of the Company has been converted into a share of common stock of UIL Holdings Corporation. All of the Company's interests in all of its direct and indirect non-regulated subsidiaries have been transferred to UIL Holdings Corporation and, to the extent new businesses are subsequently acquired or commenced, they will also be financed and owned by UIL Holdings Corporation.

      On March 24, 1999, the Company applied to the DPUC for a calculation of the Company's stranded costs that will be recovered by it in the future through the competitive transition assessment under the Restructuring Act. In a decision dated August 4, 1999, the DPUC determined that the Company's stranded costs total $801.3 million, consisting of $160.4 million of above-market long-term purchased power contract obligations, $153.3 million of generation-related regulatory assets (net of related tax and accounting offsets), and $487.6 million of above-market investments in nuclear generating units (net of $26.4 million of gains from generation asset sales and other offsets related to generation assets). The DPUC decision provides that these stranded cost amounts are subject to true-ups, adjustments and potential additional future offsets, including the results of the Company's divestiture of its ownership interests in Millstone Unit 3 and Seabrook Unit 1, in accordance with the Restructuring Act. The Company has amortized less than the expected level of regulatory assets related to stranded costs during the first six months of 2000, due to timing differences and higher than anticipated costs associated with providing standard offer service to customers. Since stranded costs are intended to be trued-up annually, the Company continues to anticipate recovery through the competitive transition assessment of these unamortized costs. The Connecticut

Office of Consumer Counsel, the statutory representative of consumer interests in public utility matters, appealed to the Connecticut Superior Court from the DPUC decision, challenging the DPUC's determination of the minimum bid price to be used in the auctions of Millstone Unit 3 and Seabrook Unit 1 ownership interests. On May 2, 2000, the Company entered into a settlement agreement with the Office of Consumer Counsel and the DPUC staff resolving the issue raised in this Superior Court appeal. This settlement agreement was approved by the DPUC on July 5, 2000; and the Office of Consumer Counsel's Superior Court appeal has been withdrawn.

      Under the Restructuring Act, effective July 1, 2000, all of the Company's customers are able to choose their power supply providers. On and after January 1, 2000 and through December 31, 2003, the Company is required to offer fully-bundled "standard offer" electric service, under regulated rates, to all customers who do not choose an alternate power supply provider. The standard offer rates must include the fully-bundled price of generation, transmission and distribution services, the competitive transition assessment, the systems benefits charge and the conservation and renewable energy charges. The fully-bundled standard offer rates must also be at least 10% below the average fully-bundled prices in 1996.

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

                           CAPITAL EXPENDITURE PROGRAM

     The Company's 2000-2004 estimated capital expenditure program, excluding allowance for funds used during construction, is presently budgeted as follows:

                                         2000          2001         2002        2003         2004         TOTAL
                                         ----          ----         ----        ----         ----         -----
                                                                         (000's)
Nuclear Generation (1)                  $ 2,930      $ 2,855      $  -        $  -         $  -         $  5,785
Distribution and Transmission            44,520       37,386       20,313      16,395       32,496       151,110
                                        -------       ------       ------      ------       ------       -------
Subtotal                                 47,450       40,241       20,313      16,395       32,496       156,895

Nuclear Fuel                             11,167        6,962        2,837       8,274         -           29,240
                                        -------       ------       ------      ------       ------       -------

Total Utility Expenditures               58,617       47,203       23,150      24,669       32,496       186,135

Total Non-Regulated Business
  Expenditures                           64,679       14,309        3,749       4,323        4,452        91,512
                                        -------       ------       ------      ------       ------       -------

   Total                               $123,296      $61,512      $26,899     $28,992      $36,948      $277,647
                                       ========      =======      =======     =======      =======      ========

(1) The Connecticut Restructuring Act and decisions of the Connecticut DPUC do not allow for the capitalization of nuclear generation costs, other than for nuclear fuel, beyond 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had $31.9 million of cash and temporary cash investments, a decrease of $36.4 million from the corresponding balance at December 31, 1999. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                               (Millions)

       Balance, December 31, 1999                                $68.3
                                                                  ----

       Net cash provided by operating activities                  30.0

       Net cash provided by (used in) financing activities:
       -   Financing activities, excluding dividend payments     (28.2)
       -   Dividend payments                                     (20.3)
       Investment in debt securities                               4.8
       Cash invested in plant, including nuclear fuel            (22.7)
                                                                 ------

             Net Change in Cash                                  (36.4)
                                                                 ------

       Balance, June 30, 2000                                    $31.9
                                                                 =====

     The Company's capital requirements are presently projected as follows:

                                                                 2000       2001       2002       2003       2004
                                                                 ----       ----       ----       ----       ----
                                                                                     (millions)
Cash on Hand - Beginning of Year  (1)                           $39.1      $ -        $ -        $ -       $  -
Internally Generated Funds less Dividends  (2)                   74.9       91.5       95.0       89.9       94.2
                                                                -----       ----       ----       ----       ----
         Subtotal                                               114.0       91.5       95.0       89.9       94.2

Less:
Utility Capital Expenditures (excluding Nuclear Fuel)  (2)       47.4       40.2       20.3       16.4       32.5
Utility Nuclear Fuel Expenditures  (2)                           11.2        7.0        2.8        8.3        -
Non-Regulated Business Capital Expenditures  (2)                 64.7       14.3        3.7        4.3        4.5
                                                                -----      -----       ----       ----       ----
         Total                                                  123.3       61.5       26.8       29.0       37.0

Cash Available to pay Debt Maturities and Redemptions            (9.3)      30.0       68.2       60.9       57.2

Less:
Maturities and Mandatory Redemptions                              -          -        100.0      100.0        -
Optional Redemptions                                             75.0        -          -          -          -
Repayment of Short-Term Borrowings                               17.0        -          -          -          -
                                                                -----      -----      -----      -----      -----

External Financing Requirements (Surplus)  (2)                 $101.3     $(30.0)     $31.8      $39.1     $(57.2)
                                                                =====      =====       ====       ====      =====

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

     All capital requirements that exceed available cash will have to be provided by external financing. Although there is no commitment to provide such financing from any source of funds, other than a $97.5 million revolving credit agreement with a group of banks, described below, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and future income and cash flow.

     The Company's $60 million revolving credit agreement with a group of banks was terminated on August 4, 2000. As of June 30, 2000, the Company had no short-term borrowings outstanding under this facility.

     On August 4, 2000, UIL Holdings Corporation entered into a revolving credit agreement with the same group of banks. The borrowing limit of this facility is $97.5 million. The facility permits UIL Holdings Corporation to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings Corporation to borrow money for fixed periods of time specified by UIL Holdings Corporation at fixed interest rates determined by the Eurodollar interbank market in London. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings Corporation and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings Corporation under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable.

     On June 26, 2000, the Company entered into a Money Market Loan arrangement with Chase Manhattan Bank. This is an uncommitted short-term borrowing arrangement under which Chase Manhattan Bank may make loans totaling up to $125 million to the Company for fixed maturities from one day up to six months. Chase Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of June 30, 2000, the Company had loans totaling $6.5 million outstanding under this arrangement.

                              SUBSIDIARY OPERATIONS

     United Resources, Inc. (URI), serves as the parent corporation for several non-regulated businesses, each of which is incorporated separately to participate in business ventures that will complement the Company's regulated electric utility business and provide long-term rewards to the Company's shareowners. On July 20, 2000, the corporate restructuring of the Company and its non-regulated subsidiaries into a holding company structure was completed. In the holding company structure, the Company has become a wholly-owned subsidiary of UIL Holdings Corporation, and the Company's interests in URI and all of its direct and indirect non-regulated subsidiaries have been transferred to UIL Holdings Corporation.

     URI has four wholly-owned subsidiaries. American Payment Systems, Inc. manages a national network of agents for the processing of bill payments made by customers of the Company and other companies. Another subsidiary of URI, United Capital Investments, Inc., and its subsidiaries, participate in business ventures that complement the Company's business. A third URI subsidiary, Xcelecom, Inc., and its subsidiaries, provide electrical and voice-data-video design, construction, systems integration and services to customers in New England and the neighboring Mid-Atlantic region. URI's fourth subsidiary, United Bridgeport Energy, Inc., is a participant in a merchant wholesale electric generating facility located in Bridgeport, Connecticut.

                              RESULTS OF OPERATIONS

GENERAL IMPACTS OF CONNECTICUT'S RESTRUCTURING ACT ON FINANCIAL REPORTS
-----------------------------------------------------------------------

     On April 16, 1999, the Company completed the sale of its operating fossil-fueled generating plants that was required by Connecticut's electric utility industry restructuring legislation. On October 1, 1999, the Department of Public Utility Control (DPUC) issued its decision establishing the Company's standard offer customer rates, commencing January 1, 2000, at a level 10% below 1996 rates (about 6% below 1999 rates), as directed by Connecticut's Restructuring Act. As a result of these two and other associated events, the "geography" of the Company's costs, particularly with respect to comparisons between the quarters of 2000 and the quarters of 1999, and the quarterly pattern of revenues and earnings comparing 2000 to 1999 have changed. This particularly relates to retail pricing patterns, wholesale revenue and expense, other operating revenues, retail purchased energy and fossil fuel expenses, operation and maintenance expense, depreciation and property taxes. For example, increased purchased energy expenses in 2000 are more than offset by portions of the decreases in miscellaneous operation and maintenance expense, depreciation and property taxes, due to the sale of generating plants. The results of these changes are explained below, and in the "Quarterly Earnings Pattern for 2000" portion of the LOOKING FORWARD section.

SECOND QUARTER OF 2000 VS. SECOND QUARTER OF 1999
-------------------------------------------------

     Earnings for the second quarter of 2000 were $17.8 million, or $1.26 per share (on both a basic and diluted basis), up $3.9 million, or $.27 per share, from the second quarter of 1999. Excluding a one-time item recorded in the second quarter of 2000, earnings from operations (on both a basic and diluted basis) were $19.9 million or $1.41 per share, up $6.0 million, or $.42 per share, from the second quarter of 1999. The earnings from operations contribution of utility operations, excluding the Nuclear Division, was $1.23 per share in the second quarter of 2000. The Nuclear Division contributed $.17 per share, for a total utility contribution of $1.40 per share, compared to $1.11 per share in the second quarter of 1999. The Company's non-regulated businesses earned $.01 per share in the second quarter of 2000, compared to a loss of $.12 per share in the second quarter of 1999.

     The one-time item recorded in the second quarter of 2000 was:       EPS
   -------------------- --------------------------------------------- --------
   2000 Quarter 2       Impairment loss on property in North Haven    $ (.15)
   -------------------- --------------------------------------------- --------

     On June 14, 2000, the Connecticut Department of Public Utility Control approved a sale of property by the Company to Souwestcon Properties, Inc., an indirect wholly-owned subsidiary. The sale price of the property was $1.2 million, and the property had a book value of $4.7 million. As a result of the transaction, the Company recognized an impairment loss of $3.5 million (before-tax) or $1.4 million (after-tax) in June 2000.

Utility Earnings from Operations
--------------------------------

     Overall, retail revenue decreased by $6.8 million in the second quarter of 2000 compared to the second quarter of 1999.

   ------------------------------------------------------------  ---------------
                                                                     Total From
                     Retail Revenues: $ millions                     Operations
   ------------------------------------------------------------  ---------------
   Revenue from:
   ------------------------------------------------------------  ---------------
     Estimate of operating Distribution Division component of
     "weather corrected" retail sales growth, up 1.1%                   0.6
   ------------------------------------------------------------  ---------------
     Estimate of operating Distribution Division component of
     weather effect on retail sales                                    (1.4)
   ------------------------------------------------------------  ---------------
     Estimate of operating Distribution Division component of
     price reduction                                                   (3.3)
   ------------------------------------------------------------  ---------------
     Other retail price reduction, mix of sales and other (see
     other operating revenues)                                         (2.7)
   ------------------------------------------------------------  ---------------
            TOTAL RETAIL REVENUE                                       (6.8)
   ------------------------------------------------------------  ---------------

     Retail fuel and energy expense increased by $33.5 million in the second quarter of 2000 compared to the second quarter of 1999. The Company's operating fossil-fueled generation units were sold on April 16, 1999, and the Company receives, and will receive through 2003, its standard offer service requirements through purchased power agreements. These costs are recovered through the Generation Service Charge (GSC) portion of unbundled rates.

     Wholesale sales margin increased by $13.4 million in the second quarter of 2000 compared to the second quarter of 1999. Margin from the Nuclear Division, which was incorporated in retail rates in 1999, increased by $14.3 million. The Company's operating nuclear assets, Seabrook Unit 1 and Millstone Unit 3, supply power solely to the wholesale market in 2000. Overall, the Nuclear Division produced earnings of $.17 per share in the second quarter of 2000, reflecting the wholesale sales margin less operations and maintenance and other costs, including taxes. See the LOOKING FORWARD section for more details. There was wholesale sales margin of $0.9 million from general wholesale activities in the second quarter of 1999.

     Other operating revenues decreased by $8.0 million in the second quarter of 2000 compared to the second quarter of 1999. Accrued revenues for the Competitive Transition Assessment (CTA) and the System Benefits Charge (SBC) decreased by $9.6 million in the second quarter of 2000 compared to the second quarter of 1999. See the paragraph on amortization of regulatory assets below, and see the LOOKING FORWARD section for more details. Other operating revenues also include transmission revenues from the New England Power Pool (NEPOOL), which increased by $1.4 million in the second quarter of 2000 compared to the second quarter of 1999, and were mostly offset by an increase in transmission operation expense.

     Operating expenses for operations, maintenance and purchased capacity decreased by $10.7 million in the second quarter of 2000 compared to the second quarter of 1999. The principal components of these expense changes include:

                                                                      $millions
--------------------------------------------------------------------- ----------
 Capacity expense:
--------------------------------------------------------------------- ----------
   Cogeneration  (see Note A)                                            (7.1)
--------------------------------------------------------------------- ----------
   Other purchases                                                       (0.1)
--------------------------------------------------------------------- ----------
          TOTAL CAPACITY EXPENSE                                         (7.2)
--------------------------------------------------------------------- ----------
 Operating Distribution Division O&M expense:
--------------------------------------------------------------------- ----------
   1999 fossil generation unit operating and maintenance costs           (1.4)
--------------------------------------------------------------------- ----------
   Pension and other employee benefit costs                              (2.3)
--------------------------------------------------------------------- ----------
   NEPOOL transmission expense                                            1.1
--------------------------------------------------------------------- ----------
   Other                                                                 (3.7)
--------------------------------------------------------------------- ----------
          TOTAL OPERATING DISTRIBUTION DIVISION                          (6.3)
--------------------------------------------------------------------- ----------
 Other unbundled components of O&M expense:
--------------------------------------------------------------------- ----------
   Nuclear Division (see Note B)                                         (1.3)
--------------------------------------------------------------------- ----------
   Conservation and Load Management and Renewable Energy
   (see note B)                                                           4.1
--------------------------------------------------------------------- ----------
          TOTAL OTHER COMPONENTS                                          2.8
--------------------------------------------------------------------- ----------
          TOTAL O&M EXPENSE                                             (10.7)
--------------------------------------------------------------------- ----------

               Note A: The Company's wholesale purchased power agreements were assumed by Enron Power Marketing, Inc. as part of agreements for Enron to supply the power needed by the Company to meet its standard offer obligations until the end of the four-year standard offer period and the power needed to serve the Company's special contract customers for the remaining contract terms. The Company has created a regulatory asset and liability to reflect this transaction, and the regulatory asset is being amortized, on a straight-line basis, as part of the CTA. The amortization for the second quarter of 2000 of about $6.7 million is included in the "Amortization of regulatory assets" line of the income statement.

               Note B: Nuclear Division operation and maintenance expenses are incurred in the production of energy for the wholesale market and are reflected in the Nuclear Division results. About $1.0 million of the reduction was due to the absence, in 2000, of refueling outage costs incurred in the second quarter of 1999. Conservation and load management and renewable energy costs are pass-through costs recovered in unbundled rates.

     Other taxes, primarily property taxes, decreased by $0.6 million in the second quarter of 2000 compared to the second quarter of 1999, due principally to the generating plant sale in April of 1999.

     Depreciation expense decreased by $8.5 million in the second quarter of 2000 compared to the second quarter of 1999. About $5.1 million of the decrease was due to the shifting of depreciation on nuclear plant stranded assets from depreciation expense to amortization of regulatory assets. About $2.4 million of the decrease was due to the completion of depreciation of conservation assets in the first half of 1999, and another $0.4 million was due to the generation asset sale in 1999. Other depreciation expenses decreased by $0.6 million.

     Amortization of regulatory assets decreased by $15.7 million in the second quarter of 2000 compared to the second quarter of 1999. With three exceptions, these costs, as recorded in 2000, are associated solely with either the CTA or the SBC. The exceptions are described in the following paragraph. The CTA and SBC amortization components in the second quarter of 2000 amounted to $12.8 million (pre-tax) and were: nuclear assets (from depreciation) $5.1 million, purchased power contracts (in place of purchased power expense) $6.7 million, displaced worker costs $0.6 million, and other $0.4 million. However, because the result of these amortizations produced returns on both the CTA and SBC below the 11.5% return allowed, about $24.9 million (before-tax) of amortization was deferred for the second quarter of 2000, including about $8.9 million (before-tax) that was offset by the other operating accrued revenue decrease mentioned above. The elimination (completed in 1999) of $3.1 million (after-tax) of amortization of Seabrook Nuclear Station deferred return also reduced amortization expense in the second quarter of 2000 compared to the second quarter of 1999.

     The exceptions noted in the previous paragraph are amortizations that apply to the operating Distribution Division. They include the amortization of Retail Access assets, $0.4 million (pre-tax), and accelerated amortizations (both scheduled and "sharing" amortization). On December 31, 1996, the Connecticut Department of Public Utility Control issued an order that implemented a five-year Rate Plan to reduce the Company's retail prices and accelerate the recovery of certain "regulatory assets." According to the Rate Plan, under which the Company is currently operating, "accelerated" amortization of past utility investments is scheduled for every year that the Rate Plan is in effect, contingent upon the Company earning a 10.5% return on utility common stock equity. Beginning in 2000, these accelerated amortizations are charged to the operating Distribution Division, although they reduce CTA plant costs and rate base. About $2.2 million (after-tax) of accelerated amortization was charged in the second quarter of 2000, compared to about $3.0 million (after-tax) in 1999, for a decrease of $0.8 million.

     Interest charges for the regulated business continued on a downward trend, decreasing by $2.5 million in the second quarter of 2000 compared to the second quarter of 1999, partly offset by an increase of $1.7 million in interest charges for non-regulated subsidiaries. Most of the reduction in utility interest charges occurred after the generation asset sale, which was completed on April 16, 1999. The Company used proceeds received from the sale of plant to pay off $205 million of debt. The decrease in utility interest charges was applied to the various unbundled components in 2000.

Non-regulated Business Earnings from Operations
-----------------------------------------------

     Overall, the consolidated non-regulated businesses operating under the parent United Resources, Inc. (URI), after corporate parent-allocated interest, earned approximately $0.2 million, or $.01 per share, in the second quarter 2000, compared to losses of about $1.7 million, or $.12 per share, in the second quarter of 1999.

     The results of each of the subsidiaries of URI for the second quarter of 2000 reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and interest rate, deemed to be appropriate for that type of business. American Payment Systems, Inc. earned approximately $0.6 million, or $.04 per share, in the second quarter of 2000, reflecting an increase of $0.4 million, or $.03 per share, over the second quarter of 1999. Xcelecom, Inc. earned approximately $0.2 million, or $.01 per share, in the second quarter of 2000, compared to a loss of approximately $1.2 million, or $.08 per share, in the second quarter of 1999. The improvement was the result of cost reduction efforts and the acquisitions of the Allan Electric Co., Inc. and the DataStore Incorporated.

     On May 11, 1999, the Company's non-regulated subsidiary, United Bridgeport Energy, Inc. (UBE), increased its 4% passive investment in Bridgeport Energy LLC
(BE) to 33 1/3%. The second phase of BE's merchant wholesale electric generating project went into commercial operation in July 1999, adding 180 megawatts of generation capacity for a total of 520 megawatts. UBE lost approximately $0.1 million, or $.01 per share, in the second quarter of 2000, compared to a loss of about $0.6 million, or $.05 per share, in the second quarter of 1999. The second quarter 2000 loss was the result of a shutdown to repair the steam turbine and to make modifications to the combustion turbine. These repairs and modifications were partly completed in June and partial service was resumed in June. Full service was resumed in mid-July. United Capital Investments, Inc. did not contribute significantly to earnings in either second quarter. The remaining non-regulated businesses loss of $.03 per share comparing the second quarter of 2000 to the second quarter of 1999 was the result of higher interest charges at the parent URI.

FIRST SIX MONTHS OF 2000 VS. FIRST SIX MONTHS OF 1999
-----------------------------------------------------

     Earnings for the first six months of 2000 were $34.7 million, or $2.46 per share (on both a basic and diluted basis), up $10.9 million, or $.77 per share, from the first six months of 1999. Excluding one-time items recorded in both periods, earnings from operations (on both a basic and diluted basis) were up $13.6 million, or $.96 per share, from the first six months of 1999. The earnings from operations contribution of utility operations, excluding the Nuclear Division, was $2.20 per share in the first six months of 2000. The Nuclear Division contributed $.39 per share, for a total utility contribution of $2.59 per share, compared to $1.86 per share in the first six months of 1999. The Company's non-regulated businesses earned $.02 per share in the first six months of 2000, compared to a loss of $.17 per share in the first six months of 1999.

     The one-time item recorded in the first six months of 2000 was:     EPS
-------------------- ------------------------------------------------ ----------
   2000 Quarter 2       Impairment loss on property in North Haven     $(.15)
-------------------- ------------------------------------------------ ----------

     The one-time item recorded in the first six months of 1999 was:     EPS
-------------------- ------------------------------------------------ ----------
   1999 Quarter 1       Purchased power expense refund                  $.12
                        Sharing due to refund                          $(.08)
-------------------- ------------------------------------------------ ----------


Utility Earnings from Operations
--------------------------------

     Overall, retail revenue decreased by $10.3 million in the first six months of 2000 compared to the first six months of 1999.

   ---------------------------------------------------------------- ------------ ------------- -----------
                                                                        From          From
                     Retail Revenues: $ millions                     Operations     One-time      Total
   ---------------------------------------------------------------- ------------ ------------- -----------
   Revenue from:
   ---------------------------------------------------------------- ------------ ------------- -----------
     Sharing: for 1999 one-time item                                     -             1.0         1.0
   ---------------------------------------------------------------- ------------ ------------- -----------
     Estimate of  operating  Distribution  Division  component  of
     "real" retail sales growth, up 1.2%                                1.3             -          1.3
   ---------------------------------------------------------------- ------------ ------------- -----------
     Estimate of  operating  Distribution  Division  component  of
     "leap year day" retail sales growth, up 0.6%                       0.6             -          0.6
   ---------------------------------------------------------------- ------------ ------------- -----------
     Estimate of  operating  Distribution  Division  component  of
     weather effect on retail sales                                    (0.3)            -         (0.3)
   ---------------------------------------------------------------- ------------ ------------- -----------
     Estimate of  operating  Distribution  Division  component  of
     price reduction                                                   (6.3)            -         (6.3)
   ---------------------------------------------------------------- ------------ ------------- -----------
     Other  retail  price  reduction,  mix of sales and other (see
     other operating revenues)                                         (6.6)            -         (6.6)
   ---------------------------------------------------------------- ------------ ------------- -----------
            TOTAL RETAIL REVENUE                                      (11.3)           1.0       (10.3)
   ---------------------------------------------------------------- ------------ ------------- -----------

     Retail fuel and energy expense increased by $73.1 million in the first six months of 2000 compared to the first six months of 1999. The Company's operating fossil-fueled generation units were sold on April 16, 1999, and the Company receives, and will receive through 2003, its standard offer service requirements through purchased power agreements. These costs are recovered through the Generation Service Charge (GSC) portion of unbundled rates.

     Wholesale sales margin increased by $27.1 million in the first six months of 2000 compared to the first six months of 1999. Margin from the Nuclear Division, which was incorporated in retail rates in 1999, increased by $28.5 million. The Company's operating nuclear assets, Seabrook Unit 1 and Millstone Unit 3, supply power solely to the wholesale market in 2000. Overall, the Nuclear Division produced earnings of $.39 per share in the first six months of 2000, reflecting the wholesale sales margin less operations and maintenance and other costs, including taxes. See the LOOKING FORWARD section for more details. There was margin of $1.4 million from general wholesale activities in the first six months of 1999.

     Other operating revenues increased by $2.7 million in the first six months of 2000 compared to the first six months of 1999. Other operating revenues include transmission revenues from the New England Power Pool (NEPOOL), which increased by $2.7 million in the first six months of 2000 compared to the first six months of 1999, and were mostly offset by an increase in transmission operation expense.

     Operating expenses for operations, maintenance and purchased capacity decreased by $27.0 million in the first six months of 2000 compared to the first six months of 1999. The principal components of these expense changes include:

                                                                      $millions
--------------------------------------------------------------------- ----------
 Capacity expense:
--------------------------------------------------------------------- ----------
   Cogeneration  (see Note A)                                           (14.1)
--------------------------------------------------------------------- ----------
   Other purchases                                                       (0.7)
--------------------------------------------------------------------- ----------
           TOTAL CAPACITY EXPENSE                                       (14.8)
--------------------------------------------------------------------- ----------
 Operating Distribution Division O&M expense:
--------------------------------------------------------------------- ----------
   1999 fossil generation unit operating and maintenance costs           (7.1)
--------------------------------------------------------------------- ----------
   Pension and other employee benefit costs                              (5.0)
--------------------------------------------------------------------- ----------
   NEPOOL transmission expense                                            1.9
--------------------------------------------------------------------- ----------
   Other                                                                 (8.3)
--------------------------------------------------------------------- ----------
           TOTAL OPERATING DISTRIBUTION DIVISION                        (18.5)
--------------------------------------------------------------------- ----------
 Other unbundled components of O&M expense:
--------------------------------------------------------------------- ----------
   Nuclear Division (see Note B)                                         (3.5)
--------------------------------------------------------------------- ----------
   Conservation  and Load  Management,  Renewable  Energy  and  System
   Benefits (see note B)                                                  9.8
--------------------------------------------------------------------- ----------
           TOTAL OTHER COMPONENTS                                         6.3
--------------------------------------------------------------------- ----------
           TOTAL O&M EXPENSE                                            (27.0)
--------------------------------------------------------------------- ----------

               Note A: The Company's wholesale purchased power agreements were assumed by Enron Power Marketing, Inc. as part of agreements for Enron to supply the power needed by the Company to meet its standard offer obligations until the end of the four-year standard offer period and the power needed to serve the Company's special contract customers for the remaining contract terms. The Company has created a regulatory asset and liability to reflect this transaction, and the regulatory asset is being amortized, on a straight-line basis, as part of the CTA. The amortization for the first six months of 2000 of about $13.3 million is included in the "Amortization of regulatory assets" line of the income statement.

               Note B: Nuclear Division operation and maintenance expenses are incurred in the production of energy for the wholesale market and are reflected in the Nuclear Division results. About $2.5 million of the reduction was due to the absence of refueling outage costs incurred in the first six months of 1999. Conservation and load management and renewable energy costs are pass-through costs recovered in unbundled rates.

     Other taxes, primarily property taxes, decreased by $3.4 million in the first six months of 2000 compared to the first six months of 1999, due principally to the generating plant sale in April of 1999.

     Depreciation expense decreased by $19.1 million in the first six months of 2000 compared to the first six months of 1999. About $11.0 million of the decrease was due to the shifting of depreciation on nuclear plant stranded assets from depreciation expense to amortization of regulatory assets. About $4.8 million of the decrease was due to the completion of depreciation of conservation assets in the first half of 1999, and another $2.8 million was due to the generation asset sale in 1999. Other depreciation expenses decreased by $0.5 million.

     Amortization of regulatory assets decreased by $6.9 million in the first six months of 2000 compared to the first six months of 1999. With three exceptions, these costs, as recorded in 2000, are associated solely with either the CTA or the SBC. The exceptions are described in the following two paragraphs. The CTA and SBC amortization components in the first six months of 2000 amounted to $25.7 million (pre-tax) and were: nuclear assets (from depreciation) $10.2 million, purchased power contracts (in place of purchased power expense) $13.3 million, displaced worker costs $1.3 million, and other $0.9 million. However, because the result of these amortizations produced returns on both the CTA and SBC below the 11.5% return allowed, $25.0 million (before-tax) of amortization was deferred for the first six months of 2000. The elimination (completed in 1999) of $3.1 million (after-tax) of amortization of Seabrook Nuclear Station deferred return also reduced amortization expense in the first six months of 2000 compared to the first six months of 1999.

     The exceptions noted in the previous paragraph are amortizations that apply to the operating Distribution Division. They include the amortization of Retail Access assets, $0.9 million (pre-tax), and accelerated amortizations (both scheduled and "sharing" amortization). On December 31, 1996, the Connecticut Department of Public Utility Control issued an order that implemented a five-year Rate Plan to reduce the Company's retail prices and accelerate the recovery of certain "regulatory assets." According to the Rate Plan, under which the Company is currently operating, "accelerated" amortization of past utility investments is scheduled for every year that the Rate Plan is in effect, contingent upon the Company earning a 10.5% return on utility common stock equity. Beginning in 2000, these accelerated amortizations are charged to the operating Distribution Division, although they reduce CTA plant costs and rate base. About $4.4 million (after-tax) of accelerated amortization was charged in the first six months of 2000, compared to about $6.0 million (after-tax) in 1999, for a decrease of $1.6 million.

     The Company can also incur additional accelerated amortization expense as a result of the "sharing" mechanism in the Rate Plan if the Company achieves a return on utility common stock equity above 11.5%, which the Company did achieve during the third and fourth quarters of 1999. One-time items recorded against the return on utility common stock equity, before the Company achieves the 11.5%, are recorded with an appropriate "sharing" effect if the Company projects, at that time, that there will be total "sharing" for the year adequate to cover the "sharing" for the one-time item. Such "sharing" amortization was recorded in the first six months of 1999, in the amount of $1.0 million before-tax ($0.6 million after-tax), as a result of the one-time gain recorded in that period.

     Interest charges for the regulated business continued on a downward trend, decreasing by $8.6 million in the first six months of 2000 compared to the first six months of 1999, partly offset by an increase of $3.7 million in interest charges for non-regulated subsidiaries. Most of the reduction in utility interest charges occurred after the generation asset sale, which was completed on April 16, 1999. The Company used proceeds received from the sale of plant to pay off $205 million of debt. The decrease in utility interest charges was applied to the various unbundled components in 2000.

Non-regulated Business Earnings from Operations
-----------------------------------------------

     Overall, the consolidated non-regulated businesses operating under the parent United Resources, Inc. (URI), after corporate parent-allocated interest, earned approximately $0.3 million, or $.02 per share, in the first six months of 2000, compared to losses of about $2.4 million, or $.17 per share, in the first six months of 1999.

     The results of each of the subsidiaries of URI for the first six months of 2000 reflects the allocation of debt costs from the parent based on a capital structure, including an equity component, and interest rate, deemed to be appropriate for that type of business. American Payment Systems, Inc. earned approximately $1.3 million, or $.09 per share, in the first six months of 2000, reflecting an increase of $1.0 million, or $.07 per share, over the first six months of 1999. Xcelecom, Inc. lost approximately $0.2 million, or $.01 per share, in the first six months of 2000, compared to a loss of approximately $1.6 million, or $.12 per share, in the first six months of 1999. The improvement was the result of cost reduction efforts and the acquisitions of the Allan Electric Co., Inc. and the DataStore Incorporated.

     On May 11, 1999, the Company's non-regulated subsidiary, United Bridgeport Energy, Inc. (UBE), increased its 4% passive investment in Bridgeport Energy LLC
(BE) to 33 1/3%. The second phase of BE's merchant wholesale electric generating project went into commercial operation in July 1999, adding 180 megawatts of generation capacity for a total of 520 megawatts. UBE lost approximately $1.1 million, or $.08 per share, in the first six months of 2000, compared to a loss of about $0.6 million, or $.05 per share, in the first six months of 1999. The 2000 loss was the result of a shutdown to repair the steam turbine and to make modifications to the combustion turbine. These repairs and modifications were partly completed in June and partial service was resumed in June. Full service was resumed in mid-July. United Capital Investments, Inc. earned approximately $1.0 million, or $.07 per share, in the first six months of 2000, compared to a loss of approximately $0.4 million, or $.03 per share, in the first six months of 1999. The improvement reflects unrealized gains on an investment in a venture capital fund that is valued at its market value at the end of each quarter. The remaining non-regulated businesses loss of $.06 per share comparing the second quarter of 2000 to the second quarter of 1999 was the result of higher interest charges at the non-regulated parent URI.

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

Sharing Implementation
----------------------

     "Sharing", in 2000, will result only if the regulated operating Distribution Division exceeds its allowed return of 11.5% on utility common stock equity. Utility earnings will not likely ever exceed the sharing level before the third quarter of any year that "sharing" is in effect. Assuming the sharing level of earnings is exceeded in the third quarter of a particular year, then earnings in the third quarter that exceed that level and all positive utility earnings recorded in the fourth quarter of that year will be subject to "sharing."

A look at 2000; continued growth of non-regulated business value
----------------------------------------------------------------

     On January 1, 2000, the Company completed the restructuring process required by the Connecticut electric utility industry restructuring legislation enacted in 1998 and its regulated business became an electricity delivery business. All customers are now seeing at least a 10% reduction in their electric rates from 1996 levels.

     The framework of the current Rate Plan, including the "sharing" mechanism, is expected to continue at least through 2001. Regulatory decisions during 1999 did not alter the Company's allowed return of 11.5% on utility equity, and did not impinge on the Company's ability to achieve that return.

     On April 24, 2000, the Company estimated its year 2000 earnings would be in the range of $3.95-$4.10 per share. Following better than expected first and second quarter 2000 earnings from both the regulated and non-regulated businesses and experience with the new regulated pricing structure that became effective January 1, 2000, the Company is now revising its full year 2000 earnings estimate upwards, to $4.25-$4.35 per share.

     If the Company were to earn 11.5% on utility equity in the regulated business, including the Nuclear Division, that level of earnings would generate $3.35-$3.45 per share. In addition, continued operation of the Company's nuclear entitlements at the high availability rates experienced in the first and second quarters of 2000 would produce additional earnings, although a four-week refueling outage is scheduled for the Seabrook nuclear generating unit in the fourth quarter of 2000.

     Sharing will be significantly reduced from the 1999 levels, due to mandates in the restructuring legislation. The Company expects sharing to contribute no more than $.30-$.35 per share in 2000.

     The Company's non-regulated businesses, under the parent URI, are expected to contribute $.25-$.30 per share to earnings in 2000. This is the same level as previously expected. URI's wholly-owned subsidiary, American Payment Systems, Inc., is expected to contribute about half of this total, and United Bridgeport Energy, Inc. should add about $.05 per share. Xcelecom, Inc. and the other URI subsidiaries will contribute the rest. As a result of management's continued confidence in the potential of the non-regulated businesses, the Company is evaluating further investments in this area. Near-term losses could be incurred due to these new growth initiatives, if the potential for future benefits warrants such losses.

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

     The other utility earnings component that can vary significantly is the Nuclear Division component. The Company's operating nuclear assets, Seabrook Unit 1 and Millstone Unit 3, supply power solely to the wholesale market in 2000. Unit outages, whether scheduled or unscheduled, will result in lowered sales, and unscheduled outages could result in higher maintenance expenses. For 2000, the Seabrook unit is currently scheduled to be out-of-service for refueling in the fourth quarter for about 29 days, and will show lower earnings in that period.

     Actual 2000 results may vary depending on changes due to weather, economic conditions, sales mix (the usage pattern of the Distribution Division's retail customers) and the Company's ability to control expenses, as well as the performance of the non-regulated businesses and other unanticipated events.

     The  Company's   current  overall  estimate  of  earnings  per  share  from operations for 2000 is $4.25-$4.35 and the estimates of quarterly results are as follows:

     Earnings per share from operations:
                                      Estimated               Actual
                   Quarter            2000 Range                1999
                   -------            ----------                ----
                      1               $1.20 (Actual)           $ .66
                      2               $1.41 (Actual)             .99
                      3               $1.10 - $1.25             1.78
                      4               $ .44 - $ .59              .24
                                                                ----
                                                               $3.67

     Quarterly range estimates are not additive, that is, adding the low range numbers produces a result that is lower than the Company's low estimate for the year. The same is true for the high range numbers. The sums of the low and high range values should not be construed to represent any estimate other than the Company's annual estimate of $4.25-$4.35 per share.

A look at 2001; continued growth of non-regulated businesses value
------------------------------------------------------------------

     Currently, the Company is estimating earnings for 2001 to be in the same range expected for 2000, $4.25-$4.35 per share. Continued strong growth is forecast in the non-regulated businesses sector, which is expected to contribute 9-11 percent of total earnings for the year. About one-half of the non-regulated businesses earnings should be contributed by Xcelecom, Inc., with the balance spread among the other URI subsidiaries. The growth in the non-regulated sector will be offset by a reduction of regulated business earnings in 2001. The largest single influence on the forecasted downturn in utility earnings for 2001 is additional scheduled non-cash amortization. The Company's current and anticipated performance is underscored by its continuing strong cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company believes that it has no material quantitative or qualitative exposure to market risk associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     In the arbitration proceeding and lawsuits against Northeast Utilities and its subsidiaries (NU) with respect to their operation of Millstone Unit 3, described in Part I, Item 2, "Properties - Nuclear Generation" of the Company's Annual Report (Form 10-K) for the fiscal year ended December 31, 1999, the Company and the two other minority, non-NU joint owners that continued to prosecute the arbitration proceeding and lawsuits against NU following settlements by the seven other minority, non-NU joint owners of their claims against NU, have settled their claims against NU and stipulated to the dismissal of all claims in the arbitration proceeding and lawsuits. The July 24, 2000 settlement agreement between the Company and NU involves the payment by NU to the Company of approximately $15 million and certain contingent payments, and provided for the inclusion of the Company's Millstone Unit 3 ownership interest in NU's Millstone Station nuclear auction sale conducted by J. P. Morgan & Co. pursuant to Connecticut's Restructuring Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of the Shareowners of the Company was held on June 26, 2000, for the purpose of electing a Board of Directors for the ensuing year and voting on approval of the employment of PricewaterhouseCoopers LLP as the firm of independent public accountants to audit the books and affairs of the Company for the fiscal year 2000.

     All of the nominees for election as Directors listed in the Company's proxy statement for the meeting were elected by the following votes:

                                                      NUMBER OF SHARES
                                             -----------------------------------
                                               VOTED                      NOT
             NOMINEE                           "FOR"                     VOTED
             -------                           -----                     -----

       Thelma R. Albright                    12,524,540                 166,772
       Marc C. Breslawsky                    12,525,354                 165,957
       David E. A. Carson                    12,523,453                 167,858
       Arnold L. Chase                       12,518,955                 172,355
       John F. Croweak                       12,523,905                 167,407
       Robert L. Fiscus                      12,522,379                 168,934
       Betsy Henley-Cohn                     12,515,915                 175,398
       John L. Lahey                         12,522,300                 169,012
       F. Patrick McFadden, Jr.              12,523,844                 167,470
       Daniel J. Miglio                      12,514,398                 176,913
       James A. Thomas                       12,522,505                 168,806
       Nathaniel D. Woodson                  12,520,827                 170,486

     The employment of PricewaterhouseCoopers LLP as the firm of independent public accountants to audit the books and affairs of the Company for the fiscal year 2000 was approved by the following vote:

                                            NUMBER OF SHARES
                           ------------------------------------------------
                              VOTED               VOTED                NOT
                              "FOR"             "AGAINST"             VOTED
                              -----             ---------             -----

                           12,544,129            60,397              86,782

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          Exhibit
         Table Item             Exhibit
           Number               Number                                     Description
         ----------             -------                                    -----------

           (3)                    3.2a        Copy of Article III,  Section 2 of Bylaws of The United  Illuminating
                                              Company, amending Exhibit 3.2.*

          (10)                   10.2f        Copy of 2000  Amendatory  Agreement  between The United  Illuminating
                                              Company and Connecticut  Yankee Atomic Power Company,  dated July 28,
                                              2000, amending Exhibits 10.2b** and 10.2c***.

          (12), (99)             12           Statement Showing  Computation of Ratios of Earnings to Fixed Charges
                                              and Ratios of Earnings to Combined Fixed Charges and Preferred  Stock
                                              Dividend  Requirements (Twelve Months Ended June 30,  2000 and Twelve
                                              Months Ended December 31, 1999, 1998, 1997, 1996 and 1995).

          (21)                   21a          List of subsidiaries of The United Illuminating Company,  superseding
                                              Exhibit 21****.

          (27)                   27           Financial Data Schedule.



* Filed with Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 1999.
**   Filed with Annual Report on Form 10-K for fiscal year ended December 31,
     1995.
***  Filed with Annual Report on Form 10-K for fiscal year ended December 31,
     1996.
**** Filed with Annual Report on Form 10-K for fiscal year ended December 31,
     1999.


     (b) Reports on Form 8-K.

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE UNITED ILLUMINATING COMPANY




Date  08/14/2000            Signature          /s/ Robert L. Fiscus
    --------------                   -------------------------------------------
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

                            UIL HOLDINGS CORPORATION




Date   08/14/2000            Signature         /s/ Robert L. Fiscus
    -----------------                 ------------------------------------------
                                                   Robert L. Fiscus
                                       Vice Chairman of the Board of Directors,
                                       Chief Financial Officer, Treasurer and
                                       Secretary